Form 10-K
period 2019-12-31
TEGNA INC
filed 2020-03-02
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-6961
TEGNA INC.
(Exact name of registrant as specified in its charter)

Delaware				16-0442930
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer identification No.)

8350 Broad Street,	Suite 2000,	Tysons,	Virginia	22102-5151
(Address of principal executive offices)				(Zip Code)

(703)	873-6600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TGNA	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2019, was $3,270,838,563. The registrant has no non-voting common equity.
As of January 31, 2020, 217,815,465 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on April 30, 2020, is incorporated by reference in Part III to the extent described therein.

INDEX TO TEGNA INC.
2019 FORM 10-K

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

Over the past several years, we have transformed our company to become a pure-play broadcasting company, adding approximately 40 stations in attractive markets and divesting non-core assets. During 2019 alone, we completed four strategic acquisitions for a total purchase price of $1.5 billion which enhanced our geographic diversity and bolstered our portfolio of Big Four stations while positioning our company to take full advantage of emerging viewing trends. As a result of this strategic evolution, we have increased revenue and cash flow, reduced economic cyclicality, delivered value for shareholders, and continue to be well-positioned to benefit from additional industry consolidation.

We now operate one of the largest U.S. broadcasting groups and a leading local news and media content provider in the markets we serve. Through the combination of our growing subscription and political revenues and our successful acquisition track record, we are generating substantial free cash flow and shareholder value.

Operating Structure

We have one operating and reportable segment which generated revenues of $2.3 billion in 2019. The primary sources of our revenues are: 1) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites and tablet and mobile products; 2) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2020, 2018) and particularly in the second half of those years; and 4) other services, such as production of programming and advertising material.

The advertising revenues generated by a station’s local news programs make up a significant part of its total advertising revenues. Advertising pricing is influenced by demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local populations, the concentration of businesses, local economic conditions, and the popularity or ratings of the station’s programming. Almost all national advertising is placed through our centralized internal national sales advertising representatives, while local advertising time is sold by each station’s own local sales force.

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

As illustrated in the table below, our business continues to evolve toward growing stable and profitable revenue streams. As a result of growing importance of even-year political advertising on our results, management increasingly looks at revenue trends over two-year periods. High margin-subscription and political revenues account for approximately half of our total two-year revenue, a trend that began in 2019, and are expected to comprise a larger percentage on a rolling two-year cycle thereafter.

	Combined Two Year Period
	2018 - 2019			2017 - 2018

Advertising & Marketing Services	52%			55%
Subscription	41%	}	47%	38%	}	44%
Political	6%			6%
Other	1%			1%
Total revenues	100%			100%

Strategy
Our highly qualified Board of Directors is actively engaged and regularly reviews, guides and oversees the development and implementation of our long-term strategic plan. Our Board of Directors and management team are committed to executing on the following five-pillar strategy designed to create shareholder value.

1.Continue to be a best-in-class operator;
2.Aggressive yet disciplined pursuit of accretive M&A opportunities;
3.Pursuing growth opportunities through innovation and adjacent businesses;
4.Maintaining a strong balance sheet; and
5.Commitment to free cash flow generation and a balanced capital allocation process.

1. Continue to be a best-in-class operator:

Grow subscription revenue. Subscription revenue has steadily increased in the last several years, better reflecting the value of the content that our business provides. Pursuant to Federal Communications Commission (FCC) rules, every three years a local television station must elect to either (1) require cable and/or direct broadcast satellite operators to carry the station’s signal or (2) require such cable and satellite operators to negotiate retransmission consent agreements to secure carriage. At present, we have retransmission consent agreements with almost all cable operators, telecommunications and satellite providers in our television stations’ markets for carriage of those stations. During 2019, we renewed our multi-year distribution agreements with several major cable providers starting a significant repricing cycle. We repriced approximately 50% of our paid subscribers in the fourth quarter of 2019 and expect to reprice an additional 35% during 2020. These renewed agreements provide additional predictability into the expected future growth of our subscription revenues.

Our scale and strength in local content have contributed to our ability to grow our subscription revenue beyond traditional multichannel video programming distributors (MVPDs) into the growing OTT space. Moving our content onto OTT platforms allows us to reach an additional demographic of newer viewers that consume content online rather than via traditional television platforms, enabling us to expand our subscription revenues and deliver advertising products to a broader viewing audience.

We have OTT distribution deals with major network partners and streaming services such as Hulu, YouTube TV and Direct TV Now, permitting them to carry our stations’ content. Because our stations serve large markets that are pivotal to the success of companies offering platforms in the OTT space, our distribution agreements with these partners and streaming services contain financial terms similar to those in our more traditional distribution agreements with cable and satellite operators, making us economically agnostic to consumer platform choices.

Affiliation agreements. During 2019, we also successfully executed multi-year renewals of our principal affiliation agreements with CBS (extended through 2022), ABC (extended through 2023), and Fox (extended through 2022). Today, TEGNA is the largest independent owner of NBC affiliated stations and second largest owner of CBS affiliated stations.

2020 Political cycle. As a result of our 2019 acquisitions (discussed below), we have strategically expanded our portfolio to include additional key political markets and are primed to benefit from expected record political advertising in 2020. Our broadcasting assets, paired with Premion, offer political campaigns the ability to reach voters across the country, not just in our TEGNA television markets.

Improve the value we bring to advertisers. We provide our clients with data-driven integrated marketing services, using a holistic approach that puts their advertising dollars to work in the channels that make the most sense for them, regardless of the platform. During 2019, we continued to expand market share in our marketing services business through our sales transformation efforts, including innovations like our centralized 360-degree marketing services agency, our centralized pricing platform, and a well-trained, solutions-oriented salesforce.

Cost initiatives. We have implemented several significant cost-reduction initiatives and are in the process of implementing additional such initiatives. These efforts include implementation of shared service support centers for all back-office support functions, completion of the company-wide financial systems consolidation in the second quarter 2020, and automation of sales support processes as well as other key traffic monitoring functions.  In addition, during 2019, through TEGNA Marketing Solutions, we created an integrated in-house national sales force, which embraces automation for the more commoditized side of our business and creating a capability for our national clients. We are also pursuing new technology initiatives that make television advertising easier to buy and are using data analytics to provide insights on consumer traffic and purchasing decisions to advertisers.

2. Aggressive yet disciplined pursuit of accretive M&A opportunities:

Our strong balance sheet and cash flow generation enables us to opportunistically grow the business through accretive acquisitions. Since 2013, we have acquired approximately 40 stations and transformed into a pure-play broadcast company with a robust portfolio. During 2019, we identified and executed on significant M&A opportunities with clear and achievable synergies, closing on four important acquisitions encompassing 15 television stations, two radio stations and two multicast networks (which are summarized below). We now own 62 television stations in 51 markets with a concentration of Big Four stations in large, demographically growing markets, and an emphasis on important political markets.

The television stations acquired during 2019 are listed in the table below, and a summary of each acquisition follows:

Market	Station	Affiliation	Seller
Indianapolis, IN	WTHR	NBC	Dispatch Broadcast Group
Columbus, OH	WBNS	CBS	Dispatch Broadcast Group
Hartford-New Haven, CT	WTIC/WCCT	FOX/CW	Nexstar Media Group
Harrisburg-Lancaster-Lebanon-York, PA	WPMT	FOX	Nexstar Media Group
Memphis, TN	WATN/WLMT	ABC/CW	Nexstar Media Group
Wilkes Barre-Scranton, PA	WNEP	ABC	Nexstar Media Group
Des Moines-Ames, IA	WOI/KCWI	ABC/CW	Nexstar Media Group
Huntsville-Decatur-Florence, AL	WZDX	FOX	Nexstar Media Group
Davenport, IA and Rock Island-Moline, IL	WQAD	ABC	Nexstar Media Group
Ft. Smith-Fayetteville-Springdale-Rogers, AR	KFSM	CBS	Nexstar Media Group
Toledo, OH	WTOL	CBS	Gray Television
Midland-Odessa, TX	KWES	NBC	Gray Television

•
Nexstar Stations. On September 19, 2019, we completed our acquisition of 11 local television stations in eight markets, including eight Big Four affiliates, from Nexstar Media Group (the Nexstar Stations). These stations were divested by Nexstar Media Group in connection with its acquisition of Tribune Media Company. The estimated purchase price for the Nexstar Stations was $769.1 million comprised of a base purchase price of $740.0 million and estimated working capital of $29.1 million. The acquisition of the Nexstar Stations adds complementary markets to our existing portfolio of top network affiliates, including four affiliates in presidential election battleground states.

•
Dispatch Stations. On August 8, 2019, we completed our acquisition of Dispatch Broadcast Group’s #1 rated stations in Indianapolis, Indiana (NBC affiliate WTHR) and Columbus, Ohio (CBS affiliate WBNS). We also acquired WBNS radio (1460 AM and 97.1 FM), the leader in sports radio in Central Ohio (collectively the Dispatch Stations). The purchase price for the Dispatch Stations was $560.5 million comprised of a base purchase price of $535.0 million and working capital and cash acquired of $25.5 million. The acquisition of the Dispatch Stations helps to expand our portfolio of big four affiliates in large markets.

•
Justice and Quest Multicast Networks. On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network and Quest from Cooper Media. Justice and Quest are two leading multicast networks that offer unique ad-supported programming. Justice Network’s content is focused on true-crime genre, while Quest features factual-entertainment programs such as science, history, and adventure-reality series. Cash paid for this acquisition was $77.1 million (which included $4.6 million for working capital paid at closing).

•
Gray Stations. On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc. (collectively the Gray Stations). The final purchase price was $109.9 million, which includes working capital of $4.9 million. WTOL and KWES are strong local media brands in key markets, and they further expand our station portfolio of top 4 affiliates.

We refer to these four acquisitions collectively as the “Recent Acquisitions”.

3. Pursuing growth opportunities through innovation and adjacent businesses:

Continue to innovate in our content offerings to our consumers. Our trusted, local content is the driver of our success across all distribution channels and is a key ingredient that powers our current and future revenues. Our scale has allowed us to invest in comprehensive content and digital innovation initiatives. Our focus on data-driven editorial processes, new storytelling formats, and unique visual presentations across all our platforms are helping us to advance our goal of making our content the consumers’ first choice, no matter the platform.

In 2019, we continued significant efforts to embrace change, transform our content and connect with audiences in unique and powerful ways. Our culture encourages and embraces bold thinking and ideas from across the company. We are creating unique, live and original content in news and non-news time periods to meet changing viewer habits. In an on-demand OTT world, live, locally-relevant content is becoming increasingly important, and we are acting on that trend. We have continued to make wholesale transformations of our local news operations. We have invested in true digital-first newsrooms, leveraging analytics to better serve audiences and clients on-air and via mobile devices.

We are recognized nationally for our innovation in reinventing local journalism in the digital age. Over the past year, we have conducted digital-first investigations that shined a light on important issues, holding the powerful accountable and helping drive change and results for those without a voice. For example, KING 5 in Seattle won a prestigious Peabody award for their 2018 multipart “Back of the Class” investigative series, which exposed Washington State’s tragic failures in meeting the needs of special education students. KING 5 continued their reporting into 2019, including highlighting how physically restraining and isolating special education students in closet-like rooms can lead to severe trauma and violate civil rights. Thanks to KING 5’s reporting shedding light on this critical issue, in 2019 the Washington legislature increased special education funding by $155 million.

Our most innovative ideas frequently come from our employees who take active part in generating new ideas and pilots through a recurring, structured process. This has resulted in the creation of new digital-first episodic investigations; multiplatform news fact-checking segments like “Verify”; unique local news programs; and the launch in 2019 of an in-house digital production and distribution studio, VAULT Studios. VAULT Studios leverages our stations’ robust archives of investigative stories and has quickly gained a reputation as a premier podcast studio for fans of true crime. Several VAULT Studios productions have been among the top 10 true crime podcasts on the Apple Podcasts app in 2019.

We produce daily live, multi-platform syndicated programs. These programs are produced at our local stations, reducing cost while allowing us to quickly respond to local needs and tastes in content. “Daily Blast LIVE,” a 30-minute live news and entertainment show produced out of KUSA in Denver, is now in its third year. It continues to achieve strong year-over-year audience ratings growth with distribution that now spans 65 markets, including 16 of the top 25, and 20 non-TEGNA markets. “Sister Circle,” a live daily talk show for African American women, is also in its third year. The show is produced at WXIA in Atlanta and reaches approximately 60% of U.S. television households through its distribution across 16 TEGNA markets and on TV One and Cleo Network, two cable networks that offer a broad range of programming for a diverse audience of adult viewers.

Increase engagement across all platforms. As the consumption of content on digital platforms increases, we have continued to make investments in developing new ways of connecting with local audiences and enhancing our digital capabilities. In 2019, this included initiatives focused on diversifying our web traffic sources, improving our digital workflow, redesigning stations’ mobile apps and deploying industry-first innovations across our newsrooms.

•
Diversifying Audience Traffic Sources: Platforms control an increasing amount of consumer attention, and we have placed an emphasis on diversifying our digital traffic sources and building direct relationships with our audience. In 2019, this included launching new mobile applications for our stations, improving our traffic via search engines and increasing monetizable video views across platforms. As a result of these efforts, our digital properties have seen improvements in 2019 of +42% in Visitors and +63% in video views compared to the prior year.

•
Improving Digital Workflows: In 2018, we developed and began deployment of a new content management system (CMS) across all of our markets. In 2019, the new CMS was fully deployed, allowing stations to integrate data into the story creation process, making it easier and faster to publish videos and enabling us to optimize our content for the wide variety of distribution platforms. Importantly, the new platform also allows us to continually iterate on our capabilities as the digital ecosystem evolves, while reducing our ongoing operating expenses.

Late in 2016, we launched the industry’s first OTT local advertising network, Premion, a one-stop-shop that allows local, regional and national customers to place advertising on long-form programs across a broad array of services such as streaming devices, smart TVs and web browsers. Now in its third year of operations, Premion is a highly desirable buy for advertisers trying to reach so-called cord cutters and is helping us expand our revenue base and giving us access to new markets. Our large, local salesforce is leveraging relationships with local and regional advertisers to sell Premion inventory. Premion continues to deliver strong revenue growth achieving double digit growth rates, with revenue of more than $100 million in 2019.

On February 26, 2020, we announced a new strategic partnership with Gray Television (Gray) in which Gray will acquire a minority ownership interest in Premion. As part of this new partnership, Gray will serve as a reseller of Premion’s services across all of Gray’s 93 television markets.

Invest in new growth initiatives. We are further diversifying our revenue base by investing in new business models that leverage our strong assets and scale.

•
Intelligent Ad Automation. Premion has been our first investment in intelligent ad automation. Premion has partnered with MadHive (one of our strategic equity investments) to create a technology platform to aggregate inventory from OTT providers and then resell the inventory to local and regional advertisers leveraging our salesforce.

In addition to Premion, we are a member of the Television Interfaces Practices (TIP) consortium of broadcasters driving standardization and interconnectivity of the automation of national spot advertising. Our centralized pricing resources are enabling stations to more effectively price their advertising inventory to maximize share. New attribution technologies are enabling our advertisers to better understand the impact their advertising has on consumer traffic and purchasing. The creation in 2019 of a new, integrated in-house national salesforce has evolved the way we serve our national customers and enables us to expand those relationships.

•
Performance Marketing. We are a leading provider of digital marketing services for advertisers. We continued to evolve our product offerings in 2019, improving profitability by focusing our resources on our largest, most important clients. We have expanded our investments in attribution across linear television and OTT, more effectively demonstrating the value all our advertising products bring to our clients.

•
NextGen TV (ATSC 3.0). In 2017, the FCC began the process of issuing rules that would permit television stations to broadcast in the new ATSC 3.0 broadcast transmissions standard, which will allow broadcasters to enhance their existing transmission services with a new standardized system that will allow us to compete directly with Internet protocols. This new standard will allow us to support higher 4K high dynamic range resolution, higher frame rate, mobile, second screen experiences, 3D audio, virtual reality, advanced advertising and other exciting enhancements to the viewing experience. The technology enables encryption and content protection that will allow broadcasters for the first time to protect their signal and employ paywalls. During 2018 and 2019, we worked with other broadcasters as part of the Pearl consortium’s ongoing pilot testing of the new standard in Phoenix, Arizona. We expect to participate in the NextGen TV transition in multiple TEGNA markets in 2020.

4. Maintaining a strong balance sheet:

Our balance sheet combined with our strong, accelerating and dependable cash flows provide us the ability to pursue the path that offers the most attractive return on capital at any given point in time. We have a broad set of capital deployment opportunities, including retiring debt to create additional future flexibility; investing in original, relevant and engaging content; investing in growth businesses like Premion; and pursuing value accretive acquisition-related growth.

For example, during 2019 and in January 2020 we completed significant strategic financing actions that have positioned us to continue to pursue strategic acquisition opportunities that may develop in our sector, invest in new content and revenue initiatives, and grow revenue in fiscal year 2020. First, on August 15, 2019, we entered into an amendment of our Amended and Restated Competitive Advance and Revolving Credit Agreement that extended the letter of credit commitments until August 15, 2024 and increased our permitted total leverage ratios. In addition, on September 13, 2019 and January 9, 2020, we completed two $1 billion debt refinancings, taking advantage of low rates to reduce future interest expense including approximately $10 million in 2020, and improve our financial flexibility.

We will continue to review all opportunities in a disciplined manner, both strategically and financially. In the near-term, our priorities continue to be maintaining a strong balance sheet, enabling organic growth, acquiring attractively priced strategic assets and returning capital to shareholders in the form of dividends.

5. Commitment to free cash flow generation and a balanced capital allocation process:

Our operations have historically generated strong cash flow which, along with availability under our existing $1.5 billion revolving credit facility, are sufficient to fund our capital expenditures, interest expense, dividends, investments in new products and initiatives, as well as to fund acquisitions, including the Recent Acquisitions discussed above.

Our ability to generate operating cash flow and the recent completion of the two debt refinancings have enabled us to continue to de-lever following the Recent Acquisitions while continuing to pay a quarterly dividend of $0.07 per share. We plan to de-lever to approximately 4.0x of Adjusted EBITDA (see definition of this non-GAAP financial metric in Item 7) by year-end 2020, enabling TEGNA to continue to play a key role as an industry consolidator in the years ahead.

In addition, we have effectively deployed capital through divestitures, which help fund our growth. Our Board and management team continually assess the financial productivity of assets within our portfolio in the context of our strategy and operations. As a result, we have realized proceeds of approximately $300 million from the sale of non-core assets since 2017. These proceeds, together with cash distributions received from investments, have helped to provide a funding source for both strategic acquisitions and investments in organic growth drivers such as Premion.

Total shareholder return

As a result of executing on our five-pillar strategy, we have generated total shareholder return of 23.6% over the last two years. The below table shows total TEGNA shareholder return from January 1, 2018 (the beginning of our first full year as a pure-play broadcasting company) through December 31, 2019, compared to our Peer Group and S&P 500 Index.

Note: The Peer Group is defined as E.W. Scripps Company, Gray Television Inc., Meredith Corp., Nexstar Media Group, Inc., and Sinclair Broadcast Group, Inc.

		INDEXED RETURNS
		Periods Ending
Company Name / Index	Jan18	Mar18	Jun18	Sep18	Dec18	Mar19	Jun19	Sep19	Dec19
TEGNA Inc.	100	$81.34	$78.00	$86.49	$79.04	$103.02	$111.18	$114.52	$123.64
S&P 500 Index	100	$99.24	$102.65	$110.56	$95.62	$108.67	$113.34	$115.27	$125.72
Peer Group	100	$82.14	$87.77	$91.22	$87.08	$116.70	$117.86	$103.04	$106.29

Competition

The proliferation of high-speed broadband to the home and phone has significantly increased competition in the video marketplace in the last decade. Today, mobile broadband covers 99% of the U.S., and approximately 87% of Americans own devices that can access mobile broadband with numbers continuing to grow. Fixed, wired broadband to the home is now estimated at 82%, and also growing.
With the rise of 4G and unlimited data plans, every screen or mobile phone is now television. These video consumption patterns are no longer restricted to younger consumers. With the onset of ubiquitous high-speed Internet service, there’s been an explosion of platforms and applications with video advertising capabilities that consumers have adopted. These include large players like YouTube and Facebook, and a long tail of mobile applications and services that consumers value with more being added every week.

Our company strives to capture as large a viewing audience as possible for each of our broadcast stations, as the number of viewers who watch our stations in each Designated Market Area (DMA) has a direct impact on our ability to maximize both of our major revenue streams: advertising revenue and retransmission consent fees.

As noted above, we compete for audience share as part of an increasingly varied and competitive media landscape. We compete for advertising revenue with other platforms for television advertising media, including other broadcast stations and cable providers. We also compete against both traditional and new forms of media that offer paid advertising, including radio, newspapers, magazines, direct mail, online video, and social media.  Major competitors in this space include cable providers Comcast and Charter, as well as Internet platforms Google, Facebook, and YouTube. Advertisements on these digital platforms look like traditional television ads and compete with over-the-air broadcast ads in the local ad market.

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

Licensing. Television broadcast licenses generally are granted for eight-year periods. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. We believe that our stations operate in substantial compliance with the Communications Act and FCC regulations.

Local Broadcast Ownership Restriction. FCC regulations limit the concentration of broadcasting control and regulate network and local programming practices. In November 2017, the FCC adopted an order altering its regulations governing media ownership, generally making these regulations less restrictive. For example, the order eliminated the newspaper/broadcast cross-ownership rule, which generally prohibited an entity from holding an ownership interest in a daily print newspaper and a full-power broadcast station within the same market, and the television/radio cross-ownership rule, which imposed a number of limits on the ability to own television and radio stations in the same market. The revised rules also made common ownership of two television stations in the same market permissible in more markets so long as at least one of the commonly owned stations is not among the top four rated stations in the market at the time of acquisition, and provided for case-by-case consideration of transactions that would result in new or continued common ownership of two top four rated stations in a market. The FCC’s November 2017 ownership order also eliminated a rule making certain joint advertising sales agreements (JSAs) attributable in calculating compliance with the ownership limits. TEGNA is not currently party to any JSAs.

Various parties - including cable operators and other advocates for more stringent broadcast ownership restrictions - generally opposed the changes adopted in the FCC’s November 2017 order and challenged the order in court. The U.S. Court of Appeals for the Third Circuit vacated and remanded the FCC’s November 2017 order effective as of November 29, 2019, thus reinstating as of that date the FCC’s broadcast ownership rules in effect immediately prior to the November 2017 order. The FCC may appeal the Third Circuit’s decision to the U.S. Supreme Court and/or may adopt revised ownership rules in a new order issued as part of the periodic review the FCC is required by statute to undertake of those rules every four years.

The FCC requires the disclosure of shared services agreements (SSAs) in stations’ online public inspection files, though these agreements generally are not deemed to be attributable ownership interests. The FCC defines SSAs broadly to include a wide range of agreements between separately owned stations, including news sharing agreements and other agreements involving “station-related services.” We are party to an SSA under which our television station in Toledo, WTOL, provides certain services (not including advertising sales) to another Toledo television station owned by a third party. We are party to several other agreements involving the limited sharing of certain equipment and resources; some of these agreements may qualify as SSAs subject to disclosure.

National Broadcast Ownership Restrictions. The Communications Act includes a national ownership cap for broadcast television stations that prohibits any one person or entity from having, in the aggregate, market reach of more than 39% of all

U.S. television households. FCC regulations permit stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount). In December 2017, the FCC issued a Notice of Proposed Rulemaking seeking comments on whether it can or should modify or eliminate the national ownership cap and/or the UHF discount. Our 62 television stations reach approximately 32% of U.S. television households when the UHF discount is applied and approximately 39.0% without the UHF discount.

Retransmission Consent. As permitted by the Communications Act and FCC rules, we require cable and satellite operators to negotiate retransmission consent agreements to retransmit our stations’ signals. Under the applicable statutory provisions and FCC rules, such negotiations must be conducted in “good faith.” FCC rules also provide stations with certain protections against cable and satellite operators importing duplicating network or syndicated programming broadcast by distant stations. Pay-TV interests and other parties continue to advocate for the FCC to alter or eliminate various aspects of the rules governing retransmission consent negotiations and stations’ exclusivity rights. In addition, some pay-TV operators recently have invested in or otherwise coordinated with an online service called Locast, which asserts that it may lawfully retransmit broadcast television signals over the Internet within the applicable stations’ Nielsen DMAs - without the originating stations’ consent - under a federal Copyright Act provision that permits nonprofit organizations to retransmit broadcast television signals under certain limited circumstances. A lawsuit filed July 31, 2019, by the Big Four television networks, among others, alleges that Locast’s service does not qualify for the claimed exemption and therefore constitutes copyright infringement. That lawsuit is pending in the U.S. District Court for the Southern District of New York. If changes to the retransmission consent and/or exclusivity rules were adopted, and/or if services such as Locast were determined to be lawful, such developments could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations and, as a result, adversely impact our revenue from retransmission and advertising.

Post-Incentive Auction Repacking. In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations relinquished any spectrum rights as a result of the auction. Seventeen of our stations (which includes four of our recently acquired stations) have been or will be repacked to new channels.

To date, the repacking has not had any material effect on the geographic areas or populations served by our repacked full-power stations’ over-the-air signals, and we do not expect our remaining stations undergoing repacking to experience any such effect. If the repacking did have such an effect, our television stations moving channels could have smaller service areas and/or experience additional interference. The legislation authorizing the incentive auction and repacking established a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. Subsequent legislation enacted on March 23, 2018, appropriated an additional $1 billion for the repacking fund, of which up to $750 million may be made available to repacked full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist affected low power television stations, television translator stations, and FM radio stations, as well for consumer education efforts.

The repacking process is scheduled to occur over a 39-month period, divided into ten phases ending mid-year 2020. Our full power stations have been assigned to phases two through nine, and a majority of our capital expenditures in connection with the repack occurred in 2018 and 2019. To date, we have incurred approximately $35.6 million in capital expenditures for the spectrum repack project (of which $18.0 million was paid during 2019). We have received FCC reimbursements of approximately $24.4 million through December 31, 2019.

NextGen TV (ATSC 3.0). In November 2017, the FCC adopted an order authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard makes possible a variety of benefits for both broadcasters and viewers, including better sound and picture quality, hyper-localized programming including news and weather, enhanced emergency alerts, improved mobile reception, the use of targeted advertising, and more efficient use of spectrum, potentially allowing for more multicast streams to be aired on the same 6 megahertz channel. However, ATSC 3.0 is not backwards compatible with existing television equipment. To ensure continued service to all viewers, the FCC’s order authorizing ATSC 3.0 operations requires full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard until the FCC phases out the requirement in a future order. The content of this simulcast signal must be substantially similar to the programming aired on the ATSC 3.0 channel for a period of at least five years. Transitioning a station to ATSC 3.0 is voluntary under current FCC rules and may require significant expenditures. We expect to continue rolling out the new standard pending the standard’s completion and in coordination with upgrades related to our spectrum repack transition. To the extent we roll ATSC 3.0 service out to our stations, there can be no guarantee that such service would earn sufficient additional revenues to offset the related expenditures.

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

Employees

As of December 31, 2019, we employed 6,883 full-time and part-time people, all of whom were located in the U.S. The following table summarizes our employee headcount as of the end of 2019 and 2018.

	2019	2018
Media (1)	6,763	5,188
Corporate	120	148
Total	6,883	5,336
(1) Increase in 2019 is principally due to the Recent Acquisitions, new national sales organization and growth at our Premion business unit.

Approximately 10% of our employees are represented by labor unions. They are represented by 27 local bargaining units, most of which are affiliated with one of four international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the broadcasting industry. We do not engage in industry-wide or company-wide bargaining.

Environmental Regulatory Matters

We are subject to various laws and government regulations concerning environmental matters and employee safety and health. U.S. federal environmental legislation that pertains to us include the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). We are also regulated by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The Environmental Protection Agency (EPA), OSHA and other federal agencies have the authority to write regulations that have an effect on our operations.

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

Corporate Responsibility and Sustainability

TEGNA is committed to embedding sustainability throughout our business. We are driven by our strongly held purpose to make a difference in our work, our company and our communities. Our culture is defined by our values of inclusion, integrity, innovation, impact and results. We are focused on advancing progress in the areas of environmental sustainability, social impact, diversity and inclusion and corporate governance practices in order to strengthen communities, and protect and enhance TEGNA’s long-term value.

Our Board’s Public Policy and Regulation Committee guides the Company’s corporate social responsibility and sustainability efforts, and reviews and reports on these efforts on a periodic basis to our Board. For more information, read our most recent Social Responsibility Highlights Report, which can be found at www.tegna.com/corporate-social-responsibility.

Environmental Commitment

We are committed to managing our environmental impact responsibly and protecting the environment through our business practices. We have numerous sustainability practices in place, including energy efficiency programs, reducing our carbon footprint, green building projects and waste reduction. TEGNA’s new headquarters building, completed in 2019, features easy access to public transportation, bike racks, and electric vehicle charging ports. The interior design seeks to reduce energy consumption through features like automated shade and lighting controls for daylight harvesting, occupancy sensors and zoned HVAC, among others.

The TEGNA Foundation, the charitable foundation sponsored by TEGNA Inc., supports nonprofit activities in communities where we do business and contributes to a variety of charitable causes through its Community Grant Program. Community grants are identified locally by TEGNA stations and include support for community sustainability efforts.

We undertook several initiatives in 2019 to enhance the physical security at local TEGNA stations. This includes building access improvements at KARE in Minneapolis and KFMB in San Diego, and access control and fencing at KUSA in Denver, and general building and safety and security updates at KING/KONG in Seattle, KTVB in Boise, WCSH in Portland ME, KPNX in Phoenix, KGW in Portland, WKYC in Cleveland, WMAZ in Macon, and WWL in New Orleans.

Social Impact

TEGNA stations and our journalists take seriously their responsibility to be defenders of the First Amendment and strive to make an impact by being agents of positive change in the markets we serve. TEGNA’s Principles of Ethical Journalism define the behavior that all employees who gather, report, produce and distribute news and information on any platform must adhere to. Our core principles of Truth, Independence, Public Interest, Fair Play, and Integrity form the foundation for all news content produced by TEGNA stations. Reporting by our stations exposes wrongdoing, helps change laws and brings communities together in times of crisis, such as severe weather and natural disasters. In 2019, TEGNA won more national journalism awards than any local broadcaster as a result of our innovative approach to content, impactful investigations and commitment to the communities we serve.

In 2019, TEGNA stations raised more than $100 million in support of diverse local causes that address specific needs in communities. TEGNA Foundation Community Grants totaling $1.5 million were made to address local needs identified by stations. Grants are distributed within the United Nations Sustainable Development Goal framework, with the majority of grants supporting four major categories: Good Health and Well Being, Quality Education, Zero Hunger, and No Poverty. TEGNA also made grants to broadcast industry organizations to support press freedom, journalism ethics, and training for the next generation of diverse journalists. TEGNA employees give back to their local communities by volunteering for and donating to their favorite causes. In 2019, TEGNA Foundation approved more than $500,000 in employee matching gifts. TEGNA employees also take part in mentoring our nation’s veterans through our relationship with American Corporate Partners (ACP), helping veterans transition out of the military and guiding them as they reenter the private sector. TEGNA is committed to building a fully inclusive culture and equity in talent hiring and management decisions. Women comprise 42% of the Board and 47% of our workforce. In addition, 17% of our Board and 25% of our workforce is racially and ethnically diverse. In 2019, and for the third consecutive year, TEGNA was named as a Best Place to Work for LGBTQ Equality by the Human Rights Campaign. In recognition of our strong commitment to inclusive practices both internally and in marketing campaigns, we received a 2019 Microsoft Advertising Agency Award for Inclusive Culture & Marketing. In 2019, minority and women-owned businesses were awarded 13% of TEGNA’s spending on outside products and services (excluding programming spend and based on analysis of the top 100 vendors).

Corporate Governance

Our Board and management have instituted strong corporate governance practices to ensure that we operate in ways that support the long-term interests of our shareholders. Important corporate governance practices we follow include:

•	All of our directors are elected annually;

•	Eleven of our twelve directors are independent;

•	We have a robust shareholder engagement program;

•	We separate the positions of Chairman and CEO and have an independent Chairman;

•	We maintain an ongoing board refreshment process, which has resulted in our adding six independent directors during the past five years and the transition of the chairman role during 2018;

•	Approximately 94.5% of the votes cast at last year’s annual meeting were in favor of the Company’s Say on Pay proposal.

•	Our directors and senior executives are subject to stock ownership guidelines;

•	We do not have a shareholder rights plan (poison pill) in place;

•	Our Board has adopted a proxy access by-law provision; and

•	Mergers and other business combinations involving the Company generally may be approved by a simple majority vote.

Additional information regarding our corporate governance practices is included in our Principles of Corporate Governance posted on the Corporate Governance page under the “Investors” menu of our website at www.tegna.com.

MARKETS WE SERVE
TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
Alabama	Huntsville	WZDX(TV): rocketcitynow.com	Ch. 54/FOX	2022	351,610	1985
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2021	1,879,780	1970
	Mesa	KPNX(TV): 12news.com	Ch. 12/NBC	2021	1,879,780	1953
	Tucson	KMSB(TV): tucsonnewsnow.com	Ch. 11/FOX	2022	421,820	1967
		KTTU(TV): tucsonnewsnow.com	Ch. 18/MNTV	2020	421,820	1984
Arkansas	Fort Smith	KFSM-TV: 5newsonline.com	Ch. 5/CBS	2022	265,520	1956
	Little Rock	KTHV(TV): thv11.com	Ch. 11/CBS	2022	472,560	1955
California	Sacramento	KXTV(TV): abc10.com	Ch. 10/ABC	2023	1,317,500	1955
	San Diego	KFMB-TV (3): cbs8.com	Ch. 8/CBS	2020	981,650	1949
Colorado	Denver	KTVD(TV): my20denver.com	Ch. 20/MNTV	2020	1,532,320	1988
		KUSA(TV): 9news.com	Ch. 9/NBC	2021	1,532,320	1952
Connecticut	Hartford	WTIC-TV: fox61.com	Ch. 61/FOX	2022	885,890	1984
	Waterbury	WCCT-TV: yourcwtv.com/partners/hartford	Ch. 20/CW	2021	885,890	1953
District of Columbia	Washington	WUSA(TV): wusa9.com	Ch. 9/CBS	2022	2,351,930	1949
Florida	Jacksonville	WJXX(TV): firstcoastnews.com	Ch. 25/ABC	2023	690,400	1989
		WTLV(TV): firstcoastnews.com	Ch. 12/NBC	2021	690,400	1957
	Tampa-St. Petersburg	WTSP(TV): wtsp.com	Ch. 10/CBS	2022	1,800,600	1965
Georgia	Atlanta	WATL(TV): 11alive.com	Ch. 36/MNTV	2020	2,269,270	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2021	2,269,270	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2022	211,110	1953
Idaho	Boise	KTVB(TV) (4): ktvb.com	Ch. 7/NBC	2021	261,140	1953
Illinois	Moline	WQAD-TV: wqad.com	Ch. 8/ABC	2023	259,590	1963
Indiana	Indianapolis	WTHR(TV) (5): wthr.com	Ch. 13/NBC	2022	1,053,830	1957
Iowa	Ames	WOI-DT: weareiowa.com	Ch. 5/ABC	2022	393,470	1950
	Ames	KCWI-TV: weareiowa.com	Ch. 23/CW	2021	393,470	1999
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2023	636,150	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2022	615,480	1957
		WUPL(TV) (6): wwltv.com/mytv	Ch. 54/MNTV	2020	615,480	1955
Maine	Bangor	WLBZ(TV): newscentermaine.com	Ch. 2/NBC	2021	111,070	1954
	Portland	WCSH(TV): newscentermaine.com	Ch. 6/NBC	2021	349,470	1953
Michigan	Grand Rapids	WZZM(TV): wzzm13.com	Ch. 13/ABC	2023	653,100	1962
Minnesota	Minneapolis-St. Paul	KARE(TV): kare11.com	Ch. 11/NBC	2021	1,697,370	1953
Missouri	St. Louis	KSDK(TV): ksdk.com	Ch. 5/NBC	2021	1,099,590	1947
New York	Buffalo	WGRZ(TV): wgrz.com	Ch. 2/NBC	2021	576,710	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2021	1,125,970	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2022	635,580	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2021	1,366,110	1948
	Columbus	WBNS-TV (7): 10tv.com	Ch. 10/CBS	2022	877,490	1949
	Toledo	WTOL(TV): wtol.com	Ch. 11/CBS	2020	347,480	1958
Oregon	Portland	KGW(TV) (8): kgw.com	Ch. 8/NBC	2021	1,112,500	1956
Pennsylvania	Scranton	WNEP-TV: wnep.com	Ch. 16/ABC	2023	497,830	1954
	York	WPMT(TV): fox43.com	Ch. 43/FOX	2022	641,660	1952
South Carolina	Columbia	WLTX(TV): wltx.com	Ch. 19/CBS	2022	365,850	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2021	491,810	1956
	Memphis	WATN-TV: localmemphis.com	Ch. 24/ABC	2022	580,600	1978
		WLMT(TV): localmemphis.com	Ch. 30/CW	2021	580,600	1983
Texas	Abilene	KXVA(TV): myfoxzone.com	Ch. 15/FOX	2022	100,790	2001
	Austin	KVUE(TV): kvue.com	Ch. 24/ABC	2023	736,770	1971
	Beaumont	KBMT(TV) (9): 12newsnow.com	Ch. 12/ABC	2023	143,130	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2023	188,210	1964
	Dallas	WFAA(TV): wfaa.com	Ch. 8/ABC	2023	2,563,320	1949
	Houston	KHOU(TV): khou.com	Ch. 11/CBS	2022	2,330,180	1953
	Odessa	KWES-TV: newswest9.com	Ch. 9/NBC	2021	141,600	1958
	San Angelo	KIDY(TV): myfoxzone.com	Ch. 6/FOX	2022	50,220	1984
	San Antonio	KENS(TV): kens5.com	Ch. 5/CBS	2022	916,970	1950
	Tyler-Longview	KYTX(TV): cbs19.tv	Ch. 19/CBS	2022	223,590	2008
	Temple	KCEN-TV (10): kcentv.com	Ch. 9/NBC	2021	333,300	1953
Virginia	Hampton/Norfolk	WVEC(TV): 13newsnow.com	Ch. 13/ABC	2023	684,310	1953

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM
(Continued)

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
Washington	Seattle/Tacoma	KING-TV: king5.com	Ch. 5/NBC	2021	1,764,680	1948
		KONG(TV): king5.com	Ch. 16/IND	N/A	1,764,680	1997
	Spokane	KREM(TV): krem.com	Ch. 2/CBS	2022	381,590	1954
		KSKN(TV): spokanescw22.com	Ch. 22/CW	2021	381,590	1983

(1) Channel refers to the viewer-facing “virtual” channel associated with the station’s brand, which may differ from the radiofrequency channel on which the station transmits.
(2) Market TV households is number of television households in each market, according to 2019-2020 Nielsen figures.
(3) KFMB also operates a sub-channel (CW channel), which is not counted. We also own two radio stations, KFMB-AM (760), and KFMB-FM (100.7).
(4) We also own KTFT-LD (NBC), a low power television station in Twin Falls, ID.
(5) We also own WALV-CD, a Class A television station in Indianapolis, IN.
(6) We also own WBXN-CD, a Class A television station in New Orleans, LA.
(7) We also own two radio stations, WBNS(AM) (1460), and WBNS-FM (97.1).
(8) We also own KGWZ-LD, a low power television station in Portland, OR.
(9) KBMT also operates a subchannel (KJAC/NBC), which is not counted. We also own KUIL-LD, a low power station in Beaumont, TX.
(10) We also own KAGS-LP, a low power television station in Bryan, TX.

In addition to the above television station properties, we also have the following digital and multicast network operations which support our television stations:
Premion: www.premion.com Headquarters: New York, NY
TEGNA Marketing Solutions: www.TEGNAmarketingsolutions.com
Justice Network and Quest multicast networks: www.justicenetworktv.com and www.questtv.com

INVESTMENTS We have non-controlling ownership interests in the following companies:
Bustle Digital Group: www.bustle.com
CareerBuilder: www.careerbuilder.com
Hudson MX: www.hudsonmx.com
Kin Community: www.kincommunity.com
MadHive: www.madhive.com
Pearl: www.pearltv.com
SIGNIA Venture Partners: www.signiaventurepartners.com
ViewLift: www.viewlift.com
Tubi TV: www.tubitv.com
Video Call Center: www.thevcc.tv
Vizbee: www.vizbee.tv
Whistle Sports: www.teamwhistle.com

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

Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, including statements with respect to the expected financial results of the company. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify forward-looking statements. Any forward-looking statements contained herein are based on our management’s current beliefs and expectations, but are subject to a number of risks, uncertainties and changes in circumstances, which may cause the company’s actual results or actions to differ materially from what is expressed or implied by these statements. Such statements include, but are not limited to: our confidence in the future performance of the company; our ability to execute on our capital allocation, growth and diversification strategies, including potential mergers and acquisitions; the realization of expected regulatory changes and our ability to monetize new content and grow subscriber revenue. Economic, competitive, governmental, technological and other factors and risks that may affect our operations or financial results expressed in this Annual Report are discussed in Item “1A. Risk Factors”.

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

We are impacted by demand for advertising, which, in turn, depends on a number of factors, some of which are cyclical and many of which are beyond our control

In 2019, 55% of our revenues were derived from television spot and digital advertising. Demand for advertising is highly dependent upon the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. During an economic downturn, demand for advertising often decreases. Consequently, our operating results depend on the relative strength of the economy in our principal television markets as well as the strength or weakness of regional and national economic factors. A decline in economic conditions in the U.S. could have a significant adverse impact on our businesses and could significantly impact our television spot and digital advertising revenues.

Our advertising revenues can also vary substantially from year to year, driven by the political election cycle (i.e., even years); the ability and willingness of candidates and political action committees to raise and spend funds on television and digital advertising; and the competitiveness of the election races in our stations’ markets. Advertising revenues will also vary based on the coverage of major sporting events (e.g., Olympics and Super Bowl) due to our high concentration of NBC stations.

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in traditional and new businesses

Advertising and marketing services produce the majority of our revenues, with our stations’ affiliated desktop, mobile and tablet advertising revenues, as well as our OTT product offerings being important components. Technology, particularly new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies used in the entertainment industry continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through so-called “cutting the cord” and other consumption strategies.

These innovations may affect our ability to generate television audience, which may make our television stations less attractive to advertisers. For example, increasing demand for content generated for consumption through other forms of media such as Amazon Prime, Disney+, HBO Go, Hulu, or Netflix, could cause our advertising revenues to decline as a result of changes to the ratings of our programming, which may materially negatively affect our business and results of operations.

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

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. As such, we are exposed to various cybersecurity threats, including but not limited to, threats to our information technology infrastructure, and unauthorized attempts to gain access to our confidential information, including third parties which receive our confidential information for business purposes. We take measures to minimize the risk of a cyber-attack including utilization of multi-factor authentication, deployment of firewalls, virtual private networks for mobile connections and conducting regular training of our employees related to protecting sensitive information and recognizing “phishing” attacks. These measures, however, may not be sufficient in preventing or the timely detection of breaches or cyber-attacks due to the evolving nature and ever-increasing abilities of cyber-attacks. Depending on the severity of the breach or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. In addition, cybersecurity breaches could subject us to civil liability to customers and other third parties as well as fines and penalties imposed by governmental or regulatory authorities which could be substantial. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from breaches of our systems.

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

Each of our affiliation agreements has a stated expiration date. With respect to the major broadcast networks, our principal expirations occur in the following years: NBC-early 2021, CBS-2022, Fox-2022, ABC-2023. If renewed, our network affiliation agreements may be renewed on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

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

Our retransmission consent agreements with major cable, satellite and telecommunications service providers permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us (which we classify as subscription revenues). This source of revenue represented approximately 44% of our 2019 total revenues, and we expect the contribution of subscription revenues to increase in 2020 and to continue to increase in the foreseeable future periods. During 2019, retransmission consent agreements covering approximately 50% of our subscribers were renewed. During 2020, retransmission consent agreements covering approximately 35% or our subscribers expire. If we are unable to negotiate and renew these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our ability to increase our subscription revenues, negatively impacting our business, financial condition, and results of operations.

We operate our business in a single broadcast segment, which increases our exposure to the changes and highly competitive environment of the broadcast industry

Broadcast companies operate in a highly competitive environment and compete for audiences, advertising and marketing services revenue and quality programing. Lower audience share, declines in advertising and marketing services spending, and increased programming costs would adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against existing, new or potential competitors, or that competition and consolidation in the media marketplace will not have a material adverse effect on our business, financial condition or results of operations.

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

Changes in the regulatory environment could increase our costs or limit our opportunities for growth

Our television stations are subject to various obligations and restrictions under the Communications Act of 1934 as amended (the “Communications Act”), and FCC regulations. These requirements may be affected by legislation, FCC actions, or court decisions, and any such changes may affect the performance of our business, such as by imposing new obligations or by limiting our television stations’ exclusivity or retransmission consent rights. For instance, although the FCC voted in November 2017 to reduce restrictions on local broadcast ownership, the U.S. Court of Appeals for the Third Circuit vacated and remanded these changes effective as of November 29, 2019. These regulatory changes could be restored by further appeals or could be affected in the future by Congress or the FCC. If broadcast ownership rules become more restrictive, our opportunities to grow our broadcast business through acquisitions or other strategic transactions could be impaired.

There could be significant liability if the spin-off of Cars.com was determined to be a taxable transaction

In May 2017 we completed our spin-off of Cars.com, which we refer to as the ”spin-off”. In connection with the spin-off, we received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code were satisfied. The opinion relies on certain facts, assumptions, representations and undertakings from TEGNA and the spun-off business regarding the past and future conduct of the company’s business and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, TEGNA and its stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.

Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that the spin-off is taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of TEGNA or the spun-off business after the separation. If the spin-off was determined to be taxable for U.S. federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

Our proxy contest with Standard General L.P. has caused and could continue to cause us to incur significant costs, divert management’s attention and resources, and have an adverse effect on our business

Activist shareholders, like Standard General, may from time to time engage in proxy solicitations, advance shareholder  proposals or otherwise attempt to affect changes or acquire control over us. Responding to these actions can be costly and time-consuming, divert the attention of our Board and management from the management of our operations and the pursuit of our business strategies, particularly if such activist shareholders advocate actions that are not supported by other shareholders, our board or management. In 2019, we incurred advisory fees of $6.1 million related to the pending proxy contest with Standard General, and have incurred additional costs in the first quarter of 2020. In addition to the incurred costs, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.
Our strategic acquisitions, investments and partnerships could pose various risks, increase our leverage and may significantly impact our ability to expand our overall profitability

Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations or cash flow and could strain our human resources. We may be unable to successfully complete acquisitions, implement effective cost controls, achieve expected synergies or increase revenues as a result of an acquisition. Acquisitions may result in us assuming unexpected liabilities and in management diverting its attention from the operation of our business. Acquisitions may result in us having greater exposure to the industry risks of the businesses underlying the acquisition. Strategic investments and partnerships with other companies expose us to the risk that we may be unable to control the operations of our investee or partnership, which could decrease the amount of benefits we realize from a particular relationship. We are exposed to the risk that our partners in strategic investments and infrastructure may encounter financial difficulties which could disrupt investee or partnership activities, or impair assets acquired, which would adversely affect future reported results of operations and shareholders’ equity. The failure to obtain regulatory approvals or required consents of broadcast television networks or other third parties may prevent us from completing or realizing the anticipated benefits of acquisitions. Furthermore, acquisitions may subject us to new or different regulations which could have an adverse effect on our operations.

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates and terms as it matures

As of December 31, 2019, we had approximately $4.2 billion in debt and approximately $594.8 million of undrawn additional borrowing capacity under our revolving credit facility that expires in 2024. This debt matures at various times during the years 2020-2029. While our cash flow is expected to be sufficient to pay amounts when due, if our operating results deteriorate significantly, we may not be able to pay amounts when due and a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is generally unpredictable and volatile credit markets could make it harder for us to obtain debt financings.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $5.51 billion as of December 31, 2019, representing approximately 79% of our total assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstance that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The types of properties required to support our television stations include offices, studios, sales offices, tower and transmitter sites. All of our stations have converted to digital television operations in accordance with applicable FCC regulations. A listing of television station locations can be found on page 13.

Our digital businesses that support our broadcast operations lease their facilities. This includes facilities for executive offices, sales offices and data centers. A listing of our digital businesses locations can be found on page 14.

In January 2019, we moved to our new corporate headquarters facility located in Tysons, VA. Our new corporate headquarters lease expires in April 2031.

We believe all of our owned and leased facilities are in satisfactory condition, are well maintained, and are adequate for current use.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 13 of the Notes to consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our approximately 217.8 million outstanding shares of common stock are held by 6,452 shareholders of record as of January 31, 2020. Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA.

Purchases of Equity Securities

On September 19, 2017, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over three years. During 2019, no shares were repurchased and as of December 31, 2019, approximately $279.1 million remained under this program. As a result of our Recent Acquisitions, we have suspended share repurchases under this program.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2015 through 2019 is contained under the heading “Selected Financial Data” on page 78 and is derived from our audited financial statements for those years.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are an innovative media company that serves the greater good of our communities. Our business includes 62 television stations and four radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, email, social, and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

We have one operating and reportable segment. The primary sources of our revenues are: 1) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites and tablet and mobile products; 2) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2020, 2018) and particularly in the second half of those years; and 4) other services, such as production of programming and advertising material.

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

As discussed above in “Business Overview” section of Item 1, during 2019 we acquired multiple local television stations and two multicast networks in four different business acquisitions for an aggregate purchase price of approximately $1.5 billion. The four acquisitions are collectively referred to as the “Recent Acquisitions” in the results of operations discussion that follows. The inclusion of the operating results from these Recent Acquisitions for the periods subsequent to their acquisition impacts the year-to-year comparability of our consolidated operating results in 2019.

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 23 titled ‘Operating results non GAAP information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis.

For a comparative discussion of our results of operations for the years ended December 31, 2018 and December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

A consolidated summary of our results is presented below (in thousands).

	2019	Change		2018	Change	2017

Revenues:	$2,299,497	4%		$2,207,282	16%	$1,903,026

Operating expenses:
Cost of revenues	1,228,237	15%		1,065,933	14%	933,718
Business units - Selling, general and administrative expenses	326,804	4%		315,320	10%	287,396
Corporate - General and administrative expenses	80,144	53%	(1)	52,467	(5%)	54,943
Depreciation	60,525	8%		55,949	2%	55,068
Amortization of intangible assets	50,104	62%		30,838	43%	21,570
Spectrum repacking reimbursements and other, net	(5,335)	(54%)		(11,701)	***	4,429
Total	1,740,479	15%		1,508,806	11%	1,357,124
Operating income	559,018	(20%)		698,476	28%	545,902
Non-operating income (expense):
Equity income in unconsolidated investments, net	10,149	(26%)		13,792	33%	10,402
Interest expense	(205,470)	7%		(192,065)	(9%)	(210,284)
Other non-operating items, net	11,960	***		(11,496)	(67%)	(35,304)
Total	(183,361)	(3%)		(189,769)	(19%)	(235,186)
Income before income taxes	375,657	(26%)		508,707	64%	310,716
Provision (benefit) for income taxes	89,422	(17%)		107,367	***	(137,246)
Income from continuing operations	286,235	(29%)		401,340	(10%)	447,962
Earnings from continuing operations per share - basic	1.32	(29%)		1.86	(11%)	2.08
Earnings from continuing operations per share - diluted	$1.31	(29%)		$1.85	(10%)	$2.06
*** Not meaningful
(1) This increase in corporate expense was driven by acquisition-related costs totaling $30.7 million in 2019 due to the Recent Acquisitions (principally advisory fees). In addition, our 2019 Corporate expense includes $6.1 million of advisory fees related to activism defense. Excluding these advisory fees, corporate expenses were down approximately $9.1 million. See the section on page 23 titled ‘Operating results non-GAAP information’ for additional tables and information regarding our Corporate expense on a non-GAAP basis.

Revenues

Our AMS category includes all sources of our traditional television advertising and digital revenues including Premion and other digital advertising and marketing revenues across our platforms. Our Subscription revenue category includes revenue earned from cable and satellite providers for the right to carry our signals and the distribution of TEGNA stations on OTT streaming services. The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	2019	Change	2018	Change	2017
Advertising & Marketing Services	$1,226,607	11%	$1,106,754	(3%)	$1,139,642
Subscription	1,005,030	20%	840,838	17%	718,750
Political	38,478	(84%)	233,613	***	23,258
Other	29,382	13%	26,077	22%	21,376
Total revenues	$2,299,497	4%	$2,207,282	16%	$1,903,026
*** Not meaningful

Total revenues increased $92.2 million in 2019 as compared to 2018. Our Recent Acquisitions contributed total revenues of $185.0 million in 2019. Excluding Recent Acquisitions, total revenues decreased $92.8 million. This decrease was primarily due to a $200.4 million reduction in political advertising, reflecting significantly fewer elections compared to 2018. This decrease was partially offset by an increase in subscription revenue of $96.6 million, primarily due to annual rate increases under existing retransmission agreements and an increase in AMS revenue of $8.6 million (due to higher digital revenue).

Cost of revenues

Cost of revenues increased $162.3 million in 2019 as compared to 2018. Our Recent Acquisitions added cost of revenues of $95.0 million. Excluding our Recent Acquisitions, cost of revenues increased $67.3 million. This increase was primarily due to a $61.1 million increase in programming costs, due to the growth in subscription revenues (certain programming cost are linked to such revenues), and higher severance expense of $3.7 million incurred in 2019 as compared to 2018. Partially offsetting this increase was a reduction of $8.6 million of digital costs as a result of the fourth quarter 2018 reduction in force and rebranding of our digital business unit (which resulted in lower third party digital platform costs in 2019, see Note 13 to the consolidated financial statements for further details).

Business units - Selling, general and administrative expenses

Business unit selling, general, and administrative expenses increased $11.5 million in 2019 as compared to 2018. Our Recent Acquisitions added business unit selling, general and administrative (SG&A) expenses of $25.7 million. Excluding the Recent Acquisitions, SG&A expenses decreased $14.2 million. The decrease was primarily the result of an $11.1 million reduction of professional and legal costs (due to the settlement of the Department of Justice Antitrust Division matter in June 2019, see Note 13 to the consolidated financial statements for further details).

Corporate - General and administrative expenses

Our corporate costs are separated from our business expenses and are recorded as general and administrative expenses in our Consolidated Statement of Income. This category primarily consists of broad corporate management functions including Legal, Human Resources, and Finance, as well as activities and costs not directly attributable to the operations of our media business. In addition, beginning in 2019, we now record acquisition-related costs within our Corporate operating expense. Prior to 2019, such costs were recorded in other non-operating items, net.

Corporate general and administrative expenses increased $27.7 million in 2019 as compared to 2018. The increase was primarily due to $30.7 million in acquisition-related costs (principally advisory fees) associated with the Recent Acquisitions. Also contributing to the increase was $6.1 million of advisory fees related to activism defense. Excluding these professional fees, corporate expenses were down approximately $9.1 million, primarily due to a decline in severance expense of $5.3 million in 2019 as compared to 2018 as well as the full-year impact of certain cost-saving initiatives implemented in 2018.

Depreciation

Depreciation expense increased $4.6 million in 2019 as compared to 2018. Our Recent Acquisitions added $5.8 million. Excluding the impact of Recent Acquisitions, there was a $1.2 million decline in our depreciation expense.

Amortization of intangible assets

Intangible asset amortization expense increased $19.3 million in 2019 as compared to 2018. The increase was due to our Recent Acquisitions.

Spectrum repacking reimbursements and other, net

We had other net gains of $5.3 million in 2019 compared to net gains of $11.7 million in 2018. The 2019 net gains consisted of gains of $17.0 million of reimbursements received from the Federal Communications Commission for required spectrum repacking and a gain of $2.9 million as a result of the sale of certain real estate. These gains were partially offset by a $5.5 million in contract termination charge and incremental transition costs related to bringing our national sales organization in-house and $9.1 million of non-cash charges to reduce the value of certain assets classified as held-for-sale. The 2018 net gains primarily consisted of $7.4 million of spectrum repack reimbursements and a $6.0 million gain recognized on the sale of real estate in Houston.

Operating income

Operating income decreased $139.5 million in 2019 as compared to 2018. Our Recent Acquisitions added $39.1 million in operating income. Excluding the impact of Recent Acquisitions, operating income decreased $178.6 million which was driven by the changes in revenue and operating expenses described above. Our operating margins were 24.3% in 2019 compared to 31.6% in 2018, primarily reflecting the typical decline of high-margin political advertising revenue in odd calendar years ($195.1 million lower).

Programming and payroll expense trends

Programming and payroll expenses are the two largest elements of our operating expenses, and are summarized below, expressed as a percentage of total operating expenses. Programming expenses as a percentage of total operating expenses have increased due to an increase in reverse compensation payments to our network affiliation partners associated with higher subscription revenues (certain affiliation partners are compensated based on a percentage of subscription revenues). Payroll expenses have increased during 2019 primarily due to our Recent Acquisitions, but as a percentage of total operating expenses have decreased in 2019 primarily due to increases in programming expenses, which make up a larger percentage of operating costs.

	Percentage of total operating expenses
Expense Category	2019	2018	2017
Programming expenses	35.5%	33.3%	32.4%
Payroll expenses	28.6%	29.8%	31.3%

Non-operating income and expense

Equity income: This income statement category reflects earnings or losses from our equity method investments. Equity income decreased $3.6 million from $13.8 million in 2018 to $10.1 million in 2019. The 2019 income was primarily due to a gain of $12.2 million recognized in connection with the sale of investment in Captivate. The 2018 income was primarily due to $14.2 million of equity earnings from our CareerBuilder investment, resulting from a $17.9 million gain recorded in connection with our share of the gain on sale of its subsidiary, Economic Modeling, LLC.

Interest expense: Interest expense increased $13.4 million in 2019 as compared to 2018, primarily due to a higher average outstanding total debt balance, partially offset by lower interest rates. The total average outstanding debt was $3.37 billion in 2019 compared to $3.09 billion in 2018. The impact of the increase in outstanding debt was partially offset by a decrease in the weighted average interest rate on total outstanding debt, which was 5.85% in 2019 compared to 5.90% in 2018.

A further discussion of our borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 29 and in Note 6 to the consolidated financial statements.

Other non-operating items, net: Other non-operating items decreased $23.5 million from a net expense of $11.5 million in 2018 to a net income of $12.0 million in 2019. This decrease was primarily due to the absence of $15.4 million acquisition-related costs which were classified as non-operating in 2018. Beginning in 2019, such cost are now classified as a corporate operating cost. In addition, we recognized a $7.3 million gain in the second quarter of 2019 due to the write-up of our prior investment in the Justice and Quest multicast networks at the time of our acquisition.

Provision for income taxes

We reported pre-tax income from continuing operations attributable to TEGNA of $375.7 million for 2019. The effective tax rate on pre-tax income was 23.8%. The 2019 effective tax rate increased compared to 21.1% in 2018 primarily due to a 2019 valuation allowance recorded on a minority investment, higher nondeductible transaction costs incurred in 2019, and the 2018 effective tax rate included benefits from finalizing provisional amounts related to the Tax Cuts and Jobs Act (Tax Act). Partially offsetting the increase were higher tax benefits from the release of uncertain tax positions in 2019. The release of uncertain tax positions in 2019 was primarily related to the lapse of certain federal and state statutes of limitation as well as various state audit settlements.

We reported pre-tax income from continuing operations attributable to TEGNA of $508.7 million for 2018. The effective tax rate on pre-tax income was 21.1%. The 2018 effective tax rate reflects the 21.0% U.S. federal statutory that was effective January 1, 2018 as a result of the Tax Act enacted in December 2017. The tax expense for state taxes was partially offset by a tax benefit from finalizing provisional amounts recorded in 2017 from the Tax Act.

Further information concerning income tax matters is contained in Note 5 of the consolidated financial statements.

Net income from continuing operations

Net income from continuing operations and related per share amounts are presented in the table below (in thousands, except per share amounts).

	2019	Change	2018	Change	2017
Net income from continuing operations	$286,235	(29%)	$401,340	(10%)	$447,962
Per basic share	$1.32	(29%)	$1.86	(11%)	$2.08
Per diluted share	$1.31	(29%)	$1.85	(10%)	$2.06

Our 2019 earnings per share was lower than 2018, primarily due to the $195.1 million reduction in political advertising, reflecting significantly fewer elections compared to 2018.

Operating results non-GAAP information

Presentation of non-GAAP information: We use non-GAAP financial performance to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, the related GAAP measures, nor should they be considered superior to the related GAAP measures, and should be read together with financial information presented on a GAAP basis. Also, our non-GAAP measures may not be comparable to similarly titled measures of other companies.

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

We discuss in this Form 10-K non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of spectrum repacking reimbursements and other, net, gains on sale of equity method investments, acquisition-related costs, advisory fees related to activism defense, severance costs, gains on equity method investments and certain non-operating expenses (TEGNA foundation donation and pension payment timing related charges). In addition, we have income tax special items associated with the tax impacts related to the Recent Acquisitions (including the 2018 acquisition of KFMB), adjustments related to previously-disposed businesses, and adjustments related to provisional tax impacts of tax reform.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income before (1) interest expense, (2) income taxes, (3) equity income in unconsolidated investments, net, (4) other non-operating items, net, (5) severance expense, (6) acquisition-related costs, (7) advisory fees related to activism defense, (8) spectrum repacking reimbursements and other, net, (9) depreciation and (10) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

We also discuss free cash flow, a non-GAAP performance measure. Beginning in the first quarter of 2019 we began using a new methodology to compute free cash flow. The change in methodology was determined to be preferable as it better reflects how the Board of Directors reviews the performance of the business and it more closely aligns to how other companies in the broadcast industry calculate this non-GAAP performance metric. The most directly comparable GAAP financial measure to free cash flow is Net income from continuing operations. Free cash flow is calculated as non-GAAP Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) non-cash 401(k) company match, (3) syndicated programming amortization, (4) pension reimbursements, (5) dividends received from equity method investments and (6) reimbursements from spectrum repacking. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

As described in “Forward Looking Financial Information” below, we provided guidance ranges for non-GAAP Corporate expenses and Free Cash Flow as a percentage of Revenue (FCF as % Revenue). We also provided Adjusted EBITDA margin guidance. We are not able to reconcile non-GAAP Corporate expenses, or in the case of Adjusted EBITDA margin and FCF as % Revenue, their key inputs of Adjusted EBITDA or Free Cash Flow to their comparable GAAP financial measures without unreasonable efforts because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted. Examples of such information include (1) government reimbursement for spectrum repacking, the amount and timing of which are uncertain (2) share based compensation, which is impacted by future share price movement in our stock price and also dependent on future hiring and attrition (3) expenses related to acquisitions and dispositions, the timing and volume of which cannot be predicted. In addition, we believe such reconciliations could imply a degree of precision that might be confusing or misleading to investors. The actual effect of the reconciling items that we may exclude from these non-GAAP expense numbers, when determined, may be significant to the calculation of the comparable GAAP measures.

Discussion of special charges and credits affecting reported results: Our results during 2019 and 2018 included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Results for the year ended December 31, 2019:

•	Severance expense which include payroll and related benefit costs at our stations and corporate headquarters;

•	Acquisition-related costs which primarily includes advisory fees associated with business acquisitions;

•	Advisory fees related to activism defense;

•
Spectrum repacking reimbursements and other, net is comprised of gains due to reimbursements from the FCC for required spectrum repacking, non-cash charges to reduce the value of certain assets classified as held-for-sale, gains recognized on the sale of real estate, and a contract termination and incremental transition costs related to bringing our national sales organization in-house;

•	Gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments;

•
Other non-operating items primarily relates to a gain for the remeasurement of our previously held ownership in Justice Network and Quest to fair value, a charitable donation made to the TEGNA Foundation, costs incurred in connection with the early extinguishment of debt, and a gain due to an observable price increase in an equity investment; and

•	Realization of discrete tax benefits related to one of the Recent Acquisitions and a previously-disposed business.

Results for the year ended December 31, 2018:

•	Severance expense which include payroll and related benefit costs due to restructuring at our DMS business and at our corporate headquarters;

•
Spectrum repacking reimbursements and other, net, is comprised of gains due to reimbursements from the FCC for required spectrum repacking and a gain recognized on the sale of real estate in Houston. These gains are partially offset by an early lease termination payment;

•
Other non-operating items associated with business acquisition-related costs, a deferred tax provision impact related to our acquisition of KFMB, a charitable donation made to the TEGNA Foundation, and an impairment of a debt investment;

•	Pension lump-sum payment charge as a result of payments that were made to certain SERP plan participants in early 2018;

•	A gain recognized in our equity income in unconsolidated investments, related to our share of CareerBuilder’s gain on the sale of its EMSI business; and

•
Deferred tax benefits related to adjusting the provisional tax impacts of the tax reform (enacted in December 2017) and a partial capital loss valuation allowance release, both resulting from the completion of our 2017 federal income tax return in the third quarter of 2018.

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income (in thousands, except per share amounts):

		Special Items
Year Ended Dec. 31, 2019	GAAP measure	Severance expense	Acquisition-related costs	Advisor fees related to activism defense	Spectrum repacking reimbursements and other	Gains on equity method investments	Other non-operating items	Special tax items	Non-GAAP measure
Cost of revenues	$1,228,237	$(4,651)	$—	$—	$—	$—	$—	$—	$1,223,586
Business units - Selling, general and administrative expenses	326,804	(1,490)	—	—	—	—	—	—	325,314
Corporate - General and administrative expenses	80,144	(223)	(30,756)	(6,080)	—	—	—	—	43,085
Spectrum repacking reimbursements and other, net	(5,335)	—	—	—	5,335	—	—	—	—
Operating expenses	1,740,479	(6,364)	(30,756)	(6,080)	5,335	—	—	—	1,702,614
Operating income	559,018	6,364	30,756	6,080	(5,335)	—	—	—	596,883
Equity income (loss) in unconsolidated investments, net	10,149	—	—	—	—	(13,126)	—	—	(2,977)
Other non-operating items, net	11,960	—	—	—	—	—	(8,891)	—	3,069
Total non-operating expenses	(183,361)	—	—	—	—	(13,126)	(8,891)	—	(205,378)
Income before income taxes	375,657	6,364	30,756	6,080	(5,335)	(13,126)	(8,891)	—	391,505
Provision for income taxes	89,422	1,596	6,249	1,472	(1,311)	(3,169)	(2,230)	(568)	91,461
Net income from continuing operations	286,235	4,768	24,507	4,608	(4,024)	(9,957)	(6,661)	568	300,044
Net income from continuing operations per share - diluted (a)	$1.31	$0.02	$0.11	$0.02	$(0.02)	$(0.05)	$(0.03)	$—	$1.38
(a) Per share amounts do not sum due to rounding.

		Special Items
Year Ended Dec. 31, 2018	GAAP measure	Severance expense	Spectrum repacking reimbursements and other	Gain on equity method investment	Other non-operating items	Pension payment timing related charges	Special tax benefits	Non-GAAP measure
Cost of revenues	$1,065,933	$(931)	$—	$—	$—	$—	$—	$1,065,002
Business units - Selling, general and administrative expenses	315,320	(875)	—	—	—	—	—	314,445
Corporate - General and administrative expenses	52,467	(5,481)	—	—	—	—	—	46,986
Spectrum repacking reimbursements and other, net	(11,701)	—	11,701	—	—	—	—	—
Operating expenses	1,508,806	(7,287)	11,701	—	—	—	—	1,513,220
Operating income	698,476	7,287	(11,701)	—	—	—	—	694,062
Equity income (loss) in unconsolidated investments, net	13,792	—	—	(17,883)	—	—	—	(4,091)
Other non-operating items, net	(11,496)	—	—	—	19,406	7,498	—	15,408
Total non-operating expenses	(189,769)	—	—	(17,883)	19,406	7,498	—	(180,748)
Income before income taxes	508,707	7,287	(11,701)	(17,883)	19,406	7,498	—	513,314
Provision for income taxes	107,367	1,714	(1,379)	(4,498)	4,981	1,909	7,007	117,101
Net income from continuing operations	401,340	5,573	(10,322)	(13,385)	14,425	5,589	(7,007)	396,213
Net income from continuing operations per share - diluted (a)	$1.85	$0.03	$(0.05)	$(0.06)	$0.07	$0.03	$(0.03)	$1.83
(a) Per share amounts do not sum due to rounding.

Non-GAAP consolidated results

The following is a comparison of our as adjusted non-GAAP financial results between 2019 and 2018. Changes between the periods are driven by the same factors summarized above in the “Results of Operations” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts).

	2019	Change	2018
Adjusted operating expenses	$1,702,614	13%	$1,513,220
Adjusted operating income	596,883	(14%)	694,062
Adjusted equity (loss) in unconsolidated investments, net	(2,977)	(27%)	(4,091)
Adjusted other non-operating income	3,069	(80%)	15,408
Adjusted total non-operating (expense)	(205,378)	14%	(180,748)
Adjusted income before income taxes	391,505	(24%)	513,314
Adjusted provision for income taxes	91,461	(22%)	117,101
Adjusted net income from continuing operations	300,044	(24%)	396,213
Adjusted net income from continuing operations per share - diluted	$1.38	(25%)	$1.83

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	2019	Change	2018

Advertising & Marketing Services	$1,226,607	11%	$1,106,754
Subscription	1,005,030	20%	840,838
Political	38,478	(84%)	233,613
Other	29,382	13%	26,077
Total revenues (GAAP basis)	$2,299,497	4%	$2,207,282
Factors impacting comparisons:
Estimated net incremental Olympic and Super Bowl	$(8,000)	(67%)	$(24,000)
Political	(38,478)	(84%)	(233,613)
Total company adjusted revenues (non-GAAP basis)	$2,253,019	16%	$1,949,669

Excluding the impacts of incremental Olympic and Super Bowl revenue and Political advertising revenue, total company adjusted revenues on a comparable basis increased 16% in 2019. This is primarily attributable to increases in subscription revenue and increases in AMS revenue as described in the Results from Operations section above.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA (inclusive and exclusive of Corporate expenses) to net income from continuing operations presented in accordance with GAAP on our Consolidated Statements of Income is presented below (in thousands):

	2019	Change	2018

Net income from continuing operations (GAAP basis)	$286,235	(29%)	$401,340
Plus: Provision for income taxes	89,422	(17%)	107,367
Plus: Interest expense	205,470	7%	192,065
(Less): Equity income in unconsolidated investments, net	(10,149)	(26%)	(13,792)
Plus: Other non-operating items, net	(11,960)	***	11,496
Operating income (GAAP basis)	$559,018	(20%)	$698,476
Plus: Severance expense	6,364	(13%)	7,287
Plus: Acquisition-related costs	30,756	***	—
Plus: Advisory fees related to activism defense	6,080	***	—
Less: Spectrum repacking reimbursements and other, net	(5,335)	(54%)	(11,701)
Adjusted operating income (non-GAAP basis)	$596,883	(14%)	$694,062
Plus: Depreciation	60,525	8%	55,949
Plus: Amortization of intangible assets	50,104	62%	30,838
Adjusted EBITDA (non-GAAP basis)	$707,512	(9%)	$780,849
Corporate - General and administrative expense (non-GAAP basis)	43,085	(8%)	46,986
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$750,597	(9%)	$827,835
*** Not meaningful

Adjusted EBITDA margin was 33% (without corporate expense) and 31% including corporate. Our total Adjusted EBITDA decreased $73.3 million or 9% in 2019 compared to 2018. Our Recent Acquisitions added $64.3 million of Adjusted EBITDA. Excluding the Recent Acquisitions, Adjusted EBITDA was lower by $137.6 million. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the expected decline of political revenue and absence of revenue associated with the Winter Olympics.

Free cash flow reconciliation

Our free cash flow, a non-GAAP liquidity measure, was $376.2 million for the year ended December 31, 2019, compared to $486.7 million for the same period in 2018. Our free cash flow in 2019 is lower compared to 2018 due to lower EBITDA, higher tax payments and higher purchases of property and equipment.

Reconciliations from “Net income from continuing operations” to “Free cash flow” are presented below (in thousands):

	2019	2018

Net Income from continuing operations (GAAP basis)	$286,235	$401,340
Plus: Provision for income taxes	89,422	107,367
Plus: Interest expense	205,470	192,065
Plus: Acquisition-related costs	30,756	—
Plus: Depreciation	60,525	55,949
Plus: Amortization	50,104	30,838
Plus: Stock-based compensation	20,146	12,531
Plus: Company stock 401(k) contribution	9,558	—
Plus: Syndicated programming amortization	60,757	53,435
Plus: Pension reimbursements	—	29,240
Plus: Severance expense	6,364	7,287
Plus: Advisory fees related to activism defense	6,080	—
Plus: Cash dividend from equity investments for return on capital	1,325	13,543
Plus: Cash reimbursements from spectrum repacking	16,974	7,400
(Less) Plus: Other non-operating items, net	(11,960)	11,496
Less: Tax payments, net of refunds	(84,045)	(62,889)
Less: Spectrum repacking reimbursement and other, net	(5,335)	(11,701)
Less: Equity income in unconsolidated investments, net	(10,149)	(13,792)
Less: Syndicated programming payments	(58,436)	(54,543)
Less: Pension contributions	(23,101)	(45,219)
Less: Interest payments	(186,086)	(182,465)
Less: Purchases of property and equipment	(88,356)	(65,230)
Free cash flow (non-GAAP basis)	$376,248	$486,652

Forward Looking Financial Information

As announced on January 9, 2020, we updated our full-year 2020 financial guidance on certain items including subscription revenue following the successful negotiation of significant distribution agreements during the fourth quarter of 2019, interest expense following the completion of our $1.0 billion refinancing in early 2020 and amortization expense following the completion of appraisals related to the Recent Acquisitions. We also updated our guidance regarding depreciation, capital expenditures, and leverage ratio. We now expect the following full-year 2020 guidance metrics:

Full Year 2020 Key Guidance Metrics	Including All Acquisitions As Reported[1]

Subscription Revenue	+ mid-twenties percent
Political Revenue	>$300 million
Non-GAAP Corporate Expenses	$41 - 43 million
Depreciation	$66 - 69 million
Amortization	$73 - 75 million
Interest Expense	$220 - 225 million
Total Capital Expenditures[2]	$62 - 66 million
Non-Recurring Cap Ex3	$20 - 24 million
Effective Tax Rate	23.5 - 24.5%
Leverage Ratio	~4.0x by year end (4.6x by mid-year)
Free Cash Flow as a % of est. combined 2019/20 Revenue	19 - 20%
Free Cash Flow as a % of est. combined 2020/21 Revenue	19 - 20%

[1] Includes legacy TEGNA business and multicast networks Justice and Quest, Dispatch stations and Nexstar/Tribune station acquisitions subsequent to their acquisition dates; assumes no additional acquisitions or share buyback.

[2] Prior to reimbursements for repack.
[3] Approximately $7 million related to spectrum repacking; the remaining is related to investments in key projects such as our new master control, traffic streaming and monitoring platform.

Preliminary 2021 Outlook

During 2021, we anticipate the following revenue and Adjusted EBITDA guidance:

•
We expect total revenue to grow percentage-wise in the mid-to-high twenties in 2021 compared to 2019 (prior non-election cycle odd year), driven by our newly renegotiated retransmission rates, accretive acquisitions and ongoing revenue growth from Premion.

•	Projected 2021 subscription and AMS revenue growth will all but offset the expected decline of political revenue in 2021 (based on 2020 guided amount above).

•	Our 2021 Adjusted EBITDA margin is expected to be in line with the 2019 margin benefiting from approximately $50 million in incremental cost savings from initiatives underway.

FINANCIAL POSITION

Liquidity and capital resources

Our operations have historically generated strong and dependable cash flows which, along with availability under our existing revolving credit facility, have been sufficient to fund our capital expenditures, interest expense, dividends, investments in strategic initiatives (including acquisitions) and other operating requirements.

During 2019, we used these sources of cash to opportunistically access the credit markets to complete the following four acquisitions with an aggregate purchase price of approximately $1.5 billion:

•
Nexstar Stations: On September 19, 2019, we completed the acquisition of 11 local television stations, including eight Big Four Affiliates from Nexstar Media Group. The purchase price was approximately $769.1 million and was financed through the use of a portion of a $1.1 billion Senior Notes issued on September 13, 2019 and borrowing under our revolving credit facility.

•
Dispatch Stations: On August 8, 2019, we completed the acquisition of Dispatch Broadcast Group’s two top-rated television stations and two radio stations. The purchase price was approximately $560.5 million which was financed through available cash and borrowing under our revolving credit facility.

•
Justice and Quest Multicast Networks: On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network and Quest from Cooper Media. Cash paid for this transaction was $77.1 million and was funded through available cash and borrowing under our revolving credit facility.

•
Gray stations: On January 2, 2019, we completed the acquisition of two television stations, WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa from Gray Television, Inc. for approximately $109.9 million. The acquisition was funded through the use of available cash and borrowings under our revolving credit facility.

As we summarize in the Long-term debt section below, during 2019 we completed several strategic actions which have positioned us to continue to pursue strategic acquisition opportunities that may develop in our sector, invest in new content and revenue initiatives, and grow revenue in fiscal year 2020. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit facility and funds raised in the capital markets.

Since 2017, we have been paying a regular quarterly cash dividend of $0.07 per share. We paid dividends totaling $60.6 million in 2019 and $60.3 million in 2018. We expect to continue paying comparable regular cash dividends in the future. The rate and frequency of future dividends will depend on future earnings, capital requirements and financial condition and other factors considered relevant by our Board of Directors.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion. As of December 31, 2019, we were in compliance with all covenants contained in our debt agreements and credit facility. As of December 31, 2019, our leverage ratio, calculated in accordance with our revolving credit agreement and term loan agreements, was 4.72x, well below the permitted leverage ratio of less than 5.5x.

The following table provides a summary of our cash flow information for the three years ended December 31, 2019 followed by a discussion of the key elements of our cash flows (in thousands):

	2019	2018	2017

Cash, cash equivalents and restricted cash from continuing operations	$135,862	$128,041	$44,076
Cash, cash equivalents and restricted cash from discontinued operations	—	—	61,041
Balance at beginning of the year	135,862	128,041	105,117

Operating activities:
Net income	286,235	405,665	215,046
Non-cash adjustments	144,846	97,793	209,026
Changes in working capital	(123,048)	47,799	(40,798)
Changes in other assets and liabilities	(10,560)	(24,048)	6,155
Net cash flows from operating activities	297,473	527,209	389,429

Investing activities:
Payments for acquisitions of businesses, net of cash acquired	(1,514,183)	(328,433)	—
All other investing activities	(49,287)	(45,983)	176,231
Net cash (used for) provided by investing activities	(1,563,470)	(374,416)	176,231

Financing activities:
Proceeds from (payment of) borrowings under revolving credit facility, net	853,000	50,000	(635,000)
Proceeds from borrowings	1,100,000	—	—
Debt repayments	(710,000)	(121,146)	(412,246)
Proceeds from Cars.com borrowings	—	—	675,000
All other financing activities	(83,461)	(73,826)	(170,490)
Net cash provided by (used for) financing activities	1,159,539	(144,972)	(542,736)

Net change in cash, cash equivalents and restricted cash	(106,458)	7,821	22,924
Cash, cash equivalents and restricted cash at end of year	$29,404	$135,862	$128,041

Operating Activities

Cash flow from operating activities was $297.5 million in 2019, compared to $527.2 million in 2018. The $229.7 million net decrease in cash flow from operating activities was primarily due to a $195.1 million decrease in political revenue, for which customers pre-pay, the absence of the Olympics in 2018 and lower Super Bowl related revenue, and a decline in certain payables and accruals (due to refunds paid to certain Premion customers and the payment of legal fees related to the Department of Justice matter described in Note 13 of the consolidated financial statements). Also contributing to the decline was an increase in tax payments of $21.2 million. These amounts were partially offset by a decline in pension payments of $22.1 million.

Investing Activities

Cash flow used for investing activities was $1.56 billion in 2019, compared to $374.4 million in 2018. The increase of $1.19 billion was primary due to cash used in 2019 for Recent Acquisitions. In 2019, we used $1.51 billion for the acquisition of the Gray Stations, Justice/Quest multicast networks, and the Dispatch and Nexstar stations as compared to the 2018 acquisition of KFMB for $328.4 million.

Financing Activities

Cash flow provided by financing activities was $1.16 billion in 2019, compared to cash used for financing of $145.0 million in 2018. The change was primarily due to the issuance of $1.1 billion of Senior Notes in 2019. The proceeds from this note offering were used to finance a portion of the acquisition of the Nexstar Stations, and along with borrowing under the revolving credit facility, were used to repay the remaining $320 million of notes due in October 2019 and early repay $290 million of our $600 million unsecured notes due in July 2020. Debt repayments in 2018 were $121.1 million. In 2019, we had net borrowings of $853.0 million on our revolving credit facility as compared to $50 million in 2018. The borrowings in 2019 were primarily used to finance the Recent Acquisitions while the 2018 borrowings were primarily used to partially finance the acquisition of KFMB.

For a comparative discussion of changes in our cash flow comparing the years ended December 31, 2018 and December 31, 2017, see “Part II, Item 7. Financial Position” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

Long-term debt

As of December 31, 2019, our total principal debt outstanding was $4.2 billion, cash and cash equivalents totaled $29.4 million, and we had unused borrowing capacity of $594.8 million under our revolving credit facility. As of December 31, 2019, approximately $3.18 billion, or 76%, of our debt has a fixed interest rate. During 2019, we completed several strategic actions which have positioned us to continue to pursue strategic acquisition opportunities that may develop in our sector, invest in new content and revenue initiatives, and grow revenue in fiscal year 2020. See “Note 6 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt.

Our primary source for funding short-term cash requirements is our revolving credit facility. On August 15, 2019, we amended our revolving credit facility. Under the amended terms, the $1.51 billion of revolving credit commitments and letter of credit commitments have been extended until August 15, 2024. The amendment increased our permitted total leverage ratio as follows:

Period	Leverage Ratio
July 1, 2019 to September 30, 2020	5.50 to 1.00
October 1, 2020 to March 31, 2021	5.25 to 1.00
April 1, 2021 to September 30, 2021	5.00 to 1.00
October 1, 2021 to September 30, 2022	4.75 to 1.00
October 1, 2022 and thereafter	4.50 to 1.00

The amendment also increased the amount of unrestricted cash that we are allowed to offset debt by in our leverage ratio calculation to $500.0 million. Under our revolving credit facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 1.75% to 2.50%. For ABR-based borrowing, the margin will vary from 0.75% to 1.50%. Total commitments are $1.51 billion.

On September 13, 2019, we completed a private placement offering of $1.1 billion aggregate principal amount of unsecured notes bearing an interest rate of 5.00% which are due in September 2029. The proceeds from this note offering were used to finance a portion of the acquisition of the Nexstar Stations, and along with borrowing under the revolving credit facility, were used to repay the remaining $320 million of notes bearing fixed rate interest at 5.125% which had become due in October 2019. Additionally we early repaid $290 million of our $600 million unsecured notes bearing fixed interest at 5.125% which are due in July 2020.

On January 9, 2020 we completed a private placement offering of $1.0 billion senior notes bearing an interest rate of 4.625% which are due in March 2028. These senior notes, as well as those issued in September 2019, include customary market covenants and call provisions consistent with our past issuances. On February 11, 2020 we used the net proceeds to repay the remaining $310 million principal amount of our 5.125% Senior Notes due 2020, the $650 million principal amount of our 6.375% Senior Notes due 2023, a $13.8 million call premium on our 6.375% Senior Notes due 2023 and borrowings under our revolving credit facility.

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

We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule of annual maturities of the principal amount of total debt assumes we use available capacity under our revolving credit facility to refinance unsecured floating rate term loans payments and unsecured notes due in 2020 and 2021 to the extent of the then undrawn capacity. Based on this refinancing assumption, all maturities repaid utilizing the revolver in 2020 and 2021 are reflected as maturities for 2024, the year the revolving credit facility expires (in thousands).

Repayment schedule of principal long-term debt as of Dec. 31, 2019
2020 (1)	$—
2021 (1)	190,200
2022	—
2023	650,000
2024 (2)	1,822,800
Thereafter	1,540,000
Total	$4,203,000

(1) Debt payments due in 2020 and 2021 are assumed to be repaid with funds from the revolving credit facility, up to our maximum borrowing capacity. The revolving credit facility expires in 2024. Excluding our ability to repay funds with the revolving credit facility, contractual debt maturities are $435 million in 2020, $350 million in 2021, $650 million in 2023 and $1.2 billion in 2024.

(2) Assumes the then current revolving credit facility borrowings come due in 2024 and the revolving credit facility is not extended.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2019 (in thousands).

Contractual obligations	Payments due by period
	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt (1)	$4,203,000	$—	$190,200	$2,472,800	$1,540,000
Interest payments (2)	1,065,303	176,109	306,511	239,141	343,542
Operating leases (3)	152,547	15,618	33,013	27,920	75,996
Talent and employment contracts (4)	262,077	133,070	118,700	9,102	1,205
Purchase obligations (5)	129,530	97,586	25,606	6,338	—
Programming contracts (6)	2,312,734	758,608	1,083,290	470,836	—
Other noncurrent liabilities (7)	54,407	7,389	11,416	10,783	24,819
Total	$8,179,598	$1,188,380	$1,768,736	$3,236,920	$1,985,562

(1)	Long-term debt includes scheduled principal payments only. We have contractual debt maturities of $435.0 million in 2020. See Note 6 to the consolidated financial statements for further information.

(2)
Interest on the senior notes is based on the stated cash coupon rate and excludes the amortization of debt issuance discount. The floating rate term loan interest rates are based on the actual rates as of December 31, 2019. We have $903.0 million of outstanding borrowings under our revolving credit facility as of December 31, 2019. We have not included estimated interest payments in the table above since payments into and out of the credit facility change daily. For illustrative purposes, assuming the December 31, 2019 revolving credit facility balance does not change during 2020 and rates remain at the same level as those existing as of December 31, 2019, we estimate interest payments in 2020 would be approximately $38.8 million.

(3)	See Note 8 to the consolidated financial statements.

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

(5)
Includes purchase obligations pertaining to technology related capital projects, news and market data services, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding as of December 31, 2019 are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the table above.

(6)
Programming contracts include television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements. Network affiliation agreements may include variable fee components such as subscriber levels, which in have been estimated and reflected in the table above.

(7)
Other noncurrent liabilities consist of both unfunded and under-funded postretirement benefit plans. Unfunded plans include the TEGNA Supplemental Retirement Plan and the TEGNA Retiree Welfare Plan. Employer contributions, which equal the expected benefit payments, are reflected in the table above over the next ten-year period. Our under-funded pension plan is the TEGNA Retirement Plan (TRP). In 2020, we expect no contributions to the TRP and $6.7 million to the SERP. TRP contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits as of December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, approximately $8.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the consolidated financial statements for a further discussion of income taxes.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. As of December 31, 2019, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Capital stock

On September 19, 2017, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. As of December 31, 2019, we have $279.1 million remaining under this authorization. As a result of our Recent Acquisitions during 2019, we have suspended share repurchases under this program. The table below summarizes our share repurchases during the past three years (in thousands).

	Repurchases made in fiscal year
Stock repurchases	2019	2018	2017
Number of shares purchased	—	545	1,498
Dollar amount purchased	$—	$5,831	$23,480

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

Our common stock outstanding as of December 31, 2019, totaled 217,463,550 shares, compared with 215,758,630 shares as of December 31, 2018.

Critical accounting policies and the use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. This commentary should be read in conjunction with our consolidated financial statements, selected financial data and the remainder of this Form 10-K.

Goodwill: As of December 31, 2019, our goodwill balance was $3.0 billion and represented approximately 42% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

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

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2019, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our one reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a control premium. In the fourth quarter of 2019, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value. For our reporting unit, the estimated value would need to decline by over 50% to fail the quantitative goodwill impairment test. We do not believe that the reporting unit is currently at risk of incurring a goodwill impairment in the foreseeable future.

Impairment assessment inherently involves management judgments regarding the assumptions described above. Fair value of the reporting unit also depends on the future strength of the economy in our principal media markets. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of the reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period.

Indefinite Lived Intangibles: Consist entirely of FCC broadcast licenses related to our acquisitions of television stations. As of December 31, 2019, indefinite lived intangible assets were $2.1 billion and represented approximately 30% of our total assets.

The FCC broadcast licenses are recorded at their estimated fair value as of the date of the business acquisition. We determine the fair value of each FCC broadcast license using an income approach referred to as the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and a discount rate (determined using a weighted average cost of capital). Since these licenses are considered indefinite lived intangible assets we do not amortize them, rather they are tested for impairment annually (on the first day of our fourth quarter), or more often if circumstances dictate, for impairment and written down to fair value as required.

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2019, we elected to perform the optional qualitative assessment for all of our licenses, including our FCC license from the KFMB acquisition (which had limited headroom in 2018 due to the fact that we had recently recorded the intangible asset at fair value upon acquiring the station in February of 2018).

In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in discount rate. The results of our qualitative procedures showed improvement in the significant inputs from the prior year (including those related to the KFMB FCC license). As such, we concluded it was more likely than not that the fair value of all of our indefinite lived FCC broadcast licenses was more than their carrying amounts. As such, we did not perform a quantitative test in 2019.

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

We recognize the net funded status of these postretirement benefit plans as a liability on our Consolidated Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service.

The plan assets and benefit obligations are measured as of December 31 of each year, or more frequently, upon the occurrence of certain events such as a plan amendment, settlement, or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, participant mortality rates and the expected long-term rate of return on plan assets. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic pension expense in subsequent periods. When reassessing these assumptions we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

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

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. For 2019, we assumed a rate of 6.75% for our long-term expected return on pension assets used for our TRP plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a plus or minus 50 basis points change in the expected rate of return on pension assets (with all other assumptions held constant) would have decreased or increased estimated pension plan expense for 2019 by approximately $1.9 million. The effects of actual results differing from these assumptions are accumulated as unamortized gains and losses.

For the December 31, 2019 measurement, the assumption used for the discount rate was 3.30% for our principal retirement plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a plus or minus 50 basis points change in the discount rate as of the end of 2019 (with all other assumptions held constant) would have decreased or increased plan obligations by approximately $28.0 million. For 2019, the discount rate used to determine the pension expense was 4.35%. A 50 basis points change in this discount rate would have changed total pension plan expense for 2019 by approximately $0.4 million.

Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2019, deferred tax asset valuation allowances totaled $45.7 million, primarily related to minority investments, federal and state capital losses, state interest disallowance carryovers, and state net operating losses available for carry forward to future years. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates and changes in the market value of financial instruments. Our main exposure to market risk relates to interest rates. We have $1.02 billion in floating interest rate obligations outstanding on December 31, 2019, and therefore are subject to changes in the amount of interest expense we might incur. A 50 basis point increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $5.1 million. Refer to Note 6 to the consolidated financial statements for information regarding the fair value of our long-term debt. With the sale of our controlling interest in CareerBuilder we no longer have a material market risk to changes in foreign exchange currency rates.

We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of TEGNA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of TEGNA Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Nexstar Stations, Dispatch Stations and the Justice and Quest Networks from its assessment of internal control over financial reporting as of December 31, 2019, because they were acquired by the Company in purchase business combinations during 2019. We have also excluded the Nexstar Stations, Dispatch Stations and the Justice and Quest Networks from our audit of internal control over financial reporting. The Nexstar Stations, Dispatch Stations and the Justice and Quest Networks are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% of total assets and approximately 6% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

FCC Broadcast License Impairment Assessments

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated FCC broadcast licenses balance was $2.1 billion as of December 31, 2019. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. Management has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying value. If that is the case, then management does not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2019, management elected to perform the optional qualitative assessment. In performing the qualitative impairment analysis, management analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in the discount rate.

The principal considerations for our determination that performing procedures relating to FCC broadcast license impairment assessments is a critical audit matter are there was significant judgment by management when determining whether it was more likely than not that the fair value of FCC broadcast licenses exceeded their carrying value. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions for the changes in the discount rate, trends in market revenues, market share, and profit margins, which are included in management’s qualitative assessment. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment. These procedures also included, among others, testing management’s impairment assessment and evaluating the significant assumptions used by management in the qualitative assessment, including trends in market revenues, market share, profit margins and changes in the discount rate. Evaluating management’s assumptions related to market revenues, market share and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Changes in the discount rate were evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of certain significant assumptions, including the discount rate.

Valuation of FCC Broadcast Licenses Acquired in the Gray, Dispatch Broadcast Group and Nexstar Station Acquisitions

As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the Gray, Dispatch Broadcast Group and Nexstar station acquisitions in 2019, which resulted in $717 million of FCC broadcast licenses being recorded. The FCC broadcast licenses are recorded at their estimated fair value at the date of acquisition. Fair value is estimated by management using an income approach called the Greenfield Method. The Greenfield Method involves a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of FCC broadcast licenses acquired in the Gray, Dispatch Broadcast Group and Nexstar station acquisitions is a critical audit matter are there was significant judgment by management when developing the fair value measurement of these broadcast licenses. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions for the discount rates, market revenues, long-term growth projections, estimated market share, and estimated profit margins, which are included in management’s cash flow projections. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s acquisition accounting, including controls over the valuation of the acquired FCC broadcast licenses. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management, including the market revenues, long-term growth projections, estimated market share, estimated profit margins, and the discount rate. Evaluating management’s assumptions related to market revenues, long-term growth projections, estimated market share and estimated profit margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance in the market being evaluated and the consistency with external market and industry data. The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rates.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 2, 2020
We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of TEGNA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEGNA Inc. (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2005 to 2019.

Tysons, Virginia
March 1, 2019

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
	Dec. 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$29,404	$135,862
Accounts receivable, net of allowances of $3,723 and $3,090, respectively	581,765	425,404
Other receivables	19,640	20,967
Syndicated programming rights	49,616	35,252
Prepaid expenses and other current assets	26,899	17,737
Total current assets	707,324	635,222
Property and equipment
Land	86,456	68,540
Buildings and improvements	322,961	259,053
Equipment, furniture and fixtures	553,995	489,799
Construction in progress	34,324	40,778
Total	997,736	858,170
Less accumulated depreciation	(512,015)	(482,955)
Net property and equipment	485,721	375,215
Intangible and other assets
Goodwill	2,950,587	2,596,863
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $168,452 and $118,958, respectively	2,561,614	1,526,077
Right-of-use assets for operating leases	103,461	—
Investments and other assets	145,269	143,465
Total intangible and other assets	5,760,931	4,266,405
Total assets	$6,953,976	$5,276,842

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts
	Dec. 31,
	2019	2018

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$51,894	$83,226
Accrued liabilities
Compensation	63,876	52,726
Interest	46,013	37,458
Contracts payable for programming rights	119,872	112,059
Other	60,983	49,211
Dividends payable	15,188	15,154
Income taxes payable	3,332	19,383
Total current liabilities	361,158	369,217
Noncurrent liabilities
Income taxes	7,490	13,624
Deferred income tax liability	515,621	396,847
Long-term debt	4,179,245	2,944,466
Pension liabilities	127,146	139,375
Operating lease liabilities	105,902	—
Other noncurrent liabilities	67,037	72,389
Total noncurrent liabilities	5,002,441	3,566,701
Total liabilities	5,363,599	3,935,918

Commitments and contingent liabilities (see Note 13)

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	247,497	301,352
Retained earnings	6,655,088	6,429,512
Accumulated other comprehensive loss	(142,597)	(136,511)
Less treasury stock at cost, 106,955,082 shares and 108,660,002 shares, respectively	(5,494,030)	(5,577,848)
Total equity	1,590,377	1,340,924
Total liabilities and equity	$6,953,976	$5,276,842
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
	Dec. 31,
	2019	2018	2017

Revenues	$2,299,497	$2,207,282	$1,903,026

Operating expenses:
Cost of revenues[1]	1,228,237	1,065,933	933,718
Business units - Selling, general and administrative expenses	326,804	315,320	287,396
Corporate - General and administrative expenses	80,144	52,467	54,943
Depreciation	60,525	55,949	55,068
Amortization of intangible assets	50,104	30,838	21,570
Spectrum repacking reimbursements and other, net (see Note 11)	(5,335)	(11,701)	4,429
Total	1,740,479	1,508,806	1,357,124
Operating income	559,018	698,476	545,902

Non-operating income (expense):
Equity income in unconsolidated investments, net	10,149	13,792	10,402
Interest expense	(205,470)	(192,065)	(210,284)
Other non-operating items, net	11,960	(11,496)	(35,304)
Total	(183,361)	(189,769)	(235,186)

Income before income taxes	375,657	508,707	310,716
Provision (benefit) for income taxes	89,422	107,367	(137,246)
Income from continuing operations	286,235	401,340	447,962
Income (loss) from discontinued operations, net of tax	—	4,325	(232,916)
Net income	286,235	405,665	215,046
Net loss attributable to noncontrolling interests from discontinued operations	—	—	58,698
Net income attributable to TEGNA Inc.	$286,235	$405,665	$273,744

Earnings from continuing operations per share - basic	$1.32	$1.86	$2.08
Earnings (loss) from discontinued operations per share - basic	—	0.02	(0.81)
Net income per share - basic	$1.32	$1.88	$1.27

Earnings from continuing operations per share - diluted	$1.31	$1.85	$2.06
Earnings (loss) from discontinued operations per share - diluted	—	0.02	(0.80)
Net income per share - diluted	$1.31	$1.87	$1.26

Weighted average number of common shares outstanding:
Basic shares	217,138	216,184	215,587
Diluted shares	217,977	216,621	217,478

1Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
	Dec. 31,
	2019	2018	2017

Net income	$286,235	$405,665	$215,046
Redeemable noncontrolling interests (income not available to shareholders)	—	—	(2,797)
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(774)	362	34,563
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	5,764	5,141	8,837
Actuarial (loss) gain arising during the period	(13,822)	(19,279)	20,373
Pension lump-sum payment charges	686	7,498	—
Pension and other postretirement benefit items	(7,372)	(6,640)	29,210
Unrealized gain on available for sale investment during the period	—	—	1,776
Other comprehensive (loss) income, before tax	(8,146)	(6,278)	65,549
Income tax effect related to components of other comprehensive income (loss)	2,060	1,535	(11,340)
Other comprehensive (loss) income, net of tax	(6,086)	(4,743)	54,209
Comprehensive income	280,149	400,922	266,458
Comprehensive loss attributable to noncontrolling interests, net of tax	—	—	55,676
Comprehensive income attributable to TEGNA Inc.	$280,149	$400,922	$322,134
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars	Dec. 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$286,235	$405,665	$215,046
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation	60,525	55,949	74,637
Amortization of intangible assets	50,104	30,838	61,870
Stock-based compensation	20,146	12,531	17,098
Company stock 401(k) contribution	9,558	—	—
Loss on sale of CareerBuilder	—	—	342,900
(Gains) losses on assets	(7,402)	(4,991)	19,803
Provision (benefit) for deferred income taxes	22,064	17,258	(296,820)
Equity income in unconsolidated investees, net	(10,149)	(13,792)	(10,462)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	(86,245)	(5,351)	14,541
Increase (decrease) in accounts payable	(29,526)	29,357	(21,474)
Increase (decrease) in interest and taxes payable	(8,284)	22,895	(29,977)
Increase (decrease) in deferred revenue	1,007	898	(3,888)
Pension contributions, net of expense	(19,447)	(42,015)	(13,276)
Spectrum channel share proceeds	—	—	32,588
Changes in other assets and liabilities, net	8,887	17,967	(13,157)
Net cash flows from operating activities	297,473	527,209	389,429
Cash flows from investing activities:
Purchase of property and equipment	(88,356)	(65,230)	(76,886)
Reimbursement from spectrum repacking	16,974	7,400	—
Payments for acquisitions of businesses, net of cash acquired	(1,514,183)	(328,433)	—
Payments for investments	(4,986)	(11,677)	(6,405)
Proceeds from investments	4,698	7,189	37,880
Proceeds from sale of businesses and assets	22,383	16,335	205,188
Proceeds from insurance settlements	—	—	16,454
Net cash (used for) provided by investing activities	(1,563,470)	(374,416)	176,231
Cash flows from by financing activities:
Proceeds from (payments of) borrowings under revolving credit facilities, net	853,000	50,000	(635,000)
Proceeds from Cars.com borrowings	—	—	675,000
Proceeds from borrowings	1,100,000	—	—
Debt repayments	(710,000)	(121,146)	(412,246)
Payments for debt issuance and premiums for early redemption costs	(22,018)	(5,269)	(9,795)
Dividends paid	(60,624)	(60,290)	(90,170)
Repurchases of common stock	—	(5,831)	(23,480)
Net settlement of stock for tax withholding and proceeds from stock option exercises	(819)	(2,436)	(3,932)
Distributions to noncontrolling membership interests	—	—	(22,980)
Cash transferred to the Cars.com business	—	—	(20,133)
Net cash provided by (used for) financing activities	1,159,539	(144,972)	(542,736)
(Decrease) increase in cash, cash equivalents and restricted cash	(106,458)	7,821	22,924
Cash, cash equivalents and restricted cash from continuing operations, beginning of year	135,862	128,041	44,076
Cash, cash equivalents and restricted cash from discontinued operations, beginning of year	—	—	61,041
Balance of cash, cash equivalents and restricted cash at beginning of year	135,862	128,041	105,117
Balance of cash, cash equivalents and restricted cash at end of year	$29,404	$135,862	$128,041
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF EQUITY

In thousands of dollars, except per share data
	TEGNA Inc. Shareholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling Interests	Total
Balance as of Dec. 31, 2016	$324,419	$473,742	$7,384,556	$(161,573)	$(5,749,726)	$281,587	$2,553,005
Net Income			273,744			(58,698)	215,046
Redeemable noncontrolling interests						(2,797)	(2,797)
Other comprehensive income, net of tax			(6,260)	54,650		5,819	54,209
Total comprehensive income							266,458
Dividends declared: $0.35 per share			(75,164)				(75,164)
Spin-off of Cars.com (see Note 14)			(1,513,881)				(1,513,881)
Distributions to noncontrolling membership shareholders						(22,980)	(22,980)
Treasury stock acquired					(23,480)		(23,480)
Stock-based awards activity		(109,560)			105,629		(3,931)
Stock-based compensation		17,098					17,098
Deconsolidation of CareerBuilder						(202,931)	(202,931)
Other activity		847					847
Balance as of Dec. 31, 2017	$324,419	$382,127	$6,062,995	$(106,923)	$(5,667,577)	$—	$995,041
Net Income			405,665				405,665
Other comprehensive loss, net of tax				(4,743)			(4,743)
Total comprehensive income							400,922
Cumulative effects of accounting changes			21,121	(24,845)			(3,724)
Dividends declared: $0.28 per share			(60,269)				(60,269)
Treasury stock acquired					(5,831)		(5,831)
Stock-based awards activity		(96,060)			95,560		(500)
Stock-based compensation		12,531					12,531
Other activity		2,754					2,754
Balance as of Dec. 31, 2018	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$—	$1,340,924
Net Income			286,235				286,235
Other comprehensive loss, net of tax				(6,086)			(6,086)
Total comprehensive income							280,149
Dividends declared: $0.28 per share			(60,659)				(60,659)
Company stock 401(k) contribution		(23,090)			32,648		9,558
Stock-based awards activity		(51,990)			51,170		(820)
Stock-based compensation		20,146					20,146
Other activity		1,079					1,079
Balance as of Dec. 31, 2019	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$—	$1,590,377
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of business, basis of presentation and summary of significant accounting policies

Description of business: We are an innovative media company serving the greater good of our communities. Our business includes 62 television stations operating and four radio stations in 51 U.S. markets, offering high-quality television programming and digital content. Each television station also has a robust digital presence across online, mobile and social platforms. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, email, social and Over the Top (OTT) platforms, including Premion, our OTT advertising network.
Use of estimates: The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, allocation of purchase price to assets and liabilities in business combinations, fair value measurements, post-retirement benefit plans, income taxes including deferred tax assets, and contingencies.

Basis of Presentation: The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities for which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in Equity income in unconsolidated investments, net in the Consolidated Statements of Income.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. As a result of these strategic actions, we disposed of substantially all of our Digital Segment business and have therefore classified its historical financial results as discontinued operations. See Note 14 for further discussion regarding the spin-off of Cars.com and the sale of CareerBuilder and the impact of each transaction on our consolidated financial statements.

Segment presentation: We operate one operating and reportable segment, which primarily consists of our 62 television stations operating in 51 markets. Our reportable segment structure has been determined based on management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Bad debt expense, which is included in cost of revenues on our Consolidated Statements of Income, was $2.4 million in 2019, $3.9 million in 2018 and $2.6 million in 2017. Write-offs of trade receivables (net of recoveries) were $3.0 million in 2019, $3.9 million in 2018 and $1.9 million in 2017.

Property and equipment: Property and equipment are recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are generally: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, 3 to 25 years. Expenditures for maintenance and repairs are expensed as incurred. During 2017, 2018 and 2019, we had expenditures related to the Federal Communication Commission’s (FCC) repack project. See Note 13 for further discussion.

Valuation of long-lived assets: We review the carrying amount of long-lived assets (mostly property and equipment and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment charges in 2019 and 2017 related to long-lived assets. See Note 11 for further discussion.

Goodwill and indefinite-lived intangible assets: The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

Our goodwill balance was $3.0 billion as of December 31, 2019 and $2.6 billion as of December 31, 2018. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances indicate that the fair value of our reporting unit may be below its carrying amount.

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2019, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

Goodwill is accounted for at the segment level and allocated to, and tested for impairment at, a level referred to as the reporting unit. We have determined that our one segment, Media, consists of a single reporting unit.

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

We estimate the fair value of our reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a reasonable control premium. In the fourth quarter of 2019, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value.

We also have significant intangible assets with indefinite lives associated with FCC broadcast licenses related to our acquisitions of television and radio stations. The FCC broadcast licenses are recorded at their estimated fair value at the date of acquisition. Fair value is estimated using an income approach called the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and a discount rate (determined using a weighted average cost of capital). Since these licenses are considered indefinite lived intangible assets we do not amortize them, rather they are tested for impairment annually (first day of our fourth quarter), or more often if circumstances dictate, for impairment and written down to fair value as required. We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2019, we elected to perform the optional qualitative assessment, which included our FCC license from the KFMB acquisition (which had limited headroom in 2018 due to the fact that we had recently recorded the intangible asset at fair value upon acquiring the station in February of 2018).

In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in the discount rate. The results of our qualitative procedures showed improvement in the significant inputs from the prior year (including our KFMB FCC license). As such, we concluded it was more likely than not that the fair value of all of our indefinite lived FCC broadcast licenses was more than their carrying amounts. As such, we did not perform a quantitative test in 2019.

Investments and other assets: Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income, on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain of the investments. We recognized gains of $19.7 million on the sale of four such investments in 2019. We also recognized an impairment charge of $2.6 million in 2017 related to one such investment.

Investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as a non-

operating expense. As of December 31, 2019, such investments totaled approximately $32.4 million and as of December 31, 2018, they totaled approximately $24.5 million. In 2019 we recognized gains of $5.9 million due to an observable price increase in two such investments. During 2018, we recorded impairment charges of $2.0 million on debt investments which had been classified as an other long-term asset. In 2017, we also recorded a non-cash impairment charge of $5.8 million associated with the write-off of a note receivable from one of our former investments.

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

We evaluate the net realizable value of our program broadcasting contract assets when a triggering event occurs, such as a change in our intended usage, or sustained lower than expected ratings for the program. Impairment analysis are performed at the syndicated program level (across all stations that utilize the program). We determine the net realizable value based on a projection of the estimated advertising revenues less projected direct costs associated with the syndicated program (which is classified as Level 3 in the fair value hierarchy). If the future direct costs exceed expected revenues, impairment of the program asset may be required. No impairment charges were recognized in 2019, 2018 or 2017.

Revenue recognition: We adopted the FASB’s new revenue recognition guidance beginning January 1, 2018 using the modified retrospective method. We began recognizing revenue under this new guidance in the first quarter of 2018 and did not restate prior years. We applied the standard to all contracts open as of January 1, 2018. The cumulative prior period effect of applying the guidance was $3.7 million which was recorded as a decrease to retained earnings upon adoption.

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
Our primary source of revenue is earned through the sale of advertising and marketing services (AMS). This revenue stream includes all sources of our traditional television and radio advertising, as well as digital revenues including Premion. Contracts within this revenue stream are short-term in nature (most often three months or less). Contracts generally consist of multiple deliverables, such as television commercials, or digital advertising solutions, that we have identified as individual performance obligations. Before performing under the contract, we establish the transaction price with our customer based on the agreed upon rates for each performance obligation. There is no material variability in the transaction price during the term of the contract.
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
We also earn subscription revenue from retransmission consent contracts with multichannel video programming distributors (e.g., cable and satellite providers) and over the top providers (companies that deliver video content to consumers over the Internet). Under these multi-year contracts, we have performance obligations to provide our customers with our stations’ signals, as well as our consent to retransmit those signals to their customers. Subscription revenue is recognized in accordance with the guidance for licensing intellectual property utilizing a usage based method. The amount of revenue earned is based on the number of subscribers to which our customers retransmit our signal, and the negotiated fee per subscriber included in our contract agreement. Our customers submit payments monthly, generally within 60-90 days after the month that the service was provided. Our performance obligations are satisfied, and revenue is recognized, as our customers retransmit our signal. This measure toward satisfaction of our performance obligations and recognition of revenue is the most appropriate as it aligns our revenue recognition with the value that we are delivering to our customers through our retransmission consent.
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
Revenue earned by categories in 2019, 2018 and 2017 are shown below (amounts in thousands):

	Year ended Dec. 31,
	2019	2018	2017

Advertising & Marketing Services	$1,226,607	$1,106,754	$1,139,642
Subscription	1,005,030	840,838	718,750
Political	38,478	233,613	23,258
Other	29,382	26,077	21,376
Total revenues	$2,299,497	$2,207,282	$1,903,026

Retirement plans: Certain employees are covered by defined benefit pension plans and we provide certain medical and life insurance benefits to eligible retirees (collectively postretirement benefit plans). The amounts we record related to our postretirement benefit plans are computed using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets and other actuarial assumptions including mortality estimates, health care cost trend rates and employee turnover, each as appropriate based on the nature of the plans. Depending on the timing of the estimated payments, we recognize the funded status of our postretirement benefit plans as a current or non-current liability within our Consolidated Balance Sheets. When annually adjusting to recognize the funded status of the plan, there is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits, recorded in the Consolidated Statements of Equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

Stock-based employee compensation: We grant restricted stock units (RSUs) and performance shares to employees as a form of compensation. We have two different performance share programs. The expense for the RSUs and one of the performance share programs is based on the grant date fair value of the award and is generally recognized on a straight-line basis. Expense related to the other performance share program is marked to market each month. Expense under these programs is recognized over the requisite service period, which is typically a four-year period for RSUs and a three-year period for performance shares. Performance share expense for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 10 for further discussion.

Advertising and marketing costs: We expense advertising and marketing costs, such as costs to promote our brands, as they are incurred. Advertising expense was $9.4 million in 2019, $10.4 million in 2018 and $5.0 million in 2017, and are included in Selling, general and administrative expenses on the Consolidated Statements of Income.

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

Adoption of the guidance resulted in recording of new right-of-use asset and lease liability balances of $73.8 million and $91.8 million, respectively, as of the adoption date. The difference between right-of-use lease asset and lease liability balances was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. Additionally, as a result of adopting the guidance we reclassified a $7.5 million intangible asset related to a favorable lease contract to the new right-of-use asset for operating leases. The new guidance did not have a material impact on our Consolidated Statements of Income, Comprehensive Income, Cash Flows or Equity. See Note 8 for additional information.

In August 2018, the FASB issued new guidance on the accounting for implementation costs incurred in cloud computing arrangements that are service contracts. The new guidance requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract. The guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the new guidance on a prospective basis beginning in the second quarter of 2019. In 2019, we capitalized approximately $1.4 million of implementation costs associated with a company-wide cloud-based financial system, which was recorded to Investments and other assets line item on our Consolidated Balance Sheet as a result of adopting this guidance.

New accounting guidance not yet adopted: In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current GAAP, credit losses on accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of doubtful accounts. We will adopt the new guidance in the first quarter of 2020 and it will be adopted using a modified retrospective approach. Due to the short-term nature of our accounts receivable balance, we do not expect a material change to our allowance for doubtful accounts as a result of adopting this new guidance.

In August 2018, the FASB issued new guidance that changes disclosures related to defined benefit pension and other postretirement benefit plans. The guidance removes disclosures that are no longer economically relevant, clarifies certain existing disclosure requirements and adds some new disclosures. The most relevant elimination for us is the annual disclosure of the amount of gain/loss and prior service cost/credit amortization expected in the following year. Additions most relevant to us include disclosing narrative explanations of the drivers for significant changes in plan obligations or assets, and disclosure for cost of living adjustments for certain participants of our TEGNA retirement plan. We will be adopting the new guidance in the first quarter of 2020 and it will be applied on a retrospective basis.

In March 2019, the FASB issued new guidance related to the accounting for episodic television series. The most significant aspect of this new guidance that is applicable to us relates to the level at which our capitalized programming assets are monitored for impairment. Under the new guidance these assets will be monitored at the film group level which is the lowest level at which independently identifiable cash flows are identifiable. We will be adopting the new guidance beginning in the first quarter of 2020 and it will be adopted prospectively. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures as of the adoption date.

In December 2019, the FASB issued new guidance related to the accounting for income taxes. The purpose of the guidance is to reduce the cost and complexity of accounting for income taxes through the simplification of the following areas: intraperiod tax allocations, deferred tax liabilities related to outside basis differences, year-to-date losses in interim periods, franchise taxes and other taxes partially based on income, step-up in tax basis of goodwill, separate entity financial statements, and the interim recognition of enactment of tax laws and rate changes. The new guidance is effective for us beginning in the first quarter of 2021 and is to be applied on a retrospective, modified retrospective or prospective basis depending on the area impacted. Early adoption of the guidance is optional. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

NOTE 2 – Acquisitions

The television stations acquired during 2019 are listed in the table below, and a summary of each acquisition follows:

Market	Station	Affiliation	Seller
Indianapolis, IN	WTHR	NBC	Dispatch Broadcast Group
Columbus, OH	WBNS	CBS	Dispatch Broadcast Group
Hartford-New Haven, CT	WTIC/WCCT	FOX/CW	Nexstar Media Group
Harrisburg-Lancaster-Lebanon-York, PA	WPMT	FOX	Nexstar Media Group
Memphis, TN	WATN/WLMT	ABC/CW	Nexstar Media Group
Wilkes Barre-Scranton, PA	WNEP	ABC	Nexstar Media Group
Des Moines-Ames, IA	WOI/KCWI	ABC/CW	Nexstar Media Group
Huntsville-Decatur-Florence, AL	WZDX	FOX	Nexstar Media Group
Davenport, IA and Rock Island-Moline, IL	WQAD	ABC	Nexstar Media Group
Ft. Smith-Fayetteville-Springdale-Rogers, AR	KFSM	CBS	Nexstar Media Group
Toledo, OH	WTOL	CBS	Gray Television
Midland-Odessa, TX	KWES	NBC	Gray Television

Nexstar Stations

On September 19, 2019, we completed our acquisition of 11 local television stations in eight markets, including eight Big Four affiliates, from Nexstar Media Group (the Nexstar Stations). These stations were divested by Nexstar Media Group in connection with its acquisition of Tribune Media Company. The purchase price for the Nexstar Stations was approximately $769.1 million which includes a base purchase price of $740.0 million and an estimated working capital of $29.1 million. The transaction was structured as an asset purchase and financed through the use of a portion of the $1.1 billion of Senior Notes issued on September 13, 2019 and borrowing under our revolving credit facility. See Note 6 for further discussion of these Notes. The acquisition of the Nexstar Stations adds complementary markets to our existing portfolio of top network affiliates, including four affiliates in presidential election battleground states.

Dispatch Stations

On August 8, 2019, we completed the acquisition of Dispatch Broadcast Group’s two top-rated television stations and two radio stations (the Dispatch Stations). Through this acquisition we purchased WTHR, the NBC affiliate station in Indianapolis, IN, WBNS, the CBS affiliate in Columbus, OH and WBNS Radio (97.1 FM and 1460 AM) in Columbus, OH.

The purchase price for the Dispatch Stations was approximately $560.5 million which consisted of a base purchase price of $535.0 million and working capital and cash acquired of $25.5 million. The transaction was structured as a stock purchase and financed through available cash and borrowing under our revolving credit facility. The acquisition of the Dispatch Stations expands our portfolio of top-rated big four affiliates in large markets.

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

Cash paid for this acquisition was $77.1 million (which included $4.6 million for working capital), funded through available cash and borrowing under our revolving credit facility. As a result of acquiring the remaining ownership of the networks, we recognized a $7.3 million gain due to the write-up of our prior investment in the Justice Network and Quest multicast networks to its fair value as of the time of the acquisition. This gain was recorded in Other non-operating items, net within the Consolidated Statement of Income.

Gray Stations

On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc. for approximately $109.9 million in cash (which includes $4.9 million for estimated working capital paid at closing). The acquisition was funded through the use of available cash and borrowings under our revolving credit facility. WTOL and KWES further expand our station portfolio of top 4 affiliates.

We refer to these four 2019 acquisitions collectively as the “Recent Acquisitions”.

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the Recent Acquisitions (in thousands):

	Nexstar Stations	Dispatch Stations	Justice & Quest	Gray Stations	Total
Cash	$—	$2,363	$—	$—	$2,363
Accounts receivable	34,680	26,568	8,501	5,553	75,302
Prepaid expenses and other current assets	3,926	6,092	6,987	987	17,992
Property and equipment	40,821	40,418	361	11,757	93,357
Goodwill	115,225	197,829	23,558	18,756	355,368
FCC licenses	374,269	295,983	—	47,061	717,313
Network affiliation agreements	123,919	60,767	—	14,420	199,106
Retransmission agreements	83,413	38,569	—	12,957	134,939
Other intangible assets	—	—	52,553	—	52,553
Right-of-use assets for operating leases	22,715	362	—	251	23,328
Other noncurrent assets	237	—	5,253	18	5,508
Total assets acquired	$799,205	$668,951	$97,213	$111,760	$1,677,129
Accounts payable	2,037	954	725	1	3,717
Accrued liabilities	7,294	9,011	4,236	1,604	22,145
Deferred income tax liability	—	98,287	(471)	—	97,816
Operating lease liabilities - noncurrent	20,346	226	—	235	20,807
Other noncurrent liabilities	426	—	2,677	—	3,103
Total liabilities assumed	$30,103	$108,478	$7,167	$1,840	$147,588
Net assets acquired	$769,102	$560,473	$90,046	$109,920	$1,529,541

Less: cash acquired	$—	$(2,363)	$—	$—	$(2,363)
Less: fair value of existing ownership	—	—	(12,995)	—	(12,995)
Cash paid for acquisitions	$769,102	$558,110	$77,051	$109,920	$1,514,183

We accounted for the each of the Recent Acquisitions as business combinations, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of each of the acquisition dates. The amounts recorded for assets and liabilities presented above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date.

During the quarter ended December 31, 2019, we continued to obtain information related to the estimated fair values for certain tangible and intangible assets acquired, liabilities assumed and the amount of goodwill recognized for the Recent Acquisitions. As a result of this information obtained during the fourth quarter of 2019, the carrying amounts for certain FCC license, Network affiliation agreement and Retransmission agreement intangible assets were reduced by $50.3 million, $15.4 million and $9.6 million, while the carrying amount of Goodwill increased by $78.2 million.

The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date permitted under GAAP. The primary areas which are being assessed relate to the fair value of intangible assets and income taxes.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using income (for identifiable intangible assets), market (for property) and cost (for equipment) valuation methodologies. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in U.S. GAAP under the fair value hierarchy. See Note 9 for further discussion of Level 3 pricing. The income approach was primarily used to value the FCC license, network affiliation and retransmission agreement intangible assets. The income approach indicates value for an asset based on the present value of cash flow projected to be generated over the economic life of the asset being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective.

Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the discounted cash flow analyses are based on our best estimate of future revenue, operating margins, earnings and cash flows after considering factors such as general market conditions, changes in working capital, long term industry trends and recent operating performance.

We recorded definite-lived intangible assets of $386.6 million for the Recent Acquisitions, which related primarily to network affiliation agreements and retransmission agreements. Retransmission agreement intangible assets are amortized over periods of between five and six years while network affiliation agreements are amortized over 15 years. Other intangible assets primarily represent the fair value of distribution agreements held by Justice and Quest which will be amortized over a period of seven years. The weighted average amortization periods for each of the Recent Acquisitions are currently: Nexstar Stations 11.1 years, Dispatch Stations 11.2 years, Justice and Quest 6.8 years and Gray Stations 10.4 years.

We have recorded a total of $355.4 million of goodwill for the Recent Acquisitions. Goodwill is calculated as the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the acquisition that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate. The goodwill, the FCC licenses and other intangible assets recognized from the Nexstar Stations, Justice & Quest and Gray Stations transactions are expected to be substantially all deductible for tax purposes. Goodwill and all other intangible assets from the Dispatch Stations are not expected to be tax deductible.

Our Consolidated Statement of Income for 2019 includes the results of the Recent Acquisitions since their respective acquisition dates as shown in the table below (in thousands):

Year ended
Dec. 31, 2019
Revenue	$184,977
Operating Income	$39,149

Acquisition-related costs (principally advisory fees) incurred in connection with the Recent Acquisitions in 2019 were $30.8 million which have been recorded in the Corporate - General and administrative expenses, line item within the Consolidated Statements of Income.

Unaudited Supplemental Pro Forma Financial Information

The following table sets forth certain pro forma financial information for 2019 and 2018 giving effect to the Recent Acquisitions as if they were all completed on January 1, 2018 (in thousands):

	Year ended Dec. 31,
	2019	2018
Revenue	$2,535,328	$2,634,651
Net income	$283,293	$398,543

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

KFMB Stations acquired in 2018

On February 15, 2018, we acquired KFMB for $328.4 million in cash, which included a final working capital payment of $2.5 million that we made to the seller in the third quarter of 2018. The purchase price was paid in cash and funded through the use of available cash and borrowings under our revolving credit facility. In connection with this acquisition, we recorded indefinite-lived intangible assets for FCC licenses of $192.2 million and amortizable intangible assets of $91.4 million, primarily related to network affiliation agreement and retransmission consent contracts. The amortizable assets are being amortized over a weighted average period of 10 years. We also recognized goodwill of $17.4 million as a result of the acquisition, all of which is deductible for tax purposes.

NOTE 3 – Goodwill and other intangible assets

We operate as one operating and reportable segment which includes the goodwill balances as of December 31, 2019 and December 31, 2018 shown below (in thousands):

Goodwill
Balance as of Dec. 31, 2017	$2,579,417
KFMB Stations acquisition	17,446
Balance as of Dec. 31, 2018	2,596,863
Recent Acquisitions	355,368
Disposition of a business unit	(1,644)
Balance as of Dec. 31, 2019	$2,950,587

The change in goodwill during both years is primarily attributable to the acquisitions discussed in Note 2.

The following table displays indefinite-lived intangible assets and amortizable intangible assets as of December 31, 2019 and 2018 (in thousands):

	Gross	Accumulated Amortization	Net
Dec. 31, 2019
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,090,732	—	2,090,732
Amortizable intangible assets:
Retransmission agreements	256,533	(105,212)	151,321
Network affiliation agreements	309,496	(48,174)	261,322
Other	73,305	(15,066)	58,239
Total indefinite-lived and amortizable intangible assets	$2,730,066	$(168,452)	$2,561,614
Dec. 31, 2018
Indefinite-lived intangibles:
Television station FCC licenses	1,384,186	—	1,384,186
Amortizable intangible assets:
Retransmission agreements	121,594	(79,274)	42,320
Network affiliation agreements	110,390	(30,802)	79,588
Other	28,865	(8,882)	19,983
Total indefinite-lived and amortizable intangible assets	$1,645,035	$(118,958)	$1,526,077

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements and brand names from our Justice & Quest acquisition which are also amortized on a straight-line basis over their useful lives. As a result of adopting new lease accounting guidance in 2019, we reclassified $8.1 million and $0.6 million of gross asset and accumulated amortization, respectively, related to a favorable lease intangible asset to Right-of-use assets for operating leases. The $7.5 million net asset balance of this asset is now recorded as a right-of-use lease asset. The remaining change in gross intangible asset values in 2019 are a result of the acquisitions discussed in Note 2. Certain of those assets are valued on a preliminary basis as we continue to review underlying assumptions and valuation methodologies utilized to calculate their respective fair values.

The following table shows the projected annual amortization expense related to amortizable intangible assets existing as of December 31, 2019 (in thousands):

2020	$73,439
2021	67,351
2022	64,209
2023	57,793
2024	51,330
Thereafter	156,760
Total	$470,882

NOTE 4 – Investments and other assets

Our investments and other assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	Dec. 31,
	2019	2018
Cash value life insurance	$52,462	$50,452
Equity method investments	27,650	41,420
Other equity investments	32,383	24,497
Deferred debt issuance costs	10,921	9,350
Other long-term assets	21,853	17,746
Total	$145,269	$143,465

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

Equity method investments: We hold equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis), which has an investment balance of $7.9 million as of December 31, 2019 and $12.4 million as of December 31, 2018. Our ownership stake provides us with two seats on CareerBuilder’s board of directors. As a result, we concluded that we have significant influence over CareerBuilder and therefore account for our interest using the equity method of accounting.

In the first quarter of 2019, we sold our investment in Captivate, which had been accounted for as an equity method investment, for $16.2 million, which resulted in a pre-tax gain of $12.2 million (after-tax gain of $9.2 million). This gain was recorded in Equity income in unconsolidated investments, net within the Consolidated Statement of Income and Statement of Cash Flows.

Other equity investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. During 2019, we recognized a gain of  $5.9 million in Other non-operating items, net in the Consolidated Statements of Income, based on observable price changes  for certain equity investments without readily determinable fair value.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.

NOTE 5 – Income taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

2019	Current	Deferred	Total
Federal	$59,791	$21,345	$81,136
State and other	7,567	719	8,286
Total	$67,358	$22,064	$89,422

2018	Current	Deferred	Total
Federal	$77,795	$15,765	$93,560
State and other	9,527	4,280	13,807
Total	$87,322	$20,045	$107,367

2017	Current	Deferred	Total
Federal	$81,355	$(214,539)	$(133,184)
State and other	7,981	(12,043)	(4,062)
Total	$89,336	$(226,582)	$(137,246)

Income from continuing operations before income taxes attributable to TEGNA Inc. consists entirely of domestic income.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes (net of federal income tax benefit)	3.1	2.9	2.4
Domestic manufacturing deduction	—	—	(3.0)
Uncertain tax positions, settlements and lapse of statutes of limitations	(1.6)	(0.3)	(0.9)
Valuation allowances, tax rate changes, & other deferred adjustments	(1.7)	(1.0)	(6.3)
Valuation allowance on equity method investment	1.7	—	—
Enactment of the Tax Cuts and Jobs Act	—	(1.1)	(70.9)
Non-deductible transactions costs	0.3	—	1.2
Net excess benefits or expense on share-based payments	0.4	0.1	(0.4)
Other, net	0.6	(0.5)	(1.3)
Effective tax rate	23.8%	21.1%	(44.2%)

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

Deferred tax liabilities and assets were composed of the following as of the end of December 31, 2019 and 2018 (in thousands):

	Dec. 31,
	2019	2018
Deferred tax liabilities
Accelerated depreciation	$62,951	$43,396
Accelerated amortization of deductible intangibles	524,697	427,760
Right-of-use assets for operating leases	25,615	—
Other	3,677	2,655
Total deferred tax liabilities	616,940	473,811
Deferred tax assets
Accrued compensation costs	16,180	13,440
Pension and post-retirement medical and life	35,192	34,679
Loss carryforwards	38,686	120,695
Operating lease liabilities	26,008	—
Other	30,914	34,044
Total deferred tax assets	146,980	202,858
Deferred tax asset valuation allowance	45,661	125,894
Total net deferred tax (liabilities)	$(515,621)	$(396,847)

As of December 31, 2019, we had approximately $99.0 million of capital loss carryforwards for federal and state purposes including $26.1 million of which will expire if not used prior to 2022, and the remainder of which will expire if not used prior to 2023. Capital loss carryforwards can only be utilized to the extent capital gains are recognized. As of December 31, 2019, we have established a valuation allowance on all federal and state capital loss carryforwards. As of December 31, 2019, we also had approximately $12.7 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2020 through 2039 in addition to $10.7 million of federal and $4.6 million of state interest disallowance carryovers that do not expire.

Included in total deferred tax assets are valuation allowances of approximately $45.7 million as of December 31, 2019 and $125.9 million as of December 31, 2018, primarily related to federal and state capital losses, minority investments, state interest disallowance carryovers, and state net operating losses available for carry forward to future years. This $80.2 million change in valuation allowance is primarily as a result of capital loss carryforwards expiring on December 31, 2019 and accounts for $77.4 million of the decrease. The capital loss carryforward deferred tax asset and associated valuation allowance are both reduced in equal amounts for the expired tax attribute. If, in the future, we believe that it is more likely than not that these deferred tax assets will be realized, the valuation allowances will be reversed in the Consolidated Statement of Income.

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

The following table summarizes the activity related to deferred tax asset valuation allowances (in thousands):

	2019	2018	2017
Beginning at beginning of period	$125,894	$136,418	$209,939
Additions to valuation allowance	9,545	3,908	40,180
Reductions to valuation allowance	(89,778)	(14,432)	(113,701)
Balance at the end of the period	$45,661	$125,894	$136,418

Tax Matters Agreements

Prior to the May 31, 2017 spin-off of the Cars.com business and the June 29, 2015 spin-off of our publishing businesses, we entered into a Tax Matters Agreement with each of Cars.com Inc. and Gannett Co. Inc. that governs each company’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Each agreement provides that we will generally indemnify the spun-off business (Cars.com Inc. or Gannett Co. Inc. as applicable) against taxes attributable to assets or operations for all tax periods or portions thereof prior to the spin-off date including separately-filed U.S. federal, state, and foreign taxes. As of

September 15, 2019, TEGNA’s 2015 tax year (including the tax-free treatment of the spin-off of our publishing businesses) is no longer subject to examination by the Internal Revenue Service.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

	2019	2018	2017
Change in unrecognized tax benefits
Balance as of beginning of year	$12,843	$15,043	$17,300
Additions based on tax positions related to the current year	—	40	156
Additions for tax positions of prior years	—	2,631	11
Reductions for tax positions of prior years	(959)	—	(636)
Settlements	(288)	(182)	(852)
Reductions due to lapse of statutes of limitations	(3,546)	(4,689)	(936)
Balance as of end of year	$8,050	$12,843	$15,043

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.4 million as of December 31, 2019, and $10.6 million as of December 31, 2018. This amount includes the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized income from the reversal of previously recorded interest expense for uncertain tax positions of $1.7 million in 2019, $0.2 million in 2018, and $0.3 million in 2017. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was $0.1 million as of December 31, 2019 and $1.4 million as of December 31, 2018.

We file income tax returns in the U.S. and various state jurisdictions. The 2016 through 2019 tax years remain subject to examination by the Internal Revenue Service and state authorities. Tax years before 2016 remain subject to examination by certain states due to ongoing audits.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $1.3 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 6 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Dec. 31,
	2019	2018
Unsecured floating rate term loan due quarterly through June 2020 (1)	$20,000	$60,000
Unsecured floating rate term loan due quarterly through September 2020 (1)	105,000	165,000
Unsecured notes bearing fixed rate interest at 5.125% paid October 2019	—	320,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020 (1)	310,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Borrowings under revolving credit facility expiring August 2024	903,000	50,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	—
Total principal long-term debt	4,203,000	2,960,000
Debt issuance costs	(26,873)	(15,458)
Other (fair market value adjustments and discounts)	3,118	(76)
Total long-term debt	$4,179,245	$2,944,466
(1) We have either refinanced certain of this debt by issuing new long-term notes, or have the intent and ability to refinance the principal payments due within the next 12 months on a long-term basis through our revolving credit facility. As such, all debt presented in the table above is classified as long-term on our December 31, 2019 Consolidated Balance Sheet.

On August 15, 2019, we entered into an amendment of our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, the $1.51 billion of revolving credit commitments and letter of credit commitments have been extended until August 15, 2024. The amendment also increased our permitted total leverage ratio as follows:

Period	Leverage Ratio
July 1, 2019 to September 30, 2020	5.50 to 1.00
October 1, 2020 to March 31, 2021	5.25 to 1.00
April 1, 2021 to September 30, 2021	5.00 to 1.00
October 1, 2021 to September 30, 2022	4.75 to 1.00
October 1, 2022 and thereafter	4.50 to 1.00

The amendment also increases the amount of unrestricted cash that we are allowed to offset debt by in our leverage ratio calculation to $500.0 million.

Under the revolving credit facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). In the event that the LIBOR is no longer available in the future, we will work with our lenders to determine a replacement rate to be used under the revolving credit facility. While a replacement rate is being determined, borrowing under the revolving credit facility will solely be via ABR loans.

On September 13, 2019, we completed a private placement offering of $1.1 billion aggregate principal amount of unsecured notes bearing an interest rate of 5.00% which are due in September 2029. The net proceeds were used to finance the acquisition of the Nexstar Stations and to pay down borrowings under the revolving credit facility.

On October 15, 2019 we repaid the remaining $320.0 million of our unsecured notes bearing fixed rate interest at 5.125% which had become due. Additionally, on October 18, 2019 we repaid $290.0 million of our $600.0 million unsecured notes bearing fixed interest at 5.125% which are due in July 2020. Both repayments were made by utilizing our revolving credit facility.

As of December 31, 2019, we had unused borrowing capacity of $594.8 million under our revolving credit facility. As of December 31, 2019, we were in compliance with all covenants contained in our debt agreements and credit facility.

On January 9, 2020, we completed a second private placement offering of $1.0 billion aggregate principal amount of senior notes bearing an interest rate of 4.625% which are due in March 2028. The notes are guaranteed on a senior basis by certain of our subsidiaries. The net proceeds were used to help facilitate the repayment of the remaining $310.0 million principal amount of our 5.125% Senior Notes due 2020, the $650.0 million principal amount and redemption premium on our 6.375% Senior Notes due 2023 and borrowings under our revolving credit facility.

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule of annual maturities of the principal amount of total debt assumes we use available capacity under our revolving credit facility to refinance unsecured floating rate term loans payments and unsecured notes due in 2020 and 2021 to the extent of the then undrawn capacity. Based on this refinancing assumption, all maturities repaid utilizing the revolver in 2020 and 2021 are reflected as maturities for 2024, the year the revolving credit facility expires (in thousands).

Repayment schedule of principal long-term debt as of Dec. 31, 2019
2020 (1)	$—
2021 (1)	190,200
2022	—
2023	650,000
2024 (2)	1,822,800
Thereafter	1,540,000
Total	$4,203,000

(1) Debt payments due in 2020 and 2021 are assumed to be repaid with funds from the revolving credit facility, up to our maximum borrowing capacity. The revolving credit facility expires in 2024. Excluding our ability to repay funds with the revolving credit facility, contractual debt maturities are $435 million for 2020, $350 million in 2021, $650 million in 2023 and $1.2 billion in 2024.

(2) Assumes current revolving credit facility borrowings come due in 2024 and credit facility is not extended.

NOTE 7 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure tables presented below include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans.

Pension costs, which primarily include costs for our qualified TRP and non-qualified SERP, are presented in the following table (in thousands):

	2019	2018	2017
Service cost-benefits earned during the period	$8	$12	$872
Interest cost on benefit obligation	23,066	21,337	23,985
Expected return on plan assets	(26,320)	(30,935)	(26,322)
Amortization of prior service cost	90	168	635
Amortization of actuarial loss	6,123	5,124	8,357
Pension payment timing related charge	686	7,498	26
Expense for company-sponsored retirement plans	$3,653	$3,204	$7,553

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

	Dec. 31,
	2019	2018
Change in benefit obligations
Benefit obligations as of beginning of year	$554,795	$614,111
Service cost	8	12
Interest cost	23,066	21,337
Actuarial loss (gain)	73,906	(40,135)
Benefits paid	(34,771)	(36,222)
Acquisition of KFMB	—	25,966
Settlements (1)	(3,309)	(30,274)
Benefit obligations as of end of year	$613,695	$554,795
Change in plan assets
Fair value of plan assets as of beginning of year	$407,550	$439,149
Actual gain (loss) return on plan assets	87,165	(29,016)
Employer contributions	23,100	45,219
Benefits paid	(34,771)	(36,222)
Acquisition of KFMB	—	18,694
Settlements (1)	(3,309)	(30,274)
Fair value of plan assets as of end of year	$479,735	$407,550
Funded status as of end of year	$(133,960)	$(147,245)
Amounts recognized in Consolidated Balance Sheets
Accrued liabilities other—current	$(6,814)	$(7,870)
Pension liabilities—non-current	$(127,146)	$(139,375)
(1) Settlements represent lump sum benefit payments to certain SERP plan participants. When aggregate lump sums exceed the settlement threshold, pension payment timing related charges are incurred, and the lump sum payments prompting the charge are shown on a separate line from other benefit payments.

The funded status (on a projected benefit obligation basis of our principal retirement plans as of December 31, 2019, is as follows (in thousands):

	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$479,735	$547,140	$(67,405)
SERP (1)	—	66,085	(66,085)
All other	—	470	(470)
Total	$479,735	$613,695	$(133,960)
(1) The SERP is an unfunded, unsecured liability

The accumulated benefit obligation for all defined benefit pension plans was $613.7 million as of December 31, 2019 and $554.8 million as of December 31, 2018. During 2019, we made required contributions to the TRP of $4.0 million. We also made discretionary contributions to the TRP of $12 million. As a result of the discretionary contribution, we do not plan to make contributions to the TRP in 2020 because none will be required under our current assumptions and current funding levels. Based on actuarial projections, cash contributions of $6.7 million are expected to be made to our SERP participants in 2020.

The following table presents information for our retirement plans for which accumulated benefit obligation exceed assets (in thousands):

	Dec. 31,
	2019	2018
Accumulated benefit obligation	$613,655	$554,768
Fair value of plan assets	$479,735	$407,550

The following table presents information for our retirement plans for which projected benefit obligations exceed assets (in thousands):

	Dec. 31,
	2019	2018
Projected benefit obligation	$613,695	$554,795
Fair value of plan assets	$479,735	$407,550

The following table summarizes the pre-tax amounts recorded in accumulated other comprehensive loss that have not yet been recognized as a component of pension expense (in thousands):

	Dec. 31,
	2019	2018
Net actuarial losses	$(188,862)	$(182,610)
Prior service cost	(1,797)	(1,888)
Amounts in accumulated other comprehensive loss	$(190,659)	$(184,498)

The actuarial loss amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2020 are $6.1 million. The prior service cost amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2020 are $0.1 million.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), pre-tax, consist of the following (in thousands):

	2019	2018	2017
Current year net actuarial loss	$(13,060)	$(19,817)	$16,272
Amortization of previously deferred actuarial loss	6,123	5,124	8,357
Amortization of previously deferred prior service costs	90	168	635
Pension payment timing related charges	686	7,498	—
Curtailment gain	—	—	4,716
Prior service cost recognized in curtailment	—	—	26
Total	$(6,161)	$(7,027)	$30,006

Pension costs: The following assumptions were used to determine net pension costs:

	2019	2018	2017
Discount rate	4.34%	3.64%	4.12%
Expected return on plan assets	6.75%	7.00%	7.00%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historical capital market performance, historical plan asset performance and a forecast of expected future plan asset returns. In 2020, we expect to have pension income of approximately $5.3 million.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31,
	2019	2018
Discount rate	3.29%	4.34%

Plan assets: The asset allocation for the TRP as of the end of 2019 and 2018, and target allocations for 2020, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2020	2019	2018
Equity securities	57%	58%	57%
Debt securities	38%	38%	39%
Other (including hedge funds and private real estate)	5%	4%	4%
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Our actual investment return on our TRP assets was 23.6% for 2019, -5.6% for 2018 and 20.3% for 2017.

Cash flows: We estimate we will make the following benefit payments from either retirement plan assets or directly from our funds (in thousands):

2020	$47,741
2021	$39,094
2022	$40,183
2023	$39,883
2024	$40,025
2025-2029	$192,826

401(k) savings plan

Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, The TEGNA 401(k) Savings Plan. Employees can elect to contribute up to 50% of their compensation to the plan subject to certain limits.

For most participants, the plan’s 2019 matching formula is 100% of the first 4% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $14.6 million in 2019, $13.3 million in 2018 and $14.4 million in 2017. During 2019, we settled the 401(k) employee company stock match obligation through a combination of buying our stock in the open market and issuing our common stock from treasury stock and depositing it in the participants’ accounts.

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

We make all required contributions to the AFTRA plan as determined under the respective CBAs. We contributed $2.4 million annually in 2019, 2018 and 2017. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2017.

Expiration dates of the CBAs in place range from April 15, 2021 to October 16, 2022. The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2019, 2018 and 2017.

NOTE 8 - Leases
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
Our portfolio of leases primarily consists of leases for the use of corporate offices, station facilities, equipment and for antenna/transmitter sites. Our lease portfolio consists entirely of operating leases, with most of our leases having remaining terms ranging 1 to 15 years. Operating lease balances are included in our right-of-use assets for operating leases, other accrued liabilities and operating lease liabilities on our Consolidated Balance Sheet.
Lease liabilities are calculated as of the lease commencement date based on the present value of lease payments to be made over the term of the lease. Our lease agreements often contain lease and non-lease components (e.g., common-area maintenance or other executory costs). We include the non-lease payments in the calculation of our lease liabilities to the extent they are either fixed or included within the fixed base rental payments. Some of our leases include variable lease components (e.g., rent increases based on the consumer price index) and variable non-lease components, which are expensed as they are incurred. Such variable costs are not material. The interest rate implicit in our lease contracts is typically not readily determinable. As a result, we use our estimated incremental borrowing rate in determining the present value of future payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments for a similar term.
The operating lease right-of-use asset as of the lease commencement date is calculated based on the amount of the operating lease liability, less any lease incentive. Some of our lease agreements include options to renew for additional terms or provide us with the ability terminate the lease early. In determining the term of the lease, we consider whether or not we are reasonably certain to exercise these options. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

The following table presents lease related assets and liabilities on the Consolidated Balance Sheet as of December 31, 2019 (in thousands):

Dec 31, 2019
Assets
Right-of-use assets for operating leases	$103,461

Liabilities
Operating lease liabilities (current)[1]	11,090
Operating lease liabilities (non-current)	105,902
Total operating lease liabilities	$116,992

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Consolidated Balance Sheet.

As of December 31, 2019, the weighted-average remaining lease term for our lease portfolio was 10.1 years and the weighted average discount rate used to calculate the present value of our lease liabilities was 5.0%.

For the year ended December 31, 2019, 2018 and 2017, we recognized lease expense of $13.9 million, $18.5 million, and $21.0 million respectively. In addition, we made cash payments for operating leases of $11.0 million during the year ended December 31, 2019, which are included in cash flows from operating activities on Statement of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019 (in thousands):

Future Period	Cash Payments

2020	$15,618
2021	17,011
2022	16,002
2023	14,800
2024	13,120
Thereafter	75,996
Total lease payments	152,547
Less: amount of lease payments representing interest	35,555
Present value of lease liabilities	$116,992

As of December 31, 2018, operating lease commitments under lessee arrangements were $10.4 million, $9.9 million, $11.7 million, $10.9 million, and $10.3 million for the years 2019 through 2023, respectively, and $73.9 million thereafter.

NOTE 9 – Fair value measurement

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

Other equity investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. In 2019 we identified observable price increases, which represents a Level 2 input, for two of these investments which resulted a total gain of $5.9 million which was recorded in the Other non-operating items, net line item in our Consolidated Statement of Income. No other gains or losses were recorded on these investments in 2019, 2018 or 2017.

Prior to the closing of our acquisition in the multicast networks Justice Network and Quest, we held an approximately 15% ownership interest. Upon completion of the step acquisition, we recognized a gain of $7.3 million in Other non-operating items, net within the Consolidated Statement of Income, for the remeasurement of our previously held ownership interest to fair value, which was $8.0 million. The fair value was determined using an income approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values due to the short-term nature of these instruments. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $4.32 billion as of December 31, 2019 and $2.96 billion as of December 31, 2018.

During 2018, we recorded a $2.0 million impairment charge associated with debt investments due to decline in the fair value of the investee. We also recorded a non-cash impairment charge of $5.8 million in 2017 associated with the write-off of a note receivable from one of our former equity method investments.

In the second quarter of 2017, we recorded a non-cash impairment charge of $332.9 million related to our former CareerBuilder reporting unit. This impairment charge was recorded within the income (loss) from discontinued operations line item within the Consolidated Statements of Income. The fair value determination of goodwill was determined using a combination of an income approach (discounted cash flow valuation analysis) and market-based approach (guideline public company analysis) and was classified as a Level 3 fair value measurement due to the significance of the unobservable inputs used.

During the second half of 2017, a few of our television stations were impacted by hurricanes Harvey and Irma. In particular, Hurricane Harvey caused major damage to our Houston television station (KHOU), and as a result in 2017, we recognized $11.1 million in non-cash charges, writing off destroyed equipment and recording an impairment on the building (fair value of the building was determined using a market based valuation). In addition, we incurred $15.8 million in cash expenses related to repairing the studio and office and providing for additional staffing and operational needs to keep the station operating during and immediately following these weather emergencies. Partially offsetting these expenses, we received insurance proceeds of $26.0 million. The net expense impact from the hurricane of $0.9 million has been recorded in Spectrum repacking reimbursements and other, net on our Consolidated Statements of Income.

The below fair value tables relate to our TRP pension plan assets (in thousands):

Pension Plan Assets
Fair value measurement as of Dec. 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$1,395	$—	$—	$1,395
Corporate stock	111,193	—	—	111,193
Interest in registered investment companies	48,221	—	—	48,221
Total	$160,809	$—	$—	$160,809
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$111,385
Common collective trust - fixed income				185,844
Hedge funds				17,125
Partnership/joint venture interests				4,572
Total fair value of plan assets				$479,735

Fair value measurement as of Dec. 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$958	$—	$—	$958
Corporate stock	83,489	—	—	83,489
Interest in registered investment companies	39,007	—	—	39,007
Total	$123,454	$—	$—	$123,454
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$104,993
Common collective trust - fixed income				158,580
Hedge funds				16,126
Partnership/joint venture interests				4,397
Total fair value of plan assets				$407,550

Valuation methodologies used for TRP pension assets measured at fair value are as follows:

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

Investments in partnerships are valued at the net asset value of our investment in the fund as reported by the fund managers. The Plan holds investments in two partnerships. One partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. The other partnership’s strategy is to generate returns through investment in developing equity markets. This fund is redeemable with a 30-day notice, subject to a 0.45% charge. Future funding commitments to our partnership investments totaled $0.7 million as of December 31, 2019 and 2018.

As of December 31, 2019, pension plan assets include one hedge fund which is a fund of hedge funds whose objective is to produce a return that is uncorrelated with market movements. Investments in hedge funds are valued at the net asset value as reported by the fund managers. Shares in the hedge fund are generally redeemable twice a year or on the last business day of each quarter with at least 95 days written notice subject to a potential 5% holdback. There are no unfunded commitments related to the hedge funds.

We review audited financial statements and additional investor information to evaluate fair value estimates from our investment managers or fund administrator. Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the period.

NOTE 10 – Shareholders’ equity

As of December 31, 2019, and 2018, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. As of December 31, 2019, shareholders’ equity of TEGNA included 217.5 million shares that were outstanding (net of 107.0 million shares of common stock held in treasury). As of December 31, 2018, shareholders’ equity of TEGNA included 215.8 million shares that were outstanding (net of 108.7 million shares of common stock held in treasury). No shares of preferred stock were issued and outstanding as of December 31, 2019, or 2018.

Capital stock and earnings per share

We report earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the issuance of performance shares and restricted stock units and exercise of stock options.

Our earnings per share (basic and diluted) for 2019, 2018, and 2017 are presented below (in thousands, except per share amounts):

	2019	2018	2017
Income from continuing operations	$286,235	$401,340	$447,962
Income (loss) from discontinued operations, net of tax	—	4,325	(232,916)
Net loss attributable to noncontrolling interests from discontinued operations	—	—	58,698
Net income attributable to TEGNA Inc.	$286,235	$405,665	$273,744

Weighted average number of common shares outstanding - basic	217,138	216,184	215,587
Effect of dilutive securities
Restricted stock	461	139	659
Performance share units	346	97	550
Stock options	32	201	682
Weighted average number of common shares outstanding - diluted	217,977	216,621	217,478

Earnings from continuing operations per share - basic	$1.32	$1.86	$2.08
Earnings from discontinued operations per share - basic	—	0.02	(0.81)
Earnings per share - basic	$1.32	$1.88	$1.27

Earnings from continuing operations per share - diluted	$1.31	$1.85	$2.06
Earnings from discontinued operations per share - diluted	—	0.02	(0.80)
Earnings per share - diluted	$1.31	$1.87	$1.26

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share units.

Share repurchase program

On September 19, 2017, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. During 2019, no shares were repurchased. In 2018, 0.5 million shares were purchased for $5.8 million, and in 2017, 1.5 million shares were purchased for $23.5 million. As a result of our Recent Acquisitions, we have suspended share repurchases under this program. Repurchased shares are included in the Consolidated Balance Sheets as Treasury Stock. As of December 31, 2019, the value of shares that may be repurchased under the existing program is $279.1 million.

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

Stock-Based Compensation Plans

In May 2001, our shareholders approved the adoption of the 2001 Omnibus Incentive Compensation Plan (the Plan). The Plan is administered by the Leadership Development and Compensation Committee (LDCC) of the Board of Directors and was amended and restated as of May 4, 2010, to increase the number of shares reserved for issuance to 60.0 million shares of our common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance share units, performance share awards, and other equity-based and cash-based awards. Awards may be granted to our employees and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.

During the first quarter of 2018, the LDCC of the Board of Directors established new performance metrics for long-term incentive awards for our executives under the Plan, as amended, designed to better reflect TEGNA as a pure-play broadcaster. On both March 1, 2019 and 2018, we granted certain employees performance share awards (PSAs) reflecting these new metrics with aggregate target awards of approximately 0.6 million shares of our common stock.

The number of shares earned under the PSA program is determined based on the achievement of certain financial performance criteria (adjusted EBITDA and free cash flow as defined by the PSA agreement) over a two-year cumulative financial performance period. If the financial performance criteria are met and certified by the LDCC, the shares earned under the PSA will be subject to an additional one year service period before the common stock is released to the employees. The PSAs do not pay dividends or allow voting rights during the three-year incentive period. Therefore, the fair value of the PSA is the quoted market value of our stock on the grant date less the present value of the expected dividends not received during the relevant performance period. The PSA provides the LDCC with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria.

For expense recognition, in the period it becomes probable that the minimum performance criteria specified in the PSA will be achieved, we will recognize expense, net of estimated forfeitures, for the proportionate share of the total fair value of the shares subject to the PSA related to the vesting period that has already lapsed. Each reporting period we will adjust the fair value of the PSAs to the quoted market value of our stock price. In the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the PSA, we will reverse all of the previously recognized compensation expense in the period such a determination is made.

Prior to 2018, senior executives participated in a performance share award plan (PSU) in which the number of shares that an executive receives is determined based upon how our total shareholder return (TSR) compares to the TSR of a peer group of companies during the three-year period. For this PSU award, we recognized the grant date fair value of each PSU, less estimated forfeitures, as compensation expense ratably over the incentive period. Fair value was determined by using a Monte Carlo valuation model. Each PSU is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of shares ultimately issued for each PSU award may range from 0% to 200% of the award’s target. No PSUs were awarded in 2019 and 2018.

We also issue stock-based compensation to employees in the form of RSUs. These awards generally entitle employees to receive at the end of a specified vesting period one share of common stock for each RSU granted, conditioned on continued employment for the relevant vesting period. RSUs granted in 2016 vest 25% per year over a four-year vesting period and are settled in common stock at the end of the four-year vesting period. RSUs granted since 2016 vest 25% per year and settle annually. RSUs do not pay dividends or confer voting rights in respect of the underlying common stock during the vesting period. RSUs are valued based on the fair value of our common stock on the date of grant less the present value of the expected dividends not received during the relevant vesting period. The fair value of the RSU, less estimated forfeitures, is recognized as compensation expense ratably over the vesting period. We have generally granted both RSUs and performance share awards to employees on January 1, however, beginning in 2018, awards were granted on March 1 and we expect this will be the annual grant date for the foreseeable future.

In connection with the spin-off of our Cars.com business, and in accordance with our equity award Plan, the number of target PSUs outstanding on the Cars.com Distribution Date were adjusted with the intention of preserving the intrinsic value of the awards prior to the separation. For PSUs granted in 2017 prior to the Cars.com Distribution Date, the Cars.com Adjustment was made and resulted in an aggregate increase of 178,775 PSUs as noted in the table below. With regards to restricted stock and RSUs granted in 2017 prior to the Cars.com Distribution Date, adjustments were determined by comparing the fair value of such awards immediately prior to the spin-off to the fair value of such awards immediately after (the Cars.com Adjustment), which resulted in an aggregate increase of 606,377 RSUs as noted in the table below.

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

Estimated forfeitures – When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual forfeitures.

The following assumptions were used to estimate the fair value of PSUs:

2017
Expected term	3 years
Expected volatility	29.90%
Risk-free interest rate	1.47%
Expected dividend yield	2.62%

Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards pertaining to continuing operations (in thousands):

	2019	2018	2017

RSUs	$9,699	$7,260	$9,408
PSAs	9,277	2,693	—
PSUs	1,170	2,578	6,234
Stock options	—	—	427
Total stock-based compensation	20,146	12,531	16,069
Total income tax benefit (provision)	4,354	(184)	7,442
Stock-based compensation net of tax	$15,792	$12,715	$8,627

RSUs: As of December 31, 2019, there was $19.4 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.6 years.

A summary of RSU awards is presented below:

	2019		2018		2017
RSU Activity	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	1,567,704	$14.65	1,062,550	$21.29	1,143,421	$25.66
Granted	1,356,848	13.09	1,198,787	11.99	989,443	19.41
Vested	(581,479)	16.31	(477,050)	15.11	(1,162,231)	25.18
Canceled	(210,137)	14.53	(216,583)	17.98	(514,460)	21.49
Adjustment due to spin-off of Cars.com (a)	—		—		606,377
Unvested at end of year (a)	2,132,936	$13.22	1,567,704	$14.65	1,062,550	$21.29

(a) The weighted-average grant date fair value of the RSUs included in the line item “Adjustment due to spin-off of Cars.com” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.59. The weighted-average grant date fair value of the unvested RSUs as of Dec. 31, 2017 reflect the adjustment.

PSAs: The PSAs were first granted in 2018. A summary for the PSAs activity is presented below:

	2019		2018
PSAs Activity	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	450,085	$12.05	—
Granted	567,356	12.36	565,187	$12.05
Vested	(261,286)	12.16	(91,451)	12.05
Canceled	(57,673)	12.08	(23,651)	12.05
Unvested at end of year	698,482	$12.26	450,085	$12.05

PSUs: As of December 31, 2019, there was no unrecognized compensation cost related to non-vested PSUs as the last awards fully vested as of December 31, 2019.

A summary of our PSUs is presented below:

	2019		2018		2017
PSUs Activity	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	250,840	$23.92	662,835	$25.87	1,018,950	$35.60
Granted	—		—		307,950	23.92
Vested	(228,287)	23.92	(383,095)	27.19	(774,267)	36.94
Canceled	(22,553)	23.92	(28,900)	25.39	(68,573)	31.80
Adjustment due to spin-off of Cars.com (a)	—		—		178,775
Unvested at end of year (a)	—	$—	250,840	$23.92	662,835	$25.87

(a) The weighted-average grant date fair value of the PSUs included in the line item “Adjustment due to spin-off of Cars.com” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.59. The weighted-average grant date fair value of the unvested PSUs as of Dec. 31, 2017 reflect the adjustment.

Accumulated other comprehensive loss

The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities and foreign currency translation. The following tables summarize the components of, and changes in AOCL, net of tax (in thousands):

2019	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(136,893)	$382	$(136,511)
Other comprehensive loss before reclassifications	(10,339)	(581)	(10,920)
Amounts reclassified from AOCL	4,834	—	4,834
Balance at end of year	$(142,398)	$(199)	$(142,597)

2018	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(107,037)	$114	$(106,923)
Other comprehensive (loss) income before reclassifications	(14,450)	268	(14,182)
Amounts reclassified from AOCL	9,439	—	9,439
Total other comprehensive income	$(5,011)	$268	$(4,743)
Reclassification of stranded tax effects to retained earnings	(24,845)	—	(24,845)
Balance at end of year	$(136,893)	$382	$(136,511)

2017	Retirement Plans	Foreign Currency Translation (1)	Other	Total
Balance at beginning of year	$(124,978)	$(28,560)	$(8,035)	$(161,573)
Other comprehensive income (loss) before reclassifications	12,496	6,649	(1,707)	17,438
Amounts reclassified from AOCL	5,445	22,025	9,742	37,212
Balance at end of year	$(107,037)	$114	$—	$(106,923)
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

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 7 and our other post-retirement benefits (health care and life insurance benefits). Reclassifications out of AOCL related to these post-retirement plans include the following (in thousands):

	2019	2018	2017
Amortization of prior service (credit) cost	$(481)	$(403)	$63
Amortization of actuarial loss	6,246	5,544	8,774
Pension payment timing related charges	686	7,498	—
Total reclassifications, before tax	6,451	12,639	8,837
Income tax effect	(1,617)	(3,200)	(3,392)
Total reclassifications, net of tax	$4,834	$9,439	$5,445

Adjustments related to spin-off of Cars.com business

On May 31, 2017, we completed the spin-off of Cars.com. As a result of the spin-off, we disposed of all Cars.com asset and liability amounts, which resulted in a reduction of retained earnings of $1.5 billion in 2017.

NOTE 11 – Spectrum repacking reimbursements and other, net

As events occur, or circumstances change, we may recognize non-cash impairment charges to reduce the book value of goodwill, other intangible assets and other long-lived assets or to record charges (gains) related to spectrum repacking reimbursements and other efforts, or unique events.

A summary of these items by year (pre-tax basis) is presented below (in thousands):

	2019	2018	2017
Reimbursement of spectrum repacking	$(16,974)	$(7,400)	$—
Property and equipment (gains) impairments	(2,880)	(5,989)	2,183
Impairment charges related to assets held-for-sale	9,063	—	—
Contract termination and other costs related to national sales	5,456	—	—
Lease exit and other charges	—	551	1,350
Hurricane related losses, net	—	1,137	896
Total spectrum repacking reimbursements and other, net	$(5,335)	$(11,701)	$4,429

Reimbursement of spectrum repacking: Some of our stations have had to purchase new equipment in order to comply with the FCC spectrum repacking initiative. As part of this initiative, the FCC is reimbursing companies for costs incurred to comply with the new requirements. In 2019 and 2018, we received $17.0 million and $7.4 million of such reimbursements, which we have recorded as contra expense.

Property and equipment (gains) impairments: In 2019, we recognized a $2.9 million gain related to sale of one of our real estate properties. In 2018, we recognized a $6.0 million gain as a result of the sale of real estate in Houston. During 2017, we recorded $2.2 million of impairment charges associated with operating assets at one of our television stations.

Impairment charges related to assets held-for-sale: In 2019, we recognized $9.1 million of impairment charges, related to assets classified as held-for sale.

Contract termination and other costs related to national sales: This expense is comprised of a contract termination and other incremental transition costs related to bringing our national sales organization in-house (which occurred during the third quarter of 2019). Prior to this transition we utilized a third party national marketing representation firm for our national television advertising.

Lease exit and other charges: These charges primarily relate to the early exit of various leases. The 2018 charges relate to exiting a lease used by our former Cofactor business, which operated within our former Digital segment. The 2017 charge relates to the consolidation of office space at corporate headquarters and at our Digital Marketing Services (DMS) business unit.

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

NOTE 12 – Supplemental cash flow information

The following table provides a reconciliation of cash and cash equivalents, as reported on our Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Consolidated Statement of Cash Flows (in thousands):

	Dec 31, 2019	Dec 31, 2018	Dec. 31, 2017
Cash and cash equivalents included in:
Continuing operations	$29,404	$135,862	$98,801
Restricted cash equivalents included in:
Prepaid expenses and other current assets	—	—	29,240
Cash, cash equivalents and restricted cash	$29,404	$135,862	$128,041

Our restricted cash equivalents consisted of highly liquid investments that were held within a rabbi trust and were used to pay our deferred compensation and SERP obligations.

The following table provides additional information about cash flows related to interest and taxes (in thousands):

	For the year ended Dec. 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$84,045	$62,889	$154,693
Cash paid for interest	$186,086	$182,465	$200,512

NOTE 13 – Other matters

Litigation: In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We have received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. The investigation is ongoing. On November 13 and December 13, 2018, DOJ and seven broadcasters settled a DOJ complaint alleging the exchange of competitively sensitive information in the broadcast television industry. In June 2019, we and four other broadcasters entered into a substantially identical agreement with DOJ, which was entered by the court on December 3, 2019. The settlement contains no finding of wrongdoing or liability and carries no penalty. It prohibits us and the other settling entities from sharing certain confidential business information, or using such information pertaining to other broadcasters, except under limited circumstances. The settlement also requires the settling parties to make certain enhancements to their antitrust compliance programs; to continue to cooperate with the DOJ’s investigation and to permit DOJ to verify compliance. We do not expect the costs of compliance to be material.

Since the national media reports, numerous putative class action lawsuits were filed against owners of television stations (the Advertising Cases) in different jurisdictions. Plaintiffs are a class consisting of all persons and entities in the United States who paid for all or a portion of advertisement time on local television provided by the defendants. The Advertising Cases assert antitrust and other claims and seek monetary damages, attorneys’ fees, costs and interest, as well as injunctions against the allegedly wrongful conduct.

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

Commitments: The following table summarizes the expected cash outflow related to our unconditional purchase obligations that are not recorded on our balance sheet as of December 31, 2019. Such obligations include future payments related to programming contracts and purchase obligations (in thousands). See Note 8 for further information on our lease commitments.

	Programming Contracts	Purchase Obligations
2020	$758,608	$97,586
2021	555,630	17,093
2022	527,660	8,513
2023	470,312	4,489
2024	524	1,849
Thereafter	—	—
Total	$2,312,734	$129,530

Programming contracts: We have $2.31 billion of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements. Network affiliation agreements may include variable fee components such as subscriber levels, which in have been estimated and reflected in the table above.

Purchase obligations: We have commitments under purchasing obligations totaling $129.5 million pertaining to technology related capital projects, news and market data services, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding as of December 31, 2019, are reflected in the Consolidated Balance Sheet as accounts payable and accrued liabilities and are excluded from the $129.5 million.

Major Customers: Customers that purchase our advertising and marketing services are comprised of local, regional, and national advertisers across our markets. Our subscription revenue customers include cable operators and satellite providers for carriage of our television stations. We have two customers that purchase both advertising and marketing services and pay us compensation related to retransmission consent agreements, each of which represented more than 10% of consolidated revenues in 2019 and 2018. Such customers represented $270.3 million and $251.2 million of consolidated revenue in fiscal year ended December 31, 2019. The same customers accounted for $245.3 million and $223.8 million of consolidated revenue in 2018, and also accounted for $215.4 million and $202.4 million of consolidated revenue in 2017.

Related Party Transactions: We have an equity and debt investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive where they support our Premion business in acquiring and delivering over-the-top ad impressions. During the year ended December 31, 2019, we incurred expenses of $34.3 million as a result of the commercial agreement with MadHive. During the year ended December 31, 2018, we incurred $3.4 million of expenses under the commercial agreement. These expenses are recorded as Cost of Revenue on our Consolidated Income Statement. As of December 31, 2019 and December 31, 2018, we had accounts payable and accrued liabilities associated with the commercial agreement of $4.3 million and $1.6 million, respectively.

FCC Broadcast Spectrum Program: In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations relinquished any spectrum rights as a result of the auction. Seventeen of our stations (which includes four of our recently acquired stations) have been or will be repacked to new channels.

To date, the repacking has not had any material effect on the geographic areas or populations served by our repacked full-power stations’ over-the-air signals, and we do not expect our remaining stations undergoing repacking to experience any such effect. If the repacking did have such an effect, our television stations moving channels could have smaller service areas and/or experience additional interference.

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

The repacking process is scheduled to occur over a 39-month period, divided into ten phases ending mid-year 2020. Our full power stations have been assigned to phases two through nine, and a majority of our capital expenditures in connection with the repack occurred in 2018 and 2019. To date, we have incurred approximately $35.6 million in capital expenditures for the spectrum repack project (of which $18.0 million was paid during 2019). We have received FCC reimbursements of approximately $24.4 million through December 31, 2019. The reimbursements were recorded as a contra operating expense within our Spectrum repacking reimbursements and other, net line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

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

Reduction in Force Programs: During the third quarter of 2018, we initiated reduction in force programs at our corporate headquarters and our DMS business unit, which resulted in a total severance charge of $7.3 million which was recorded within the Cost of revenues, Business units - Selling, general and administrative, and Corporate - General and administrative costs within the Statement of Income. The corporate headquarters reductions were part of our ongoing consolidations of our corporate structure following our strategic transformation into a pure-play broadcast company. The reduction in force at our DMS unit is a result of a rebranding of our service offerings and unification of our sales strategy to better serve our customers. A majority of the employees impacted by these reductions received lump sum severance payments. As of the end of 2019, substantially all severance payments have been made to the impacted employees.

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

CareerBuilder Sale

On July 31, 2017, we sold our majority ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax net cash proceeds from the sale was $198.3 million. As part of the agreement, we remain an ongoing partner in CareerBuilder, retaining an approximately 17% interest (or approximately 10% on a fully-diluted basis) and two seats on CareerBuilder’s 10 person board. Following the sale, CareerBuilder is no longer consolidated within our reported operating results. Our remaining ownership interest is being accounted for as an equity method investment. In 2019 and 2018, we recorded equity income from our remaining interest in CareerBuilder of $0.5 million and $14.2 million, respectively.

Financial Statement Presentation

As a result of the 2017 Cars.com and CareerBuilder transactions, the operating results of our former Digital Segment have been included in discontinued operations in the Consolidated Statements of Income for all periods presented. There was no discontinued operations activity in 2019.

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

The following table presents the financial results of Digital Segment discontinued operations (in thousands):

	2018	2017
Revenues	$—	$647,021
Operating expenses	$—	$923,684
(Loss) income from discontinued operations, before income taxes	$—	$(277,742)
(Benefit) provision for income taxes	$(4,325)	$(44,826)
Income (loss) from discontinued operations, net of tax	$4,325	$(232,916)
Net loss (income) attributable to noncontrolling interests from discontinued operations	$—	$58,698

The financial results reflected above may not represent our former Digital Segment stand-alone operating results, as the results reported within income from discontinued operations, net, include only certain costs that are directly attributable to these businesses and exclude certain corporate overhead costs that were previously allocated for each period.

See Note 10 for earnings per share information on discontinued operations.

In our Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified, but supplemental cash flow information for these business units is presented below. The depreciation, amortization, and significant cash investing items of the former Digital Segment discontinued operations were as follows (in thousands):

2017
Depreciation	$19,569
Amortization of intangible assets	$40,300
Capital expenditures	$37,441

SELECTED FINANCIAL DATA (Unaudited)
(See notes below as well as ‘a’ and ‘b’ on page 79)

In thousands of dollars, except per share amounts		Fiscal Year
	2019	2018	2017	2016	2015
Revenues	$2,299,497	$2,207,282	$1,903,026	$2,004,088	$1,764,822
Operating expenses	1,740,479	1,508,806	1,357,124	1,295,936	1,134,528
Operating income	559,018	698,476	545,902	708,152	630,294
Non-operating (expense) income
Equity income (loss) in unconsolidated investments, net	10,149	13,792	10,402	(3,414)	(2,795)
Interest expense	(205,470)	(192,065)	(210,284)	(231,995)	(273,152)
Other non-operating expenses	11,960	(11,496)	(35,304)	(23,452)	(8,681)
Total	(183,361)	(189,769)	(235,186)	(258,861)	(284,628)
Income before income taxes	375,657	508,707	310,716	449,291	345,666
Provision (Benefit) for income taxes	89,422	107,367	(137,246)	140,171	116,060
Income from continuing operations	$286,235	$401,340	$447,962	$309,120	$229,606
Income from continuing operations per share:
basic	$1.32	$1.86	$2.08	$1.43	$1.02
diluted	$1.31	$1.85	$2.06	$1.41	$1.00
Other selected financial data
Dividends declared per share	$0.28	$0.28	$0.35	$0.56	$0.68
Weighted average number of common shares outstanding
basic	217,138	216,184	215,587	216,358	224,688
diluted	217,977	216,621	217,478	219,681	229,721
Financial position
Long-term debt, excluding current maturities (1)	$4,179,245	$2,944,466	$3,007,047	$4,042,749	$4,169,016
TEGNA Inc. Shareholders’ equity (2)	$1,590,377	$1,340,924	$995,041	$2,271,418	$2,191,971
Total assets (2)	$6,953,976	$5,276,842	$4,962,115	$8,542,725	$8,505,958
Return on equity (3)	19.5%	34.7%	16.8%	19.6%	16.9%

(1)
The decrease in our long-term debt in 2017 was primarily due to payments made using the proceeds from the spin-off of Cars.com and sale of CareerBuilder. The increase in long-term debt in 2019 is due to the $1.5 billion spent on business acquisitions (see Note 2 and Note 6 to the consolidated financial statements for further details).

(2)	The decrease in TEGNA Inc. Shareholders’ equity and total assets in 2017 is due to the spin-off of Cars.com and sale of CareerBuilder.

(3)	Calculated using income from continuing operations plus earnings from discontinued operations.

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

(b)During the periods presented in the Selected Financial Data table presented above, we sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed below. See Note 14 of the consolidated financial statements for further information on the dispositions.

Acquisitions and dispositions occurring during 2019-2015 are shown below:

Acquisitions 2019-2015
Year	Name	Location	Description of Business
2019	WTIC/WCCT, WPMT, WATN/WLMT, WNEP, WOI/KCWI, WZDX, WQAD and KFSM
Hartford-New Haven, CT, Harrisburg-Lancaster-Lebanon-York, PA, Memphis, TN, Wilkes Barre-Scranton, PA, Des Moines-Ames, IA, Huntsville-Decatur-Florence, AL, Davenport, IA and Rock Island-Moline, IL and Ft. Smith-Fayetteville-Springdale-Rogers, AR
Acquired from Nexstar Media Group 11 local television stations in eight markets, including eight Big Four affiliates
	WTHR, WALV, WBNS, and WBNS Radio	Indianapolis, IN and Columbus, OH	Acquired from Dispatch Broadcast Group two television and two radio stations
	KTTU	Tucson, AZ	Television station
	Justice Network and Quest	Atlanta, GA	Acquired from Cooper Media two Multicast channels
	WTOL and KWES	Toledo, OH and Midland-Odessa, TX	Acquired from Gray Television, Inc. two television stations
2018	KFMB-TV, KFMB-D2, KFMB-AM and KFMB-FM	San Diego, CA	Television and radio stations
2015	KGW, WHAS and KMSB	Portland, OR, Louisville, KY and Tucson, AZ	Television stations

Dispositions 2019-2015
Year	Name	Location	Description of Business
2017	Cars.com	Chicago, IL	Digital automotive marketplace
	CareerBuilder	Chicago, IL	Global leader in human capital solutions
2016	Cofactor (ShopLocal)	Chicago, IL	Marketing and database services company
	Sightline Media Group (Sightline)	Springfield, VA	Weekly and monthly periodicals
2015	Gannett Healthcare Group	Hoffman Estates, IL	Provides continuing education, certification test preparation, online recruitment, digital media, publications and related services for nurses and other healthcare professionals
	Gannett Co., Inc.	McLean, VA	Multi-platform news and information company
	Clipper Magazine	Mountville, PA	Advertising and marketing solutions provider
	Mobestream Media	Dallas, TX	Developer of the Key Ring consumer rewards mobile platform
	PointRoll	King of Prussia, PA	Multi-screen digital ad tech and services company

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts	2019 Quarters
	First (1)	Second (2)	Third (3)	Fourth (4)	Total
Revenues	$516,753	$536,932	$551,857	$693,955	$2,299,497
Operating income	132,649	142,812	106,833	176,724	559,018
Net income attributable to TEGNA Inc.	73,979	79,955	48,346	83,955	286,235
Net income per share - diluted	$0.34	$0.37	$0.22	$0.38	$1.31

In thousands of dollars, except per share amounts	2018 Quarters
	First	Second (5)	Third (6)	Fourth (7)	Total
Revenues	$502,090	$524,080	$538,976	$642,136	$2,207,282
Operating income	137,015	154,135	154,284	253,042	698,476
Net income from continuing operations	55,187	92,512	92,826	160,815	401,340
Net income from discontinued operations	—	—	4,325	—	4,325
Net income attributable to TEGNA Inc.	55,187	92,512	97,151	160,815	405,665
Earnings from continuing operations per share - diluted	$0.25	$0.43	$0.43	$0.74	$1.85
Net income per share - diluted	$0.25	$0.43	$0.45	$0.74	$1.87

Except the first quarter of 2018, the quarters presented in the table above include special items affecting operating income:

(1) Special items primarily related to $3.9 million of acquisition-related costs associated with business acquisitions, offset by $7.0 million of gains from the sale of real estate and gain due to reimbursements from the FCC for required spectrum repacking, which totaled $3.1 million ($2.3 million after-tax or $0.01 per share).

(2)
Special items primarily related to $5.2 million of acquisition-related costs associated with business acquisitions and $1.5 million of severance expense, partially offset by $4.3 million of a gain due to reimbursements from the FCC for required spectrum repacking, which totaled $2.4 million ($2.0 million after-tax or $0.01 per share).

(3)
Special items primarily related to $20.0 million of acquisition-related costs associated with business acquisitions and $5.5 million of one-time contract termination and incremental transition costs related to bringing our national sales organization in-house, partially offset by $5.5 million of a gain due to reimbursements from the FCC for required spectrum repacking, which totaled $19.9 million ($16.0 million after-tax or $0.07 per share).

(4)
Special items primarily related to $9.1 million of impairment costs primarily associated with an expected disposition of a business unit, $6.1 million of advisory fees related to activism defense and $1.6 million acquisition-related costs, $4.9 million of severance expense, partially offset by $3.0 million FCC spectrum repacking reimbursements totaled $18.7 million ($14.2 million after-tax or $0.06 per share).

(5)
Special items primarily related to gains from the sale of real estate in Houston and FCC spectrum repacking reimbursements, partially offset by an early release termination payment totaled $6.3 million ($6.3 million after-tax or $0.03 per share).

(6)
Special items primarily related to $7.3 million of severance expense, partially offset by $3.0 million of FCC spectrum repacking reimbursements for a total of $4.3 million ($3.4 million after-tax or $0.02 per share).

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

On September 19, 2019 we completed our acquisition from Nexstar Media Group of 11 local television stations in eight markets (the Nexstar Stations). In addition, on August 8, 2019 we completed our acquisition of Dispatch Broadcast Group’s two top-rated television stations and two radio stations (the Dispatch Stations). On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network and Quest (the Justice and Quest Networks) from Cooper Media. See Note 2 to the consolidated financial statements for additional information on these three acquisitions.

Based on the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the Nexstar Stations, Dispatch Stations and the Justice and Quest Networks from our evaluation of internal control over financial reporting as of December 31, 2019. On a combined basis, the Nexstar Stations, Dispatch Stations and the Justice and Quest Networks constitute approximately 3% of the Company’s total assets (excluding goodwill and other intangibles assets acquired in the acquisitions, which are included in management’s assessment of internal control over financial reporting) and 1% of total liabilities as of December 31, 2019, and contributed approximately 6% of our total revenues for the year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls or in other factors during our fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information captioned “Your Board of Directors,” “The TEGNA Nominees,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” in our 2020 proxy statement is incorporated herein by reference.

David T. Lougee

President and Chief Executive Officer (June 2017-present). Formerly: President, TEGNA Media (July 2007-June 2017). Age 61.

Lynn Beall (Trelstad)

Executive Vice President and COO of Media Operations (June 2017-present). Formerly: Executive Vice President and Chief Operating Officer, TEGNA Media. Age 59.

Victoria D. Harker

Executive Vice President and Chief Financial Officer (June 2015-present). Formerly: Chief Financial Officer (2012-2015), Executive Vice President, Chief Financial Officer and President of Global Business Services, AES Corporation (2006-2012). Age 55.

Akin S. Harrison

Senior Vice President, General Counsel and Secretary (January 2019 - present).  Formerly: Senior Vice President, Associate General Counsel and Secretary (June 2017 - December 2018), Vice President, Associate General Counsel and Secretary (July 2015 - June 2017); Associate General Counsel (August 2011 - June 2015).  Age 47.

ITEM 11. EXECUTIVE COMPENSATION

The information captioned “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END” AND “PROPOSAL 1–ELECTION OF DIRECTORS – Related Transactions” in our 2020 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” in our 2020 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned “Director Nominees” under the heading “2020 Proxy Statement Summary: Snapshot of 2020 Director Nominees” and “Related Transactions” under the heading “PROPOSAL 1 - ELECTION OF DIRECTORS” in our 2020 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned “REPORT OF THE AUDIT COMMITTEE” in our 2020 proxy statement is incorporated herein by reference.

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

(3)Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through July 24, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Tenth Supplemental Indenture, dated as of July 29, 2013, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

4-5	Eleventh Supplemental Indenture, dated as of October 3, 2013, between TEGNA Inc. and U.S. Bank National Association as Trustee.	Incorporated by reference to Exhibit 4-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

4-6	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

4-7	Description of Securities.	Attached.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

Exhibit Number	Exhibit	Location

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Incorporated by reference to Exhibit 10-4-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Incorporated by reference to Exhibit 10-5-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

Exhibit Number	Exhibit	Location

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-8	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-9	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-9-1	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q or the fiscal quarter ended June 30, 2019.

10-10	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-10-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-10-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2018.

10-10-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-7-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-10-4	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-11	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3-3 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-11-1	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-11-2	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2018.

Exhibit Number	Exhibit	Location

10-11-3	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-7-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-11-4	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-12	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-13	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-14	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-14-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-15	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-15-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-15-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-16	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-17	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-18	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-18-1	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-27-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-19	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-19-1	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-28-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-20	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-21	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

Exhibit Number	Exhibit	Location

10-22
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
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-1	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-2
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

10-22-3
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

10-22-4
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

10-22-5
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

10-22-6
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

10-22-7
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
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2017.

10-22-8
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

10-22-9
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
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

Exhibit Number	Exhibit	Location
10-23
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

10-23-1
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

10-23-2
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

10-23-3
Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-24	Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Belo Holdings, Inc. and TEGNA Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-25
Agreement and Plan of Merger, dated as of June 10, 2019, by and among RadiOhio Incorporated, Radio Acquisition Corp., TEGNA Inc., and Michael J. Fiorile, solely in his capacity as Stockholder Representative.
Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-26
Stock Purchase Agreement, dated as of June 10, 2019, by and among VideoIndiana, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.
Incorporated by reference to Exhibit 2-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-27	Stock Purchase Agreement, dated as of June 10, 2019, by and among WBNS TV, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

21	Subsidiaries of TEGNA Inc.	Attached.

23.1	Consent of Independent Registered Public Accounting Firm.	Attached.

23.2	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date file because its Inline XBRL tags are embedded within the Inline XBRL document.	Attached.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.
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
* Asterisks identify management contracts and compensatory plans arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2020	TEGNA Inc. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker,
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 2, 2020	/s/ David T. Lougee
David T. Lougee,
President and Chief Executive Officer
(principal executive officer)
Dated: March 2, 2020	/s/ Victoria D. Harker
Victoria D. Harker,
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: March 2, 2020	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(principal accounting officer)

Dated: March 2, 2020	/s/ Gina Bianchini
Gina Bianchini, Director
Dated: March 2, 2020	/s/ Howard D. Elias
Howard D. Elias, Director, Chairman
Dated: March 2, 2020	/s/ Stuart Epstein
Stuart Epstein, Director
Dated: March 2, 2020	/s/ Lidia Fonseca
Lidia Fonseca, Director
Dated: March 2, 2020	/s/ David T. Lougee
David T. Lougee, Director
Dated: March 2, 2020	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: March 2, 2020	/s/ Henry W. McGee
Henry W. McGee, Director
Dated: March 2, 2020	/s/ Susan Ness
Susan Ness, Director
Dated: March 2, 2020	/s/ Bruce P. Nolop
Bruce P. Nolop, Director
Dated: March 2, 2020	(1)
Karen Grimes, Director
Dated: March 2, 2020	/s/ Neal Shapiro
Neal Shapiro, Director
Dated: March 2, 2020	/s/ Melinda C. Witmer
Melinda C. Witmer, Director

(1) Ms. Grimes was appointed to our Board on February 19, 2020 and accordingly did not sign the 2019 Form 10-K.

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2019 Form 10-K.
ADJUSTED EBITDA – Net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income in unconsolidated investments, net, (4) other non-operating items, net, (5) severance expense, (6) acquisition-related costs, (7) advisory fees related to activism defense, (8) spectrum repacking reimbursements and other, net, (9) depreciation and (10) amortization.
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
DIVIDEND – A payment we make to our shareholders from a portion of our earnings.
EARNINGS PER SHARE (basic) – Our earnings divided by the average number of shares outstanding for the period.
EARNINGS PER SHARE (diluted) - Our earnings divided by the average number of shares outstanding for the period, giving effect to assumed dilution from outstanding performance share awards and restricted stock units.
EQUITY EARNINGS FROM INVESTMENTS – For those investments in which we have the ability to exercise significant influence, but do not have control, an income or loss entry is recorded in the Consolidated Statements of Income representing our ownership share of the operating results of the investee company.
FREE CASH FLOW – Is calculated as Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) non-cash 401(k) company match, (3) syndicated programming amortization, (4) pension reimbursements, (5) dividends received from equity method investments and (6) reimbursements from spectrum repacking. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment.
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
STATEMENT OF COMPREHENSIVE INCOME – A financial statement that reflects our changes in equity (net assets) from transactions and other events from non-owner sources. Comprehensive income comprises net income and other items reported directly in shareholders’ equity, principally funded status of postretirement plans and the foreign currency translation adjustment.
STATEMENT OF EQUITY – A financial statement that reflects changes in our common stock, retained earnings and other equity accounts.
STATEMENT OF INCOME – A financial statement that reflects our profit by measuring revenues and expenses.
STOCK-BASED COMPENSATION – The payment to employees for services received with equity instruments such as restricted stock units and performance share awards.
VARIABLE INTEREST ENTITY (VIE) – A variable interest entity is an entity that lacks equity investors or whose equity investors do not have a controlling interest in the entity through their equity investments.