Form 10-Q
period 2020-03-31
TEGNA INC
filed 2020-05-11
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 30, 2020 was 218,530,133.

INDEX TO TEGNA INC.
March 31, 2020 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Mar. 31, 2020	Dec. 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$35,059	$29,404
Accounts receivable, net of allowances of $5,810 and $3,723, respectively	541,324	581,765
Other receivables	16,316	19,640
Syndicated programming rights	34,683	49,616
Prepaid expenses and other current assets	19,501	26,899
Total current assets	646,883	707,324
Property and equipment
Cost	1,014,934	997,736
Less accumulated depreciation	(529,476)	(512,015)
Net property and equipment	485,458	485,721
Intangible and other assets
Goodwill	2,967,383	2,950,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $184,669 and $168,452, respectively	2,538,687	2,561,614
Right-of-use assets for operating leases	104,611	103,461
Investments and other assets	151,083	145,269
Total intangible and other assets	5,761,764	5,760,931
Total assets	$6,894,105	$6,953,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Mar. 31, 2020	Dec. 31, 2019

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$54,473	$51,894
Accrued liabilities
Compensation	33,389	63,876
Interest	34,525	46,013
Contracts payable for programming rights	122,045	119,872
Other	69,679	60,983
Dividends payable	—	15,188
Income taxes payable	9,399	3,332
Total current liabilities	323,510	361,158
Noncurrent liabilities
Income taxes	7,016	7,490
Deferred income tax liability	527,057	515,621
Long-term debt	4,071,897	4,179,245
Pension liabilities	121,947	127,146
Operating lease liabilities	106,319	105,902
Other noncurrent liabilities	64,010	67,037
Total noncurrent liabilities	4,898,246	5,002,441
Total liabilities	5,221,756	5,363,599

Redeemable noncontrolling interest	14,093	—

Commitments and contingent liabilities (see Note 11)

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	152,106	247,497
Retained earnings	6,725,911	6,655,088
Accumulated other comprehensive loss	(141,175)	(142,597)
Less treasury stock at cost, 106,066,299 shares and 106,955,082 shares, respectively	(5,403,005)	(5,494,030)
Total equity	1,658,256	1,590,377
Total liabilities, redeemable noncontrolling interest and equity	$6,894,105	$6,953,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Mar. 31,
	2020	2019

Revenues	$684,189	$516,753

Operating expenses:
Cost of revenues[1]	369,368	281,311
Business units - Selling, general and administrative expenses	92,968	71,465
Corporate - General and administrative expenses	21,714	14,735
Depreciation	16,900	14,917
Amortization of intangible assets	16,216	8,689
Spectrum repacking reimbursements and other, net	(7,515)	(7,013)
Total	509,651	384,104
Operating income	174,538	132,649

Non-operating income (expense):
Equity income in unconsolidated investments, net	9,015	12,028
Interest expense	(56,960)	(46,385)
Other non-operating items, net	(19,270)	(1,539)
Total	(67,215)	(35,896)

Income before income taxes	107,323	96,753
Provision for income taxes	21,125	22,774
Net Income	86,198	73,979
Net loss attributable to redeemable noncontrolling interest	110	—
Net income attributable to TEGNA Inc.	$86,308	$73,979

Net income per share – basic	$0.40	$0.34
Net income per share – diluted	$0.39	$0.34

Weighted average number of common shares outstanding:
Basic shares	218,277	216,709
Diluted shares	218,863	217,202

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2020	2019

Net income	$86,198	$73,979
Other comprehensive income, before tax:
Foreign currency translation adjustments	402	14
Recognition of previously deferred post-retirement benefit plan costs	1,498	1,425
Other comprehensive income, before tax	1,900	1,439
Income tax effect related to components of other comprehensive income	(478)	(360)
Other comprehensive income, net of tax	1,422	1,079
Comprehensive income	87,620	75,058
Comprehensive loss attributable to redeemable noncontrolling interest	110	—
Comprehensive income attributable to TEGNA Inc.	$87,730	$75,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2020	2019

Cash flows from operating activities:
Net income	$86,198	$73,979
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	33,116	23,606
Stock-based compensation	(757)	4,433
Company stock 401(k) contribution	5,138	—
Gains on sales of assets	—	(2,880)
Equity loss (income) from unconsolidated investments, net	(9,015)	(12,028)
Pension contributions, net of expense	(3,642)	(242)
Change in other assets and liabilities, net	66,326	(38,459)
Net cash flow from operating activities	177,364	48,409
Cash flows from investing activities:
Purchase of property and equipment	(13,264)	(24,810)
Reimbursements from spectrum repacking	7,515	4,134
Payments for acquisitions of businesses and other assets, net of cash acquired	(15,000)	(108,872)
Payments for investments	(509)	(1,171)
Proceeds from investments	695	618
Proceeds from sale of assets and businesses	5,000	20,064
Net cash flow used for investing activities	(15,563)	(110,037)
Cash flows from financing activities:
Payments under revolving credit facilities, net	(118,000)	(30,000)
Proceeds from borrowings	1,000,000	—
Debt repayments	(985,000)	(25,000)
Payments for debt issuance costs and early redemption fee	(27,603)	—
Proceeds from sale of minority ownership interest in Premion	14,000	—
Dividends paid	(30,470)	(15,078)
Other, net	(9,073)	(338)
Net cash flow used for financing activities	(156,146)	(70,416)
Increase (decrease) in cash	5,655	(132,044)
Balance of cash, beginning of period	29,404	135,862
Balance of cash, end of period	$35,059	$3,818

Supplemental cash flow information:
Cash paid (received) for income taxes, net of refunds	$793	$(397)
Cash paid for interest	$66,240	$27,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2019	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net Income attributable to TEGNA Inc.			86,308			86,308
Other comprehensive income, net of tax				1,422		1,422
Total comprehensive income						87,730
Dividends declared: $0.07 per share			(15,282)			(15,282)
Company stock 401(k) contribution		(17,831)			22,969	5,138
Stock-based awards activity		(77,129)			68,056	(9,073)
Stock-based compensation		(757)				(757)
Adjustment of redeemable noncontrolling interest to redemption value			(203)			(203)
Other activity		326				326
Balance at Mar. 31, 2020	$324,419	$152,106	$6,725,911	$(141,175)	$(5,403,005)	$1,658,256

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2018	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$1,340,924
Net Income attributable to TEGNA Inc.			73,979			73,979
Other comprehensive income, net of tax				1,079		1,079
Total comprehensive income						75,058
Dividends declared: $0.07 per share			(15,139)			(15,139)
Stock-based awards activity		(43,275)			42,937	(338)
Stock-based compensation		4,433				4,433
Other activity		313				313
Balance at Mar. 31, 2019	$324,419	$262,823	$6,488,352	$(135,432)	$(5,534,911)	$1,405,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Accounting policies

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or TEGNA’s) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States have responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions. Such mitigating measures began negatively impacting our advertising and marketing services (AMS) revenue stream in mid-March as demand for non-political advertising softened. This trend has continued into the second quarter of 2020 as such measures remain largely in place as of this date.

In mid-March, as a result of the expected near-term impact on non-political advertising demand caused by the COVID-19 pandemic, we implemented cost saving measures to reduce operating expenses and discretionary capital expenditures. These measures include implementing temporary furloughs for one week during the second quarter for most personnel, reducing compensation for executives and our board of directors, and reducing non-critical discretionary spending. As is true of most businesses, the ultimate magnitude of the COVID-19 pandemic cannot be reasonably estimated at this time, but we do expect it to have a material adverse effect on our near-term results of operations.

While it is too early to predict the duration of the pandemic or the long term effects on our financial condition, results of operations, and liquidity, we use the best information available in developing significant estimates included in our financial statements. Actual results could differ from these estimates, and these differences resulting from changes in facts and circumstances could be material. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, business combinations, fair value measurements, post-retirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity (loss) income in unconsolidated investments, net” in the Consolidated Statements of Income.

We operate one operating and reportable segment, which primarily consists of our 62 television stations and two radio stations operating in 51 markets, offering high-quality television programming and digital content. Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

Accounting guidance adopted in 2020: In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to the measurement of credit losses on financial instruments. The new guidance changed the way credit losses on accounts receivable are estimated. Under previous GAAP, credit losses on accounts receivable were recognized once it was probable that such losses will occur. Under the new guidance, we are required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of doubtful accounts. We adopted the new guidance on January 1, 2020 using a modified retrospective approach. Due to the short-term nature of our accounts receivable balance, there was no material change to our allowance for doubtful accounts as a result of adopting this new guidance.

In August 2018, the FASB issued new guidance that changed disclosures related to defined benefit pension and other postretirement benefit plans. The guidance removed disclosures that are no longer economically relevant, clarifies certain existing disclosure requirements and added some new disclosures. The most relevant elimination for us is the annual disclosure of the amount of gain/loss and prior service cost/credit amortization expected in the following year. Additions most relevant to us include annually disclosing narrative explanations of the drivers for significant changes in plan obligations or assets, and disclosure for cost of living adjustments for certain participants of our TEGNA retirement plan. We will include the new disclosures in our 2020 Annual Report on Form 10-K and will apply them on a retrospective basis.

In March 2019, the FASB issued new guidance related to the accounting for episodic television series. The most significant aspect of this new guidance that was applicable to us relates to the level at which our capitalized programming assets are monitored for impairment. Under the new guidance these assets are monitored at the film group level which is the lowest level at which independently identifiable cash flows are identifiable. We adopted the new guidance prospectively on January 1, 2020. There was no material impact on our consolidated financial statements and related disclosures as of the adoption date.

Programming assets are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Expense is recognized on a straight line basis which appropriately matches the cost of the programs with the revenues associated with them. We incurred programming expense of $18.2 million and $13.5 million in the first quarter of 2020 and 2019, respectively. Programming expense is included in the “cost of revenue” line item of our Consolidated Statements of Income. As of March 31, 2020 we had $34.7 million of programming assets which will be expensed within the next twelve months.

We evaluate the net realizable value of our program broadcasting contract assets when a triggering event occurs, such as a change in our intended usage, or sustained lower-than-expected ratings for the program. Impairment analyses are performed at the syndicated program level (across all stations that utilize the program). We determine the net realizable value based on a projection of the estimated revenues less projected direct costs associated with the syndicated program (which is classified as Level 3 in the fair value hierarchy). If the future direct costs exceed expected revenues, impairment of the program asset may be required. No impairment charges were recognized in 2020 or 2019.

New accounting guidance not yet adopted: There is currently no pending accounting guidance that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customer’s ability to pay, such as economic growth, unemployment and demand for their products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of March 31, 2020, our allowance for doubtful accounts was $5.8 million as compared to $3.7 million as of December 31, 2019.

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

Revenue earned by these sources in the first quarter of 2020 and 2019 are shown below (amounts in thousands):

	Quarter ended Mar. 31,
	2020	2019

Advertising & Marketing Services	$295,153	$264,402
Subscription	332,802	241,575
Political	47,387	2,704
Other	8,847	8,072
Total revenues	$684,189	$516,753

NOTE 2 – Acquisitions

During 2019, we acquired the television stations listed in the table below, and a summary of each acquisition follows:

Market	Station	Affiliation	Seller
Indianapolis, IN	WTHR	NBC	Dispatch Broadcast Group
Columbus, OH	WBNS	CBS	Dispatch Broadcast Group
Hartford-New Haven, CT	WTIC/WCCT	FOX/CW	Nexstar Media Group
Harrisburg-Lancaster-Lebanon-York, PA	WPMT	FOX	Nexstar Media Group
Memphis, TN	WATN/WLMT	ABC/CW	Nexstar Media Group
Wilkes Barre-Scranton, PA	WNEP	ABC	Nexstar Media Group
Des Moines-Ames, IA	WOI/KCWI	ABC/CW	Nexstar Media Group
Huntsville-Decatur-Florence, AL	WZDX	FOX	Nexstar Media Group
Davenport, IA and Rock Island-Moline, IL	WQAD	ABC	Nexstar Media Group
Ft. Smith-Fayetteville-Springdale-Rogers, AR	KFSM	CBS	Nexstar Media Group
Toledo, OH	WTOL	CBS	Gray Television
Midland-Odessa, TX	KWES	NBC	Gray Television

Nexstar Stations

On September 19, 2019, we completed our acquisition of 11 local television stations in eight markets, including eight Big Four affiliates, from Nexstar Media Group (the Nexstar Stations). These stations were divested by Nexstar Media Group in connection with its acquisition of Tribune Media Company. The purchase price for the Nexstar Stations was $769.9 million which included a base purchase price of $740.0 million and working capital of $29.9 million (approximately $0.8 million was paid in April 2020 after finalization of working capital true-up with the sellers).

Dispatch Stations

On August 8, 2019, we completed the acquisition of Dispatch Broadcast Group’s two top-rated television stations and two radio stations (the Dispatch Stations). The purchase price for the Dispatch Stations was $560.5 million which consisted of a base purchase price of $535.0 million and working capital and cash acquired of $25.5 million.

Justice and Quest Multicast Networks

On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network and Quest from Cooper Media. Cash paid for this acquisition was $77.1 million (which included $4.6 million for working capital).

Gray Stations

On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc. for $109.9 million in cash (which included $4.9 million for working capital paid at closing).

The following table summarizes the current fair values of the assets acquired and liabilities assumed in connection with these acquisitions (in thousands):

	Nexstar Stations	Dispatch Stations	Justice & Quest	Gray Stations	Total

Cash	$—	$2,363	$—	$—	$2,363
Accounts receivable	34,680	26,344	8,501	5,553	75,078
Prepaid and other current assets	3,776	6,092	6,987	987	17,842
Property and equipment	45,186	40,418	361	11,757	97,722
Goodwill	126,928	202,274	23,558	19,405	372,165
FCC licenses	374,269	295,983	—	47,061	717,313
Network affiliation agreements	123,926	60,765	—	14,420	199,111
Retransmission agreements	68,316	33,107	—	12,198	113,621
Other intangible assets	—	—	52,553	—	52,553
Right-of-use assets for operating leases	22,715	362	—	251	23,328
Other noncurrent assets	237	—	5,253	18	5,508
Total assets acquired	$800,033	$667,708	$97,213	$111,650	$1,676,604
Accounts Payable	2,037	954	725	1	3,717
Accrued liabilities	8,122	9,011	4,236	1,494	22,863
Deferred income tax liability	—	97,044	(471)	—	96,573
Operating lease liabilities - noncurrent	20,346	226	—	235	20,807
Other noncurrent liabilities	426	—	2,677	—	3,103
Total liabilities assumed	$30,931	$107,235	$7,167	$1,730	$147,063
Net assets acquired	$769,102	$560,473	$90,046	$109,920	$1,529,541

Less: cash acquired	$—	$(2,363)	$—	$—	$(2,363)
Less: fair value of existing ownership	—	—	(12,995)	—	(12,995)
Cash paid for acquisitions	$769,102	$558,110	$77,051	$109,920	$1,514,183

We accounted for the each of these acquisitions as business combinations, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. The amounts recorded for assets and liabilities related to the Nexstar and Dispatch Stations and Justice and Quest Networks presented above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Assets and liabilities related to the Gray Stations are the final amounts.

During the quarter ended March 31, 2020, we continued to analyze information related to the estimated fair values for certain tangible and intangible assets acquired, liabilities assumed and the amount of goodwill recognized for these acquisitions. As a result, the carrying amounts for certain assets and liabilities were updated. The most significant changes were to retransmission agreement intangible assets, which were reduced by $21.3 million and goodwill, whose carrying amount increased by $16.8 million. As a result of these adjustments, we expect our amortization expense related to intangible assets during fiscal year 2020 to be $68.0 million.

The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date permitted under GAAP. The primary areas which are being assessed relate to the fair value of intangible assets and income taxes.

NOTE 3 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	Mar. 31, 2020		Dec. 31, 2019
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,967,383	$—	$2,950,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,105,332	—	2,090,732	—
Amortizable intangible assets:
Retransmission agreements	235,215	(112,853)	256,533	(105,212)
Network affiliation agreements	309,503	(54,319)	309,496	(48,174)
Other	73,306	(17,497)	73,305	(15,066)
Total indefinite-lived and amortizable intangible assets	$2,723,356	$(184,669)	$2,730,066	$(168,452)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements and brand names from our Justice & Quest acquisition, which are also amortized on a straight-line basis over their useful lives.

Changes in goodwill and amortizable intangible asset values in the first three months of 2020 are a result of the acquisitions discussed in Note 2. Certain of those assets are valued on a preliminary basis as we continue to review underlying assumptions and valuation methodologies utilized to calculate their respective fair values.

Interim impairment assessment

We review our goodwill and intangible assets for impairment at least annually and also when events or changes in circumstances occur that indicate the fair value may be below its carrying amount. As discussed in Note 2, during 2019 we acquired 15 television stations and as such, the indefinite-lived FCC licenses recently acquired have limited headroom as they were recorded at fair value upon acquisition. As a result of the negative effects COVID-19 will have on our expected future AMS revenue and operating cash flows, we assessed whether it was more likely than not that our FCC licenses, including those that were recently acquired, were impaired.

In performing this assessment we analyzed the significant inputs used in the fair value determination of the recently acquired FCC license assets. This included reviewing the impact of potential changes in trends in market revenues and changes in the discount rate on the fair value of our licenses. While the impacts to AMS are expected to be material, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (many of which are outside of management’s control). However, based on currently known information about COVID-19 trends, we generally expect the second quarter of 2020 to be the most significantly impacted this year with sequential improvement throughout the remainder of the fiscal year.

Based on the analysis performed we concluded that none of our FCC licenses were more likely than not impaired as of March 31, 2020. However, a long sustained economic decline resulting from COVID-19 could result in future non-cash impairment charges of our recently acquired FCC licenses, and any related impairment could have a material adverse impact on our results of operations.

NOTE 4 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2020, and December 31, 2019 (in thousands):

	Mar. 31, 2020	Dec. 31, 2019

Cash value life insurance	$50,730	$52,462
Equity method investments	36,646	27,650
Other equity investments	32,420	32,383
Deferred debt issuance costs	10,178	10,921
Other long-term assets	21,109	21,853
Total	$151,083	$145,269

Cash value life insurance: We are the beneficiary of life insurance policies on the lives of certain employees/retirees, which are recorded at their cash surrender value as determined by the insurance carrier. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. Gains and losses on these investments are included in “Other non-operating items, net” within our Consolidated Statement of Income and were not material for all periods presented.

Equity method investments: We hold equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis). In the first quarter of 2020, CareerBuilder sold its employment screening business; our estimated portion on the pre-tax gain of the sale is $12.1 million. Our investment balance was $17.4 million and $7.9 million as of March 31, 2020 and December 31, 2019, respectively.

Other equity investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. No gains or losses were recorded on these investments in the first three months of 2020.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.

NOTE 5 – Income taxes

We generally estimate our annual effective tax rate for the full year and apply that rate to net income before tax in determining the provision for income taxes for interim periods. We record discrete items in each respective interim period as appropriate. However, for the three months ended March 31, 2020, we determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process as a result of the COVID-19 pandemic. As a result, we have recorded the provision for income taxes for the three months ended March 31, 2020 using the actual effective rate for the three months ended March 31, 2020 (the “cut-off” method). The effective tax rate for the three months ended March 31, 2020 was calculated based on an actual effective tax rate plus discrete items.

In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including refundable payroll tax credits, deferral of employer side social security payments, modifications to the net interest deduction limitations, expansions to the use and carryback of net operating losses, and a technical correction to the depreciation method applicable to qualified improvement property under the 2017 Tax Cuts and Jobs Act.  We will benefit from the technical correction for qualified improvement property which allows for immediate deduction of any eligible leasehold improvements placed in service during 2018 and 2019. We will also benefit from the new depreciation method available for qualified improvement property which allows for an immediate retroactive deduction of certain eligible leasehold improvements previously placed in service. As a result, our 2020 tax payments are expected to be reduced by approximately $7 million. There is no change to tax expense or our first quarter effective income tax rate since the changes are payment deferrals only. We will continue to monitor the impact of the CARES Act on our business as conditions change.

NOTE 6 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Mar. 31, 2020	Dec. 31, 2019

Unsecured floating rate term loan due quarterly through June 2020[1]	$10,000	$20,000
Unsecured floating rate term loan due quarterly through September 2020[1]	90,000	105,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	—	310,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	—	650,000
Borrowings under revolving credit agreement expiring August 2024	785,000	903,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	—
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	4,100,000	4,203,000
Debt issuance costs	(34,389)	(26,873)
Unamortized premiums and discounts, net	6,286	3,118
Total long-term debt	$4,071,897	$4,179,245

1 We have the intent and ability to refinance the principal payments due within the next 12 months on a long-term basis through our revolving credit facility. As such, all debt presented in the table above is classified as long-term on our March 31, 2020 Condensed Consolidated Balance Sheet.

On January 9, 2020, we completed a private placement offering of $1.0 billion aggregate principal amount of senior unsecured notes bearing an interest rate of 4.625% which are due in March 2028.

On February 11, 2020 we used the net proceeds from the $1.0 billion senior notes to repay the remaining $310.0 million of unsecured notes bearing fixed rate interest of 5.125%, which were due in July 2020 and $650.0 million of unsecured notes bearing fixed rate interest of 6.375%, which were due in October 2023. We incurred $13.8 million of early redemption fees in relation to the 2023 debt payoff. Additionally, we wrote off $7.9 million of unamortized financing fees and discounts related to the early payoff of the 2020 and 2023 notes. These charges were recorded in the other non-operating items, net line item of the Statement of Income.

As of March 31, 2020, we had unused borrowing capacity of $720.8 million under our $1.51 billion revolving credit facility (which expires August 2024) and we were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe that we will remain compliant with all covenants for the foreseeable future.

NOTE 7 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of March 31, 2020, were $128.7 million, of which $6.8 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs, which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Mar. 31,
	2020	2019

Service cost-benefits earned during the period	$2	$—
Interest cost on benefit obligation	4,858	5,750
Expected return on plan assets	(7,750)	(6,575)
Amortization of prior service (credit) cost	(42)	25
Amortization of actuarial loss	1,600	1,500
(Gains from) expense for company-sponsored retirement plans	$(1,332)	$700

Benefits no longer accrue for substantially all TRP and SERP participants as a result of amendments to the plans in the past years and as such we no longer incur a significant amount of the service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the three months ended March 31, 2020 and 2019, we did not make any cash contributions to the TRP. During the three months ended March 31, 2020 and 2019, we made benefit payments to participants of the SERP of $2.3 million and $0.9 million, respectively. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2020. We expect to make additional cash contributions of $4.4 million to our SERP participants in 2020.
NOTE 8 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Total
Quarters Ended:
Balance at Dec. 31, 2019	$(142,398)	$(199)	$(142,597)
Other comprehensive income before reclassifications	—	301	301
Amounts reclassified from AOCL	1,121	—	1,121
Total other comprehensive income	1,121	301	1,422
Balance at Mar. 31, 2020	$(141,277)	$102	$(141,175)

Balance at Dec. 31, 2018	$(136,893)	$382	$(136,511)
Other comprehensive income before reclassifications	—	10	10
Amounts reclassified from AOCL	1,069	—	1,069
Total other comprehensive income	1,069	10	1,079
Balance at Mar. 31, 2019	$(135,824)	$392	$(135,432)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, and amortization of actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Mar. 31,
	2020	2019

Amortization of prior service credit, net	$(110)	$(125)
Amortization of actuarial loss	1,608	1,550
Total reclassifications, before tax	1,498	1,425
Income tax effect	(377)	(356)
Total reclassifications, net of tax	$1,121	$1,069

NOTE 9 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2020	2019

Net income attributable to TEGNA Inc.	$86,308	$73,979

Weighted average number of common shares outstanding - basic	218,277	216,709
Effect of dilutive securities:
Restricted stock units	284	179
Performance shares	298	256
Stock options	4	58
Weighted average number of common shares outstanding - diluted	218,863	217,202

Net income per share - basic	$0.40	$0.34
Net income per share - diluted	$0.39	$0.34

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance shares.

NOTE 10 – Fair value measurement

We measure and record certain assets and liabilities at fair value in the accompanying condensed consolidated financial statements. U.S. GAAP establishes a hierarchy for those instruments measured at fair value that distinguishes between market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.85 billion at March 31, 2020, and $4.32 billion at December 31, 2019.

NOTE 11 – Other matters

Litigation

In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. On November 13 and December 13, 2018, DOJ and seven broadcasters settled a DOJ complaint alleging the exchange of competitively sensitive information in the broadcast television industry. In June 2019, we and four other broadcasters entered into a substantially identical agreement with DOJ, which was entered by the court on December 3, 2019. The settlement contains no finding of wrongdoing or liability and carries no penalty. It prohibits us and the other settling entities from sharing certain confidential business information, or using such information pertaining to other broadcasters, except under limited circumstances. The settlement also requires the settling parties to make certain enhancements to their antitrust compliance programs, to continue to cooperate with the DOJ’s investigation, and to permit DOJ to verify compliance. We do not expect the costs of compliance to be material.

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

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the Department of Justice in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. The motion to dismiss remains pending before the court. We deny any violation of law, believe that the claims asserted in the Advertising Cases are without merit, and intend to defend ourselves vigorously against them.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

FCC Broadcast Spectrum Program

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations relinquished any spectrum rights as a result of the auction. Seventeen of our stations (which includes four of our recently acquired stations from 2019) have been or will be repacked to new channels.

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

The repacking process is scheduled to occur over a 39-month period, divided into ten phases ending mid-year 2020. Our full power stations are being completed during phases two through ten, and a majority of our capital expenditures in connection with the repack occurred in 2018 and 2019. To date, we have incurred approximately $38.5 million in capital expenditures for the spectrum repack project (of which $2.9 million was paid during the first quarter of 2020). We have received FCC reimbursements of approximately $31.9 million through March 31, 2020. The reimbursements were recorded as a contra operating expense within our “Spectrum repacking reimbursements and other, net” line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

Related Party Transactions

We have an equity and debt investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive where they support our Premion business in acquiring and delivering over-the-top ad impressions. In the first quarter of 2020 and 2019, we incurred expenses of $10.5 million and $6.5 million, respectively, as a result of the commercial agreement with MadHive. As of March 31, 2020 and December 31, 2019 we had accounts payable and accrued liabilities associated with the commercial agreement of $7.5 million and $4.3 million, respectively.

Sale of minority ownership interest in Premion

On March 2, 2020, we sold a minority ownership interest in Premion, LLC (Premion) for $14.0 million to an affiliate of Gray Television (Gray). Gray is reselling Premion services across all of Gray’s 93 television markets. Our TEGNA stations and Gray will each have the right to independently sell Premion in markets where we both operate a local television station. The sale of spot television advertising is not part of this agreement, and Gray and our TEGNA stations will continue to sell spot advertising for our respective stations without any involvement from the other party.

In connection with acquiring a minority interest, Gray has the right to sell its interest to Premion if there is a change in control of TEGNA or if the commercial reselling agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Condensed Consolidated Balance Sheet in the caption “Redeemable noncontrolling interest.” On the date of sale, we recorded a $14.0 million redeemable noncontrolling interest on the Condensed Consolidated Balance Sheet in connection with Gray’s investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative media company that serves the greater good of our communities. Our business includes 62 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, email, social, and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

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

As illustrated in the table below, our business continues to evolve toward growing stable and profitable revenue streams. We expect high margin subscription and political revenues will account for approximately half of our total two-year revenue beginning in 2019/2020, and a larger percentage on a rolling two-year cycle thereafter. In 2020, we expect our combined subscription and political revenues to be more than 50% of our total revenues.

	Two Years Ending Mar. 31,
	2020			2019

Advertising & Marketing Services	50%			54%
Subscription	42%	}	49%	39%	}	45%
Political	7%			6%
Other	1%			1%
Total revenues	100%			100%

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

Recent Developments from COVID-19

During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States have responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions. Such control measures have resulted in cancellation or postponement of sporting events, including the Olympics, and suspension of popular entertainment content production.

Despite a strong start to the year, the wide variety of measures began negatively impacting our AMS revenue stream in mid-March as demand for non-political advertising softened. This trend has continued into the second quarter of 2020 as such measures remain largely in place as of this date. As noted above, the relative percentage of subscription and political revenues has grown over recent years and we expect this trend to continue. These revenue streams are influenced less than AMS when economic conditions change. While the contribution of subscription and political revenues are increasing, AMS revenue still accounts for a significant amount of our total revenue. The impacts to AMS revenues in the near-term are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (many of which are outside of management’s control), including those presented in Item 1A. “Risk Factors” of this Quarterly Report. However, based on currently known information about COVID-19 trends, we generally expect the second quarter of 2020 to be the most significantly impacted this year, with sequential improvement throughout the remainder of the fiscal year.

Our broadcast business has been designated an essential business, and therefore, our stations’ operations are continuing with new safeguards put in place to create a safe work environment for our employees. At most of our television stations, approximately 90-95 percent of the employees are working remotely. We have also adopted new measures based on current Center of Disease Control guidelines to keep our employees safe and healthy. Measures include limiting the number of news and production employees in our stations to only those necessary to put on the newscasts, remote interviews, social distancing, eliminating guests, and telework for all non-news personnel.

As a result of the near-term impact of non-political advertising demand caused by the COVID-19 pandemic, we implemented cost saving measures to reduce operating expenses and capital expenditures. These measures include implementing temporary furloughs for one week during the second quarter for most personnel, reducing compensation for executives and our board of directors, and reducing non-critical discretionary spending. As is true of most businesses, the ultimate magnitude of the COVID-19 pandemic cannot be reasonably estimated at this time, but we do expect it to have a material adverse effect on our near-term results of operations.

We are experiencing a significant increase in ratings and audiences on all of our platforms, highlighting the crucial role our stations play by delivering important local journalism which builds trust and loyalty among our viewers. For example, TEGNA (and its portfolio of stations) has ascended into the top 50 digital properties (not just news) in terms of total audience in the U.S. according to Comscore’s report on Top 50 Multi-Platform Properties for March 2020.

The scope and nature of the COVID-19 impacts continue to evolve each day. For a discussion of mitigating measures being taken by management to navigate through these conditions as well as a discussion of key trends and uncertainties that have affected our business, see the sections that follow under the captions “Consolidated Results from Operations” and “Liquidity, Capital Resources and Cash Flows,” as well as within Part II, Item 1A “Risk Factors.”

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section titled “Results from Operations - Non-GAAP Information” for additional tables presenting information which supplements our financial information provided on a GAAP basis.
During 2019, we acquired multiple local television stations and multicast networks. Specifically, we acquired the Gray stations (January 1, 2019), Justice/Quest multicast networks (June 18, 2019), the Dispatch stations (August 8, 2019) and the Nexstar stations (September 9, 2019). See Note 2 to the condensed consolidated financial statements for further details. The Dispatch and Nexstar stations and multicast networks are collectively referred to as the “2019 Acquisitions” in the discussion that follows. The inclusion of the operating results from these 2019 Acquisitions for the periods subsequent to their acquisition impacts the year-to-year comparability of our consolidated operating results. The Gray stations do not impact the year-to-year comparability as their operating results are included in both the first quarter of 2019 and 2020.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2020	2019	Change

Revenues	$684,189	$516,753	32%

Operating expenses:
Cost of revenues	369,368	281,311	31%
Business units - Selling, general and administrative expenses	92,968	71,465	30%
Corporate - General and administrative expenses	21,714	14,735	47%
Depreciation	16,900	14,917	13%
Amortization of intangible assets	16,216	8,689	87%
Spectrum repacking reimbursements and other, net	(7,515)	(7,013)	7%
Total operating expenses	$509,651	$384,104	33%

Total operating income	$174,538	$132,649	32%

Non-operating expenses	(67,215)	(35,896)	87%
Provision for income taxes	21,125	22,774	(7%)
Net income	86,198	73,979	17%
Net loss attributable to redeemable noncontrolling interest	110	—	***
Net income attributable to TEGNA Inc.	$86,308	$73,979	17%

Net income per share - basic	$0.40	$0.34	18%
Net income per share - diluted	$0.39	$0.34	15%

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

Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter revenues and operating results are stronger than those we report for the first and third quarter. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue from our non-political advertising customers in the even year of a two year election cycle, particularly in the fourth quarter of those years. In addition, in even years, our advertising revenue typically benefits from the Olympics which is carried on NBC, our largest network affiliation (however the summer 2020 Olympics has been postponed to July 2021 due to the COVID-19 pandemic). To a lesser extent, the Super Bowl can influence our advertising results, the degree to which depending on which network broadcasts the event.

As noted above, while we expect the impacts of the COVID-19 pandemic to have a material adverse effect on non-political advertising placements and revenues while containment measures are in place and possibly longer, it is too early to tell with any kind of precision how future declines in non-political advertising revenues, particularly with respect to local AMS advertising, will have on our revenues and operating results in future quarters.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Mar. 31,
	2020	2019	Change

Advertising & Marketing Services	$295,153	$264,402	12%
Subscription	332,802	241,575	38%
Political	47,387	2,704	***
Other	8,847	8,072	10%
Total revenues	$684,189	$516,753	32%

Total revenues increased $167.4 million in the first quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions contributed total revenues of $107.4 million in the first quarter of 2020. Excluding the 2019 Acquisitions, total revenues increased $60.0 million. This increase was due to a $41.1 million in subscription revenue, primarily due to annual rate increases under existing and newly renegotiated retransmission agreements and $39.2 million in political advertising, reflecting increased spending on the upcoming presidential election. This increase was partially offset by a decrease in AMS revenue of $20.7 million, partially impacted by reduced demand in late March due to impacts from the COVID-19 pandemic as well as approximately $6 million reduction in revenue related to the Super Bowl, which aired in February 2020 on Fox, covering less than 6% of TEGNA’s households. By comparison, in 2019, the Super Bowl aired on CBS, covering more than 30% of TEGNA’s households.

Cost of Revenues

Cost of revenues increased $88.1 million in the first quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added cost of revenues of $56.5 million in the first quarter of 2020. Excluding the 2019 Acquisitions, cost of revenues increased $31.6 million. The increase was primarily due to a $27.5 million increase in programming costs, due to the growth in subscription revenues (certain programming costs are linked to such revenues).

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative (SG&A) expenses increased $21.5 million in the first quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added business unit SG&A expenses of $13.4 million in the first quarter of 2020. Excluding the 2019 Acquisitions, SG&A expenses increased $8.1 million primarily due to higher selling costs (due to incremental revenue from political advertising).

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

Corporate general and administrative expenses increased $7.0 million in the first quarter of 2020 compared to the same period in 2019. The increase was primarily due to $7.6 million of advisory fees related to activism defense and $4.6 million of M&A due diligence costs. Partially offsetting this was a decrease of $3.9 million in acquisition-related costs (principally advisory fees) due to the reduction in acquisition activity in 2020. Excluding advisory fees for activism defense, M&A due diligence costs, and acquisition-related costs, corporate expenses were lower by $1.3 million (primarily due to lower stock-based compensation expense).

Depreciation Expense

Depreciation expense increased by $2.0 million in the first quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added depreciation expense of $2.6 million. Excluding the impact of the 2019 Acquisitions, there was no material change in our depreciation expense.

Amortization Expense

Amortization expense increased $7.5 million in the first quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added amortization expense of $8.7 million. Excluding the impact of the 2019 Acquisitions, there was no material change in our amortization expense.

Spectrum Repacking Reimbursements and Other, net

Spectrum repacking reimbursements and other net gains were $7.5 million in the first quarter of 2020 compared to net gains of $7.0 million in the same period in 2019. The 2020 activity primarily consists of $7.5 million of reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking. The 2019 activity reflects $4.1 million of gains due to reimbursements received from the FCC for required spectrum repacking and a $2.9 million gain as a result of the sale of certain real estate.

Operating Income

Our operating income increased $41.9 million in the first quarter of 2020 compared to the same period in 2019. Results from our 2019 Acquisitions added operating income of $26.3 million in the first quarter of 2020. Excluding the 2019 Acquisitions, operating income increased $15.6 million. The increase was driven by the changes in revenue and expenses discussed above, most notably the increase of subscription revenue and high-margin political advertising.

Non-Operating Expenses

Non-operating expenses increased $31.3 million in the first quarter of 2020 compared to the same period in 2019. This increase was partially due to a $13.8 million call premium related to the repayment of our 2023 Senior Notes and acceleration of $7.9 million of previously deferred financing fees associated with the 2023 and 2020 Senior notes in the first quarter of 2020 due to their early repayment. In addition, interest expense increased by $10.6 million driven by higher average outstanding debt used to finance the 2019 Acquisitions partially offset by a lower average interest rate due to the refinancings undertaken in 2019 and 2020. Total average outstanding debt was $4.19 billion for the first quarter of 2020, compared to $2.95 billion in the same period of 2019. The weighted average interest rate on total outstanding debt was 5.27% for the first quarter of 2020, compared to 6.05% in the same period of 2019.

Income Tax Expense

Income tax expense decreased $1.6 million in the first quarter of 2020 compared to the same period in 2019. Our effective income tax rate was 19.7% for the first quarter of 2020, compared to 23.5% for the first quarter of 2019. The income tax expense and tax rate for the first quarter of 2020 are lower than the comparable amounts in 2019 primarily due to the utilization of capital loss carryforwards in connection with certain disposition transactions and the release of the associated valuation allowance.

Net Income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $86.3 million, or $0.39 per diluted share, in the first quarter of 2020 compared to $74.0 million, or $0.34 per diluted share, during the same period in 2019. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the first quarter of 2020 and 2019 were 218.9 million and 217.2 million, respectively.
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

We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of spectrum repacking reimbursements and other, gains related to businesses we account for under the equity method, acquisition-related costs, advisory fees related to activism defense, and certain non-operating expenses related to the early extinguishment of debt and a TEGNA foundation donation. In addition, we have income tax special items associated with deferred tax benefits related to partial capital loss valuation allowance release.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net income (loss) attributable to redeemable noncontrolling interest, (2) interest expense, (3) income taxes, (4) equity income in unconsolidated investments, net, (5) other non-operating items, net, (6) severance expense, (7) M&A due diligence costs, (8) acquisition-related costs, (9) advisory fees related to activism defense, (10) spectrum repacking reimbursements and other, net, (11) depreciation and (12) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property/equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also discuss free cash flow, a non-GAAP performance measure that the Board of Directors uses to review the performance of the business. The most directly comparable GAAP financial measure to free cash flow is Net income from continuing operations. Free cash flow is now calculated as non-GAAP Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) non-cash 401(k) company match, (3) syndicated programming amortization, (4) pension reimbursements, (5) dividends received from equity method investments and (6) reimbursements from spectrum repacking. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of Special Charges Affecting Reported Results

Our results included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Quarter ended March 31, 2020:

•	Spectrum repacking reimbursements and other, net primarily consisting of gains due to reimbursements from the FCC for required spectrum repacking;

•	Advisory fees related to activism defense;

•	M&A due diligence costs we incurred to assist prospective buyers of our company with their due diligence;

•	A gain recognized in our equity income in unconsolidated investments, related to our share of CareerBuilder’s gain on the sale of its employment screening business;

•	Other non-operating items primarily related to costs incurred in connection with the early extinguishment of debt; and

•	Deferred tax benefits related to partial capital loss valuation allowance release.

Quarter ended March 31, 2019:

•	Spectrum repacking reimbursements and other, net consisting of a gain recognized on the sale of real estate and gains due to reimbursements from the FCC for required spectrum repacking;

•	Acquisition-related costs associated with business acquisitions;

•	Gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments; and

•	Other non-operating item related to a charitable donation made to the TEGNA Foundation.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended Mar. 31, 2020	GAAP measure	M&A due diligence costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gain on equity method investment	Other non-operating items	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$21,714	$(4,588)	$(7,639)	$—	$—	$—	$—	$9,487
Spectrum repacking reimbursements and other, net	(7,515)	—	—	7,515	—	—	—	—
Operating expenses	509,651	(4,588)	(7,639)	7,515	—	—	—	504,939
Operating income	174,538	4,588	7,639	(7,515)	—	—	—	179,250
Equity income (loss) in unconsolidated investments, net	9,015	—	—	—	(12,071)	—	—	(3,056)
Other non-operating items, net	(19,270)	—	—	—	—	21,744	—	2,474
Total non-operating expenses	(67,215)	—	—	—	(12,071)	21,744	—	(57,542)
Income before income taxes	107,323	4,588	7,639	(7,515)	(12,071)	21,744	—	121,708
Provision for income taxes	21,125	1,151	1,919	(1,990)	(3,033)	5,463	3,944	28,579
Net income attributable to TEGNA Inc.	86,308	3,437	5,720	(5,525)	(9,038)	16,281	(3,944)	93,239
Net income per share-diluted (a)	$0.39	$0.02	$0.03	$(0.03)	$(0.04)	$0.07	$(0.02)	$0.43

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended Mar. 31, 2019	GAAP measure	Acquisition-related costs	Spectrum repacking reimbursements and other	Gains on equity method investments	Other non-operating item	Non-GAAP measure

Corporate - General and administrative expenses	$14,735	$(3,911)	$—	$—	$—	$10,824
Spectrum repacking reimbursements and other	(7,013)	—	7,013	—	—	—
Operating expenses	384,104	(3,911)	7,013	—	—	387,206
Operating income	132,649	3,911	(7,013)	—	—	129,547
Equity income (loss) in unconsolidated investments, net	12,028	—	—	(13,126)	—	(1,098)
Other non-operating items, net	(1,539)	—	—	—	1,000	(539)
Total non-operating expense	(35,896)	—	—	(13,126)	1,000	(48,022)
Income before income taxes	96,753	3,911	(7,013)	(13,126)	1,000	81,525
Provision for income taxes	22,774	979	(1,758)	(3,169)	251	19,077
Net income attributable to TEGNA Inc.	73,979	2,932	(5,255)	(9,957)	749	62,448
Net income per share-diluted (a)	$0.34	$0.01	$(0.02)	$(0.05)	$—	$0.29

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2020	2019	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$86,308	$73,979	17%
Less: Net loss attributable to redeemable noncontrolling interest	(110)	—	***
Plus: Provision for income taxes	21,125	22,774	(7%)
Plus: Interest expense	56,960	46,385	23%
Less: Equity income in unconsolidated investments, net	(9,015)	(12,028)	(25%)
Plus: Other non-operating items, net	19,270	1,539	***
Operating income (GAAP basis)	174,538	132,649	32%
Plus: M&A due diligence costs	4,588	—	***
Plus: Acquisition-related costs	—	3,911	***
Plus: Advisory fees related to activism defense	7,639	—	***
Less: Spectrum repacking reimbursements and other, net	(7,515)	(7,013)	7%
Adjusted operating income (non-GAAP basis)	179,250	129,547	38%
Plus: Depreciation	16,900	14,917	13%
Plus: Amortization of intangible assets	16,216	8,689	87%
Adjusted EBITDA (non-GAAP basis)	212,366	153,153	39%
Corporate - General and administrative expense (non-GAAP basis)	9,487	10,824	(12%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$221,853	$163,977	35%

*** Not meaningful

First quarter 2020 Adjusted EBITDA margin was 32% without corporate expense or 31% with corporate expense. Our total Adjusted EBITDA increased $59.2 million in the first quarter of 2020 compared to 2019. Our 2019 Acquisitions added Adjusted EBITDA of $37.6 million. Excluding 2019 Acquisitions, Adjusted EBITDA was higher by $21.6 million. This increase was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the expected increase of subscription and high-margin political revenue.

Free Cash Flow Reconciliation

Our free cash flow, a non-GAAP performance measure, was $142.2 million in the first three months of 2020 compared to $109.1 million for the same period in 2019.

Reconciliations from “Net income” to “Free cash flow” follow (in thousands):

	Quarter ended Mar. 31,
	2020	2019	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$86,308	$73,979	17%
Plus: Provision for income taxes	21,125	22,774	(7%)
Plus: Interest expense	56,960	46,385	23%
Plus: M&A due diligence costs	4,588	—	***
Plus: Acquisition-related costs	—	3,911	***
Plus: Depreciation	16,900	14,917	13%
Plus: Amortization	16,216	8,689	87%
(Less) Plus: Stock-based compensation	(757)	4,433	***
Plus: Company stock 401(k) contribution	5,138	—	***
Plus: Syndicated programming amortization	18,175	13,463	35%
Plus: Advisory fees related to activism defense	7,639	—	***
Plus: Cash dividend from equity investments for return on capital	208	—	***
Plus: Cash reimbursements from spectrum repacking	7,515	4,134	82%
Plus: Other non-operating items, net	19,270	1,539	***
Less: Net loss attributable to redeemable noncontrolling interest	(110)	—	***
Less: Income tax (payments) receipts, net of refunds	(793)	397	***
Less: Spectrum repacking reimbursements and other, net	(7,515)	(7,013)	7%
Less: Equity income in unconsolidated investments, net	(9,015)	(12,028)	(25%)
Less: Syndicated programming payments	(17,865)	(13,288)	34%
Less: Pension contributions	(2,309)	(942)	***
Less: Interest payments	(66,240)	(27,412)	***
Less: Purchases of property and equipment	(13,264)	(24,810)	(47%)
Free cash flow (non-GAAP basis)	$142,174	$109,128	30%

*** Not meaningful

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility have been sufficient to fund our capital expenditures, interest expense, dividends, investments in strategic initiatives (including acquisitions) and other operating requirements.

The COVID-19 pandemic has recently had far-reaching material adverse impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. The scope and nature of these impacts continue to evolve each day. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to mitigate the financial impact of the pandemic, and minimize the resultant risks to our company, employees, our shareholders, customers, and the communities in which we serve. Such steps include the following:

•	Suspended the discretionary repayment of short-term borrowings resulting in the build up our cash balance to approximately $153.2 million as of April 30, 2020;

•	Implemented temporary company-wide one-week furlough program of our workforce during the second quarter of 2020;

•
Announced temporary pay reductions of 8% for certain key newsroom personnel, 20% for general managers and corporate senior vice presidents, and 25% for our CEO and Board of Directors in lieu of the one week furlough;

•	Reduced and/or deferred capital expenditures and non-critical operating expenses; and

•	Implemented travel bans and restrictions.

Further, in response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. We believe we will benefit from the CARES Act as a result of lower 2020 tax payments of approximately $7 million from the provisions that allow for (1) immediate deduction of any eligible leasehold improvements placed in service during 2018 and 2019, and (2) temporary relaxation of net interest deduction limitations which will allow us to immediately deduct 2019 interest expense that would other otherwise have been disallowed and carried forward to future periods. We also elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the CARES Act. The deferral is effective from March 27, 2020 through December 31, 2020. We estimate the cash flow benefit of this to be approximately $15 million in 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

In addition, during the second half of 2019 and in January 2020, we closed several strategic actions which significantly increased our financial liquidity in advance of the COVID-19 pandemic. On August 15, 2019, we amended and extended our $1.51 billion revolving credit facility until August 15, 2024. The amendment also increased our permitted total leverage ratio as follows:

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

As of March 31, 2020, we were in compliance with all covenants contained in our debt agreements and credit facility. As of March 31, 2020, our leverage ratio, calculated in accordance with our revolving credit agreement and term loan agreements, was 4.59x, well below the permitted leverage ratio of less than 5.5x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. While we do expect the cash flow we generate to decline in the second quarter on account of the pandemic containment measures in place, we believe that we will remain compliant with all covenants for the foreseeable future.

We often present a different leverage ratio in our investor communications than the one required to be computed by our revolving covenant agreement. The one in our investor communications, which is regularly reviewed by our management and our board of directors, was 4.7x as of March 31, 2020. The primary difference between this computation and the leverage ratio calculated in accordance with our revolving credit agreement is the definition of adjusted EBITDA in the revolving credit agreement version requires additional adjustments to add back non-cash compensation and contractual synergy benefits during periods in the trailing eight quarters that preceded the acquisition.

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

As of March 31, 2020, our total debt was $4.1 billion, cash and cash equivalents totaled $35.1 million, and we had unused borrowing capacity of $720.8 million under our revolving credit facility. As of March 31, 2020, approximately $3.22 billion, or 78%, of our debt has a fixed interest rate. Excluding our ability to repay funds with the revolving credit facility, we have minimal near-term contractual debt maturities due, with $100 million remaining in 2020, and then no maturities due until September 2021 of $350 million.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” in this Report as well as our 2019 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Three months ended Mar. 31,
	2020	2019

Balance of cash and cash equivalents beginning of the period	$29,404	$135,862

Operating activities:
Net income	86,198	73,979
Depreciation, amortization and other non-cash adjustments	28,482	13,131
Pension contributions, net of expense	(3,642)	(242)
Other, net	66,326	(38,459)
Cash flow from operating activities	177,364	48,409
Investing activities:
Payments for acquisitions of businesses and other assets, net of cash acquired	(15,000)	(108,872)
All other investing activities	(563)	(1,165)
Cash flow used for investing activities	(15,563)	(110,037)

Cash flow used for financing activities	(156,146)	(70,416)
Increase (decrease) in cash and cash equivalents	5,655	(132,044)

Balance of cash and cash equivalents end of the period	$35,059	$3,818

Operating Activities - Cash flow from operating activities was $177.4 million for the first quarter of 2020, compared to $48.4 million for the same period in 2019. The $129.0 million net increase in cash flow from operating activities was primarily due to $91.1 million favorable change in working capital driven by accounts payable (prior year included refunds paid to certain Premion customers) and accounts receivable (due to increase in cash collection on AMS). Also contributing to the improvement was an increase in operating income of $41.9 million, in part due to contributions from stations acquired in 2019 and increase in political advertising in the first quarter of 2020. These amounts were partially offset by an increase in interest payments of $38.8 million primarily due to interest payments made in 2020 on unsecured notes issued in the third quarter of 2019.

Investing Activities - Cash flow used for investing activities was $15.6 million for the first quarter of 2020, compared to $110.0 million for the same period in 2019. The decrease was primarily due to a lower amount spent on acquisitions in 2020 as compared to cash used in the acquisition of the Gray Stations for $108.9 million in the first quarter of 2019.

Financing Activities - Cash flow used for financing activities was $156.1 million for the first quarter of 2020, compared to $70.4 million for the same period in 2019. The change was primarily due to debt activity in 2020. Specifically, in 2020 we issued $1.0 billion of unsecured notes, the proceeds of which were used to early redeem $650.0 million of unsecured notes due in October 2023 and $310.0 million due in July 2020. We incurred combined debt issuance and early redemption fees of $27.6 million related to these actions. Additionally, we paid down $118.0 million on our revolving credit facility early in the first quarter of 2020 as compared to $30.0 million in the first quarter of 2019.
Fiscal Year 2020 Guidance Update

As discussed above, the full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain. As a result, on April 20, 2020, we suspended our full year 2020 guidance and 2021 preliminary outlook.

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding business strategies, market potential, future financial performance and other matters, which include, but is not limited to the adverse impacts caused by the COVID-19 pandemic and its effect on our revenues, particularly our non-political advertising revenues. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described within Part II, Item 1A “Risk Factors” in this current report, as well as under Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2019 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2019.

As of March 31, 2020, approximately $3.22 billion of our debt has a fixed interest rate (which represents approximately 78% of our total principal debt obligation). Our remaining debt obligation of $885 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $4.4 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.85 billion as of March 31, 2020 and $4.32 billion as of December 31, 2019.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2020, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2019 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. The information below represents a new risk factor related to the adverse impacts from the COVID-19 pandemic.

The COVID-19 pandemic could continue to materially adversely affect our financial condition, results of operations and cash flows
During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States have responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and restricting travel. Such control measures have resulted in cancellation or postponement of sporting events, including the Olympics, and suspension of popular entertainment content production. The mitigating control measures began negatively impacting our AMS revenue stream in mid-March as demand for non-political advertising softened. This trend has continued into the second quarter of 2020 as such measures remain largely in place as of this date.

The extent of its impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues and whether subsequent waves of the infection happen, its effect on our customers’ demand for our advertising products (as well as their ability to pay us for services provided), the pace at which governmental regulations closing businesses and restricting movement imposed in response to the pandemic are relaxed, the success of large economic stimulus measures passed into law in recent weeks as well as uncertainty regarding all of the foregoing.

While we cannot at this time predict the full impact of the COVID-19 pandemic, it is likely to have a material adverse effect on at least our near-term results of operations and cash flows. In addition, a sustained adverse impact from the COVID-19 pandemic could eventually impact our ability to maintain compliance with covenants under our revolving credit facility in the future further affecting our liquidity and financial condition. In addition, we may experience an increased risk of undetected malicious cyber-security attacks due to our workforce working remotely. We continue to closely monitor the situation, to assess further possible implications to our business and customers, and to take actions in an effort to mitigate adverse consequences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300.0 million of our common stock over three years. During the first quarter of 2020, no shares were repurchased and as of March 31, 2020, approximately $279.1 million remained under this program. As a result of our 2019 Acquisitions, we have suspended share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3-1	Third Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007).

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015).

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015).

3-2	By-laws, as amended through July 24, 2018. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018).

4-1	Fourteenth Supplemental Indenture, dated as of January 9, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.

10-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*

10-2	Form of Executive Officer Performance Share Award Agreement.*

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 11, 2020	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)