Form 10-Q
period 2020-06-30
TEGNA INC
filed 2020-08-10
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 31, 2020 was 218,955,098.

INDEX TO TEGNA INC.
June 30, 2020 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	June 30, 2020	Dec. 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$173,070	$29,404
Accounts receivable, net of allowances of $8,808 and $3,723, respectively	485,211	581,765
Other receivables	14,909	19,640
Syndicated programming rights	18,786	49,616
Prepaid expenses and other current assets	19,081	26,899
Total current assets	711,057	707,324
Property and equipment
Cost	1,025,235	997,736
Less accumulated depreciation	(544,274)	(512,015)
Net property and equipment	480,961	485,721
Intangible and other assets
Goodwill	2,968,655	2,950,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $201,355 and $168,452, respectively	2,518,140	2,561,614
Right-of-use assets for operating leases	101,574	103,461
Investments and other assets	148,031	145,269
Total intangible and other assets	5,736,400	5,760,931
Total assets	$6,928,418	$6,953,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	June 30, 2020	Dec. 31, 2019

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$37,019	$51,894
Accrued liabilities
Compensation	44,909	63,876
Interest	50,464	46,013
Contracts payable for programming rights	101,182	119,872
Other	65,333	60,983
Dividends payable	—	15,188
Income taxes payable	17,631	3,332
Total current liabilities	316,538	361,158
Noncurrent liabilities
Income taxes	7,311	7,490
Deferred income tax liability	523,528	515,621
Long-term debt	4,098,076	4,179,245
Pension liabilities	118,114	127,146
Operating lease liabilities	103,466	105,902
Other noncurrent liabilities	71,705	67,037
Total noncurrent liabilities	4,922,200	5,002,441
Total liabilities	5,238,738	5,363,599

Redeemable noncontrolling interest (see Note 11)	14,373	—

Commitments and contingent liabilities (see Note 11)

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	140,255	247,497
Retained earnings	6,729,896	6,655,088
Accumulated other comprehensive loss	(140,179)	(142,597)
Less treasury stock at cost, 105,661,402 shares and 106,955,082 shares, respectively	(5,379,084)	(5,494,030)
Total equity	1,675,307	1,590,377
Total liabilities, redeemable noncontrolling interest and equity	$6,928,418	$6,953,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenues	$577,627	$536,932	$1,261,816	$1,053,685

Operating expenses:
Cost of revenues[1]	355,367	285,293	724,735	566,604
Business units - Selling, general and administrative expenses	85,008	73,941	177,976	145,406
Corporate - General and administrative expenses	28,312	15,836	50,026	30,571
Depreciation	16,711	14,533	33,611	29,450
Amortization of intangible assets	17,248	8,823	33,464	17,512
Spectrum repacking reimbursements and other, net	(116)	(4,306)	(7,631)	(11,319)
Total	502,530	394,120	1,012,181	778,224
Operating income	75,097	142,812	249,635	275,461

Non-operating income (expense):
Equity income (loss) in unconsolidated investments, net	1,921	(615)	10,936	11,413
Interest expense	(51,877)	(46,327)	(108,837)	(92,712)
Other non-operating items, net	1,039	8,964	(18,231)	7,425
Total	(48,917)	(37,978)	(116,132)	(73,874)

Income before income taxes	26,180	104,834	133,503	201,587
Provision for income taxes	6,607	24,879	27,732	47,653
Net Income	19,573	79,955	105,771	153,934
Net loss attributable to redeemable noncontrolling interest	374	—	484	—
Net income attributable to TEGNA Inc.	$19,947	$79,955	$106,255	$153,934

Net income per share:
Basic	$0.09	$0.37	$0.48	$0.71
Diluted	$0.09	$0.37	$0.48	$0.71

Weighted average number of common shares outstanding:
Basic shares	219,128	217,089	218,703	216,900
Diluted shares	219,426	217,905	219,144	217,555

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income	$19,573	$79,955	$105,771	$153,934
Other comprehensive income, before tax:
Foreign currency translation adjustments	(273)	(471)	130	(457)
Recognition of previously deferred post-retirement benefit plan costs	1,604	1,437	3,102	2,862
Pension lump-sum payment charges	—	686	—	686
Other comprehensive income, before tax	1,331	1,652	3,232	3,091
Income tax effect related to components of other comprehensive income	(335)	(414)	(814)	(774)
Other comprehensive income, net of tax	996	1,238	2,418	2,317
Comprehensive income	20,569	81,193	108,189	156,251
Comprehensive loss attributable to redeemable noncontrolling interest	374	—	484	—
Comprehensive income attributable to TEGNA Inc.	$20,943	$81,193	$108,673	$156,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net income	$105,771	$153,934
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	67,075	46,962
Stock-based compensation	7,568	9,442
Company stock 401(k) contribution	8,566	3,244
Gains on sales of assets	—	(11,725)
Equity loss (income) from unconsolidated investments, net	(10,936)	(11,413)
Pension contributions, net of expense	(5,885)	(3,812)
Change in other assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	91,246	(20,091)
Decrease in accounts payable	(13,821)	(19,535)
Increase (decrease) in interest and taxes payable	32,056	(6,910)
Increase (decrease) in deferred revenue	(1,123)	(1,511)
Change in other assets and liabilities, net	33,025	(21,734)
Net cash flow from operating activities	313,542	116,851
Cash flows from investing activities:
Purchase of property and equipment	(24,308)	(37,684)
Reimbursements from spectrum repacking	9,768	8,439
Payments for acquisitions of businesses and other assets, net of cash acquired	(15,841)	(185,926)
Payments for investments	(704)	(3,553)
Proceeds from investments	5,028	955
Proceeds from sale of assets and businesses	5,000	20,064
Net cash flow used for investing activities	(21,057)	(197,705)
Cash flows from financing activities:
Payments under revolving credit facilities, net	(68,000)	55,000
Proceeds from borrowings	1,000,000	—
Debt repayments	(1,010,000)	(50,000)
Payments for debt issuance costs and early redemption fee	(29,948)	—
Proceeds from sale of minority ownership interest in Premion	14,000	—
Dividends paid	(45,776)	(30,294)
Other, net	(9,095)	(446)
Net cash flow used for financing activities	(148,819)	(25,740)
Increase (decrease) in cash	143,666	(106,594)
Balance of cash, beginning of period	29,404	135,862
Balance of cash, end of period	$173,070	$29,268

Supplemental cash flow information:
Cash paid (received) for income taxes, net of refunds	$465	$55,785
Cash paid for interest	$100,074	$85,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Mar. 31, 2020	$14,093	$324,419	$152,106	$6,725,911	$(141,175)	$(5,403,005)	$1,658,256
Net income (loss)	(374)	—	—	19,947	—	—	19,947
Other comprehensive income, net of tax	—	—	—	—	996	—	996
Total comprehensive income							20,943
Dividends declared: $0.07 per share	—	—	—	(15,308)	—	—	(15,308)
Company stock 401(k) contribution	—	—	(17,888)	—	—	21,316	3,428
Stock-based awards activity	—	—	(2,627)	—	—	2,605	(22)
Stock-based compensation	—	—	8,325	—	—	—	8,325
Accretion of redeemable noncontrolling interest	280	—	—	(280)	—	—	(280)
Adjustment of redeemable noncontrolling interest to redemption value	374	—	—	(374)	—	—	(374)
Other activity	—	—	339	—	—	—	339
Balance at June 30, 2020	$14,373	$324,419	$140,255	$6,729,896	$(140,179)	$(5,379,084)	$1,675,307

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Mar. 31, 2019	$—	$324,419	$262,823	$6,488,352	$(135,432)	$(5,534,911)	$1,405,251
Net income	—	—	—	79,955	—	—	79,955
Other comprehensive income, net of tax	—	—	—	—	1,238	—	1,238
Total comprehensive income							81,193
Dividends declared: $0.07 per share	—	—	—	(15,158)	—	—	(15,158)
Company stock 401(k) contribution	—	—	(7,259)	—	—	10,503	3,244
Stock-based awards activity	—	—	(4,861)	—	—	4,752	(109)
Stock-based compensation	—	—	5,008	—	—	—	5,008
Other activity	—	—	313	—	—	—	313
Balance at June 30, 2019	$—	$324,419	$256,024	$6,553,149	$(134,194)	$(5,519,656)	$1,479,742

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Six Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2019	$—	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net income (loss)	(484)	—	—	106,255	—	—	106,255
Other comprehensive income, net of tax	—	—	—	—	2,418	—	2,418
Total comprehensive income							108,673
Dividends declared: $0.14 per share	—	—	—	(30,590)	—	—	(30,590)
Company stock 401(k) contribution	—	—	(35,719)	—	—	44,285	8,566
Stock-based awards activity	—	—	(79,756)	—	—	70,661	(9,095)
Stock-based compensation	—	—	7,568	—	—	—	7,568
Sale of minority ownership interest in Premion	14,000	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	373	—	—	(373)	—	—	(373)
Adjustment of redeemable noncontrolling interest to redemption value	484	—	—	(484)	—	—	(484)
Other activity	—	—	665	—	—	—	665
Balance at June 30, 2020	$14,373	$324,419	$140,255	$6,729,896	$(140,179)	$(5,379,084)	$1,675,307

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2018	$—	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$1,340,924
Net income	—	—	—	153,934	—	—	153,934
Other comprehensive income, net of tax	—	—	—	—	2,317	—	2,317
Total comprehensive income							156,251
Dividends declared: $0.14 per share	—	—	—	(30,297)	—	—	(30,297)
Company stock 401(k) contribution	—	—	(7,259)	—	—	10,503	3,244
Stock-based awards activity	—	—	(48,136)	—	—	47,689	(447)
Stock-based compensation	—	—	9,442	—	—	—	9,442
Other activity	—	—	625	—	—	—	625
Balance at June 30, 2019	$—	$324,419	$256,024	$6,553,149	$(134,194)	$(5,519,656)	$1,479,742
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

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions in an effort to slow the spread of the virus. Such mitigating measures began negatively impacting our advertising and marketing services (AMS) revenue stream in mid-March as demand for non-political advertising softened. This trend has continued in the second quarter of 2020 as such measures either remain largely in place or were being slowly relaxed as certain state and local governments have begun to implement multi-step policies towards re-opening and lifting the control measures. Demand improved for advertising during May and June as steps toward re-opening were implemented. However, some of the states which re-opened (particularly in the southern United States) also experienced increases in new COVID-19 cases late in the second quarter and early in the third quarter, forcing some to reinstate control measures and restrict public gatherings.

Beginning in mid-March, as a result of the expected near-term impact on non-political advertising demand caused by the COVID-19 pandemic, we implemented cost saving measures to reduce operating expenses and discretionary capital expenditures. These measures included implementing temporary furloughs for one week during the second quarter for most personnel, reducing compensation for executives and our board of directors, and reducing non-critical discretionary spending. As is true of most businesses, the ultimate magnitude of the COVID-19 pandemic cannot be reasonably estimated at this time, but we do expect it to have a material adverse effect on our near-term results of operations.

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

We operate one operating and reportable segment, which primarily consists of our 63 television stations and two radio stations operating in 51 markets, offering high-quality television programming and digital content. Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

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

Programming assets are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Expense is recognized on a straight line basis which appropriately matches the cost of the programs with the revenues associated with them. During the first six months of 2020 and 2019 we incurred programming expense of $36.0 million and $27.0 million and in the second quarter of 2020 and 2019, we incurred programming expense of $17.8 million and $13.5 million, respectively. Programming expense is included in the “Cost of revenues” line item of our Consolidated Statements of Income. As of June 30, 2020 $18.8 million of programming assets had been recorded which will be expensed within the next twelve months.

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

There is currently no other pending accounting guidance that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth, unemployment and demand for our products and services, including the impacts of the COVID-19 pandemic on these trends. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of June 30, 2020, our allowance for doubtful accounts was $8.8 million as compared to $3.7 million as of December 31, 2019.

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

Revenue earned by these sources in the second quarter and first six months of 2020 and 2019 are shown below (amounts in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Advertising & Marketing Services	$229,083	$289,569	$524,236	$553,971
Subscription	323,475	236,162	656,277	477,737
Political	17,544	3,229	64,931	5,933
Other	7,525	7,972	16,372	16,044
Total revenues	$577,627	$536,932	$1,261,816	$1,053,685

NOTE 2 – Acquisitions

During 2019, we acquired the television stations listed in the table below, and a summary of each acquisition follows:

Market	Station	Affiliation	Seller
Indianapolis, IN	WTHR	NBC	Dispatch Broadcast Group
Columbus, OH	WBNS	CBS	Dispatch Broadcast Group
Hartford-New Haven, CT	WTIC/WCCT	FOX/CW	Nexstar Media Group
Harrisburg-Lancaster-Lebanon-York, PA	WPMT	FOX	Nexstar Media Group
Memphis, TN	WATN/WLMT	ABC/CW	Nexstar Media Group
Wilkes Barre-Scranton, PA	WNEP	ABC	Nexstar Media Group
Des Moines-Ames, IA	WOI/KCWI	ABC/CW	Nexstar Media Group
Huntsville-Decatur-Florence, AL	WZDX	FOX	Nexstar Media Group
Davenport, IA and Rock Island-Moline, IL	WQAD	ABC	Nexstar Media Group
Ft. Smith-Fayetteville-Springdale-Rogers, AR	KFSM	CBS	Nexstar Media Group
Toledo, OH	WTOL	CBS	Gray Television
Midland-Odessa, TX	KWES	NBC	Gray Television

Nexstar Stations

On September 19, 2019, we completed our acquisition of 11 local television stations in eight markets, including eight Big Four affiliates, from Nexstar Media Group (the Nexstar Stations). These stations were divested by Nexstar Media Group in connection with its acquisition of Tribune Media Company. The purchase price for the Nexstar Stations was $769.9 million which included a base purchase price of $740.0 million and working capital of $29.9 million (approximately $0.8 million was paid in April 2020 after finalization of the working capital true-up with the seller).

Dispatch Stations

On August 8, 2019, we completed the acquisition of Dispatch Broadcast Group’s two top-rated television stations and two radio stations (the Dispatch Stations). The purchase price for the Dispatch Stations was $560.5 million which consisted of a base purchase price of $535.0 million and working capital and cash acquired of $25.5 million.

Justice and Quest Multicast Networks

On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network (recently rebranded as True Crime Network) and Quest from Cooper Media. Cash paid for this acquisition was $77.1 million (which included $4.6 million for working capital).

Gray Stations

On January 2, 2019, we completed our acquisition of WTOL and KWES from Gray Television, Inc. for $109.9 million in cash (which included $4.9 million for working capital paid at closing).

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with these acquisitions (in thousands):

	Nexstar Stations	Dispatch Stations	Justice & Quest	Gray Stations	Total

Cash	$—	$2,363	$—	$—	$2,363
Accounts receivable	34,680	26,344	8,501	5,553	75,078
Prepaid and other current assets	3,776	6,092	6,987	987	17,842
Property and equipment	45,186	40,418	361	11,757	97,722
Goodwill	128,191	202,274	23,567	19,405	373,437
FCC licenses	374,269	295,983	—	47,061	717,313
Network affiliation agreements	123,926	60,765	—	14,420	199,111
Retransmission agreements	68,316	33,107	—	12,198	113,621
Other intangible assets	—	—	52,553	—	52,553
Right-of-use assets for operating leases	22,715	362	—	251	23,328
Other noncurrent assets	237	—	5,253	18	5,508
Total assets acquired	$801,296	$667,708	$97,222	$111,650	$1,677,876
Accounts Payable	2,037	954	725	1	3,717
Accrued liabilities	8,544	9,011	4,236	1,494	23,285
Deferred income tax liability	—	97,044	(462)	—	96,582
Operating lease liabilities - noncurrent	20,346	226	—	235	20,807
Other noncurrent liabilities	426	—	2,677	—	3,103
Total liabilities assumed	$31,353	$107,235	$7,176	$1,730	$147,494
Net assets acquired	$769,943	$560,473	$90,046	$109,920	$1,530,382

Less: cash acquired	$—	$(2,363)	$—	$—	$(2,363)
Less: fair value of existing ownership	—	—	(12,995)	—	(12,995)
Cash paid for acquisitions	$769,943	$558,110	$77,051	$109,920	$1,515,024

We accounted for the each of these acquisitions as business combinations, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. The amounts recorded for assets and liabilities related to the Dispatch and Nexstar Stations presented above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Assets and liabilities related to the Gray Stations and Justice & Quest are the final amounts.

During 2020, we continued to analyze information related to the estimated fair values for certain tangible and intangible assets acquired, liabilities assumed and the amount of goodwill recognized for these acquisitions. As a result, the carrying amounts for certain assets and liabilities were updated. The most significant changes were to retransmission agreement intangible assets, which were reduced by $21.3 million and goodwill, the carrying amount increased by $18.1 million. As a result of these adjustments, we expect our amortization expense related to intangible assets during fiscal year 2020 to be appropriately $68.0 million.

The final determination of the fair values of certain Dispatch and Nexstar Station balances will be completed within the measurement period of up to one year from the acquisition date permitted under GAAP. The primary areas still being assessed are intangible asset valuation and income taxes.

NOTE 3 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		Dec. 31, 2019
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,968,655	$—	$2,950,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,104,167	—	2,090,732	—
Amortizable intangible assets:
Retransmission agreements	235,215	(121,544)	256,533	(105,212)
Network affiliation agreements	309,503	(60,444)	309,496	(48,174)
Other	70,610	(19,367)	73,305	(15,066)
Total indefinite-lived and amortizable intangible assets	$2,719,495	$(201,355)	$2,730,066	$(168,452)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements and brand names from our Justice & Quest acquisition, which are also amortized on a straight-line basis over their useful lives.

In the second quarter of 2020, we recognized a $2.1 million impairment charge in connection with eliminating the use of the Justice Network brand name and re-establishing the business under a new brand name. The impairment was recorded in the “Spectrum repacking reimbursements and other, net” line item of the Consolidated Statements of Income.

Interim impairment assessment

We review our goodwill and intangible assets for impairment at least annually and also when events or changes in circumstances occur that indicate the fair value may be below its carrying amount. As discussed in Note 2, during 2019 we acquired 15 television stations and as such, the indefinite-lived FCC licenses recently acquired have limited headroom as they were recorded at fair value upon acquisition. As a result of the negative effects we expect COVID-19 to have on our future AMS revenue and operating cash flows, we assessed whether it was more likely than not that our FCC licenses, including those that were recently acquired, were impaired.

In performing this assessment, we analyzed the significant inputs used in the fair value determination of the recently acquired FCC license assets. This included reviewing the impact of estimated changes in trends in market revenues and changes in the discount rate on the fair value of our licenses. Based on the analysis performed we concluded that none of our FCC licenses were more likely than not impaired as of June 30, 2020. However, a sustained economic decline resulting from COVID-19 could result in future non-cash impairment charges of our recently acquired FCC licenses, and any related impairment could have a material adverse impact on our results of operations.

NOTE 4 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020	Dec. 31, 2019

Cash value life insurance	$51,797	$52,462
Equity method investments	35,084	27,650
Other equity investments	28,124	32,383
Deferred debt issuance costs	11,180	10,921
Other long-term assets	21,846	21,853
Total	$148,031	$145,269

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

Equity method investments: We hold equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis). In the first quarter of 2020, CareerBuilder sold its employment screening business; our portion on the pre-tax gain of the sale was $18.6 million, and is recorded within “Equity income (loss) in unconsolidated investments, net” on our Consolidated Statement of Income. Our investment balance was $15.8 million and $7.9 million as of June 30, 2020 and December 31, 2019, respectively.

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In the second quarter of 2020, we sold one of these investments for $4.3 million. This investment had previously been recorded at estimated fair value. No gains or losses were recorded on these investments in the first six months of 2020.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.

NOTE 5 - Income taxes
We generally estimate our annual effective tax rate for the full year and apply that rate to net income before tax in determining the provision for income taxes for interim periods. We record discrete items in each respective interim period as appropriate. However, for the three months ended March 31, 2020, we determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process as a result of the COVID-19 pandemic. As a result, we recorded the provision for income taxes for the three months ended March 31, 2020 using the actual effective rate plus discrete items for the three months ended March 31, 2020 (the “cut-off” method). We recorded the provision for income taxes for the six months ended June 30, 2020 using the annual rate method, consistent with our general practice.

In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including refundable payroll tax credits, deferral of employer social security payments, modifications to the net interest deduction limitations, expansions to the use and carryback of net operating losses, and a technical correction to the depreciation method applicable to qualified improvement property under the 2017 Tax Cuts and Jobs Act.  We will benefit from the technical correction for qualified improvement property which allows for an immediate deduction of any eligible leasehold improvements placed in service during 2018 and 2019. We will also benefit from the new depreciation method available for qualified improvement property which allows for an immediate retroactive deduction of certain eligible leasehold improvements previously placed in service. As a result, our 2020 tax payments are expected to be reduced by approximately $7 million. There is no change to our tax expense or our effective income tax rate since the changes are payment deferrals only. We will continue to monitor the impact of the CARES Act on our business as conditions change.
Due to guidance from the U.S. Department of the Treasury and the Internal Revenue Service, certain federal income tax payments due before July 15, 2020, were deferred to July 15, 2020. As a result, we made no federal income tax payments during the six months ended June 30, 2020. We estimate making federal income tax payments of $33 million in the third quarter.

NOTE 6 – Long-term debt
Our long-term debt is summarized below (in thousands):

	June 30, 2020	Dec. 31, 2019

Unsecured floating rate term loan due quarterly through June 2020	$—	$20,000
Unsecured floating rate term loan due quarterly through September 2020[1]	75,000	105,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	—	310,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	—	650,000
Borrowings under revolving credit agreement expiring August 2024	835,000	903,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	—
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	4,125,000	4,203,000
Debt issuance costs	(33,253)	(26,873)
Unamortized premiums and discounts, net	6,329	3,118
Total long-term debt	$4,098,076	$4,179,245

1 We have the intent and ability to refinance the principal payments due within the next 12 months on a long-term basis through our revolving credit facility. As such, all debt presented in the table above is classified as long-term on our June 30, 2020 Condensed Consolidated Balance Sheet.

On January 9, 2020, we completed a private placement offering of $1.0 billion aggregate principal amount of senior unsecured notes bearing an interest rate of 4.625% which are due in March 2028.

On February 11, 2020 we used the net proceeds from the $1.0 billion senior notes to repay the remaining $310.0 million of unsecured notes bearing fixed rate interest of 5.125%, which were due in July 2020 and $650.0 million of unsecured notes bearing fixed rate interest of 6.375%, which were due in October 2023. We incurred $13.8 million of early redemption fees in relation to the 2023 debt payoff. Additionally, we wrote off $7.9 million of unamortized financing fees and discounts related to the early payoff of the 2020 and 2023 notes. These charges were recorded in the other non-operating items, net line item of the Consolidated Statement of Income.

Given the unpredictability of market conditions during the pandemic, we amended our revolving credit facility on June 11, 2020 to extend the initial step-down of the maximum permitted total leverage ratio (from 5.50 to 1.00 to 5.25 to 1.00) until the fiscal quarter ending March 31, 2022, with additional step downs continuing thereafter. The maximum permitted total leverage ratios under our revolving credit facility are now as follows:

Period	Leverage Ratio
Fiscal quarter ending September 30, 2020 through and including fiscal quarter ending December 31, 2021	5.50 to 1.00
Fiscal quarter ending March 31, 2022	5.25 to 1.00
Fiscal quarter ending June 30, 2022	5.00 to 1.00
Fiscal quarter ending September 30, 2022	4.75 to 1.00
Thereafter	4.50 to 1.00

As of June 30, 2020, cash and cash equivalents totaled $173.1 million and we had unused borrowing capacity of $653.8 million under our $1.51 billion revolving credit facility (which expires August 2024). We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe that we will remain compliant with all covenants for the foreseeable future.

NOTE 7 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of June 30, 2020, were $124.9 million, of which $6.8 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs, which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Service cost-benefits earned during the period	$2	$—	$4	$—
Interest cost on benefit obligation	4,879	5,773	9,737	11,523
Expected return on plan assets	(7,779)	(6,585)	(15,529)	(13,160)
Amortization of prior service cost	87	20	45	45
Amortization of actuarial loss	1,481	1,541	3,081	3,041
Pension payment timing related charge	—	686	—	686
(Gains from) expense for company-sponsored retirement plans	$(1,330)	$1,435	$(2,662)	$2,135

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

During the six months ended June 30, 2020 we made no cash contributions to the TRP, and made $0.9 million during the six months ended June 30, 2019. We made benefit payments to participants of the SERP of $3.2 million and $5.0 million, during six months ended June 30, 2020 and 2019, respectively. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2020. We expect to make additional cash contributions of $2.7 million to our SERP participants in 2020.

NOTE 8 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Total
Quarters Ended:
Balance at Mar. 31, 2020	$(141,277)	$102	$(141,175)
Other comprehensive loss before reclassifications	—	(205)	(205)
Amounts reclassified from AOCL	1,201	—	1,201
Total other comprehensive income	1,201	(205)	996
Balance at June 30, 2020	$(140,076)	$(103)	$(140,179)

Balance at Mar. 31, 2019	$(135,824)	$392	$(135,432)
Other comprehensive loss before reclassifications	—	(353)	(353)
Amounts reclassified from AOCL	1,591	—	1,591
Total other comprehensive income	1,591	(353)	1,238
Balance at June 30, 2019	$(134,233)	$39	$(134,194)

	Retirement Plans	Foreign Currency Translation	Total
Six Months Ended:
Balance at Dec. 31, 2019	$(142,398)	$(199)	$(142,597)
Other comprehensive income before reclassifications	—	96	96
Amounts reclassified from AOCL	2,322	—	2,322
Total other comprehensive income	2,322	96	2,418
Balance at June 30, 2020	$(140,076)	$(103)	$(140,179)

Balance at Dec. 31, 2018	$(136,893)	$382	$(136,511)
Other comprehensive income before reclassifications	—	(343)	(343)
Amounts reclassified from AOCL	2,660	—	2,660
Total other comprehensive income	2,660	(343)	2,317
Balance at June 30, 2019	$(134,233)	$39	$(134,194)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, and amortization of actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Amortization of prior service credit, net	$(131)	$(115)	$(240)	$(240)
Amortization of actuarial loss	1,735	1,552	3,342	3,102
Pension payment timing related charges	—	686	—	686
Total reclassifications, before tax	1,604	2,123	3,102	3,548
Income tax effect	(403)	(532)	(780)	(888)
Total reclassifications, net of tax	$1,201	$1,591	$2,322	$2,660

NOTE 9 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net Income	$19,573	$79,955	$105,771	$153,934
Accretion of redeemable noncontrolling interest (see Note 11)	(280)	—	(373)	—
Earnings available to common shareholders	$19,293	$79,955	$105,398	$153,934

Weighted average number of common shares outstanding - basic	219,128	217,089	218,703	216,900
Effect of dilutive securities:
Restricted stock units	25	476	153	327
Performance shares	273	315	286	286
Stock options	—	25	2	42
Weighted average number of common shares outstanding - diluted	219,426	217,905	219,144	217,555

Net income per share - basic	$0.09	$0.37	$0.48	$0.71
Net income per share - diluted	$0.09	$0.37	$0.48	$0.71

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

In the second quarter of 2019 we recognized a $1.6 million gain on one of our investments due to an observable price increase, which represents a Level 2 input. This gain was recorded in the Other non-operating items, net line item in our Consolidated Statements of Income. No other gains or losses were recorded on these investments in the six months ended June 30, 2020 or 2019.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.02 billion at June 30, 2020, and $4.32 billion at December 31, 2019.

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

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the DOJ in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. The motion to dismiss remains pending before the court. We deny any violation of law, believe that the claims asserted in the Advertising Cases are without merit, and intend to defend ourselves vigorously against them.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

FCC Broadcast Spectrum Program

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations relinquished any spectrum rights as a result of the auction. Stations in eighteen of our markets (which include four of our recently acquired stations from 2019 and one station we acquired in 2020 after it had completed its repacking) were repacked to new channels. As of July 3, 2020 - the end of the last official phase of the FCC’s post-auction transition schedule - all of our repacked stations have moved to their new channels, with one station broadcasting on an interim antenna pending the completion of its main post-auction facility; all of our other repacked stations have completed construction on their permanent post-auction facilities.

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

A majority of our capital expenditures in connection with the repack occurred in 2018 and 2019. To date, we have incurred approximately $40.6 million in capital expenditures for the spectrum repack project (of which $4.9 million was paid during the first six months of 2020). We have received FCC reimbursements of approximately $34.1 million through June 30, 2020. The reimbursements were recorded as a contra operating expense within our “Spectrum repacking reimbursements and other, net” line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

Related Party Transactions

We have an equity and debt investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive where they support our Premion business in acquiring and delivering over-the-top ad impressions. In the second quarter and first six months of 2020 and 2019, we incurred expenses of $13.7 million and $9.3 million, respectively, as a result of the commercial agreement with MadHive. As of June 30, 2020 and December 31, 2019 we had accounts payable and accrued liabilities associated with the commercial agreement of $4.2 million and $4.3 million, respectively.

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

In connection with acquiring a minority interest, Gray has the right to sell its interest to Premion if there is a change in control of TEGNA or if the commercial reselling agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Condensed Consolidated Balance Sheet in the caption “Redeemable noncontrolling interest.” On the date of sale, we recorded a $14.0 million redeemable noncontrolling interest on the Condensed Consolidated Balance Sheet in connection with Gray’s investment. When the redemption value or the carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable noncontrolling interest to equal the redemption value with changes recognized as an adjustment to retained earnings. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative media company that serves the greater good of our communities. Our business includes 63 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, email, social, and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

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

As illustrated in the table below, our business continues to evolve toward growing stable and profitable revenue streams. Our high margin subscription and political revenues account for approximately half of our total two-year revenue for the period ending June 30, 2020, and we expect it will account for a larger percentage on a rolling two-year cycle thereafter. In 2020, we expect our combined subscription and political revenues to be more than 50% of our total revenues.

	Two Years Ending June 30,
	2020			2019

Advertising & Marketing Services	48%			53%
Subscription	44%	}	51%	40%	}	46%
Political	7%			6%
Other	1%			1%
Total revenues	100%			100%

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

Recent Developments from COVID-19

During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions in an effort to slow the spread of the virus. Such mitigating measures began negatively impacting our advertising and marketing services (AMS) revenue stream in mid-March as demand for non-political advertising softened. This trend has continued in the second quarter of 2020 as such measures either remain largely in place or were being slowly relaxed as certain state and local governments have begun to implement multi-step policies towards re-opening and lifting the control measures. Demand improved for advertising during May and June as steps toward re-opening were implemented. However, some states which re-opened (particularly in the southern United States) also experienced increases in new COVID-19 cases late in the second quarter and early in the third quarter, forcing some to reinstate control measures and restrict public gatherings.

Despite a strong start to the year, the wide variety of measures began negatively impacting our AMS revenue stream in mid-March as demand for non-political advertising softened. As noted above, the relative percentage of subscription and political revenues has grown over recent years and we expect this trend to continue. Historically, these revenue streams have been influenced less than AMS when economic conditions change, a trend we expect to continue. While the contribution of subscription and political revenues are increasing, AMS revenue still accounts for a significant amount of our total revenue. The impacts to AMS revenues in the near-term have been material. For the second quarter, our AMS revenue was down 21% year-over-year. Advertising demand steadily improved over the second quarter.  The year-over-year decline for June AMS revenue, for example, was 20 percentage points better than the same comparison for April.

The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (many of which are outside of management’s control), including those presented in Item 1A. “Risk Factors” of this Quarterly Report. Based on currently known information about COVID-19 trends and the governmental emphasis on re-opening the economy, we expect on a pro forma basis (assuming the businesses we acquired in mid-2019 were purchased on January 1, 2019), continued improvement in quarterly year-over-year comparisons for total revenues throughout the remainder of the fiscal year.

Our broadcast business has been designated an essential business, and therefore, our stations’ operations are continuing with new safeguards put in place to create a safe work environment for our employees. At most of our television stations, approximately 90-95 percent of the employees are working remotely. We have also adopted new measures based on current Centers for Disease Control guidelines to keep our employees safe and healthy. Measures include limiting the number of news and production employees in our stations to only those necessary to produce the newscasts, remote interviews, social distancing, and telework for all non-news personnel.

As a result of the near-term impact on non-political advertising demand caused by the COVID-19 pandemic, we implemented cost saving measures to reduce operating expenses and capital expenditures. These measures include implementing temporary furloughs for one week during the second quarter for most personnel, reducing compensation for executives and our board of directors, and reducing non-critical discretionary spending. As is true of most businesses, the ultimate magnitude of the COVID-19 pandemic cannot be reasonably estimated at this time, but we do expect it to have a material adverse effect on our near-term results of operations.

We are experiencing a significant increase in ratings and audiences on all of our platforms, highlighting the crucial role our stations play by delivering important local journalism which builds trust and loyalty among our viewers. For example, TEGNA (and its portfolio of stations) has ascended into the top 50 digital properties (not just news) in terms of total audience in the U.S. according to Comscore’s report on Top 50 Multi-Platform Properties for June 2020.

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
During 2019, we acquired multiple local television stations and multicast networks. Specifically, we acquired the Gray stations (January 1, 2019), Justice (recently rebranded as True Crime Network) and Quest multicast networks (June 18, 2019), the Dispatch stations (August 8, 2019) and the Nexstar stations (September 9, 2019). See Note 2 to the condensed consolidated financial statements for further details. The Dispatch and Nexstar stations and multicast networks are collectively referred to as the “2019 Acquisitions” in the discussion that follows. The absence of the operating results from these 2019 Acquisitions for the periods prior to their acquisition in our financial statements impacts the year-to-year comparability of our consolidated operating results. The Gray stations do not impact the year-to-year comparability.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change

Revenues	$577,627	$536,932	8%	$1,261,816	$1,053,685	20%

Operating expenses:
Cost of revenues	355,367	285,293	25%	724,735	566,604	28%
Business units - Selling, general and administrative expenses	85,008	73,941	15%	177,976	145,406	22%
Corporate - General and administrative expenses	28,312	15,836	79%	50,026	30,571	64%
Depreciation	16,711	14,533	15%	33,611	29,450	14%
Amortization of intangible assets	17,248	8,823	95%	33,464	17,512	91%
Spectrum repacking reimbursements and other, net	(116)	(4,306)	(97%)	(7,631)	(11,319)	(33%)
Total operating expenses	$502,530	$394,120	28%	$1,012,181	$778,224	30%

Total operating income	$75,097	$142,812	(47%)	$249,635	$275,461	(9%)

Non-operating expenses	(48,917)	(37,978)	29%	(116,132)	(73,874)	57%
Provision for income taxes	6,607	24,879	(73%)	27,732	47,653	(42%)
Net income	19,573	79,955	(76%)	105,771	153,934	(31%)
Net loss attributable to redeemable noncontrolling interest	374	—	***	484	—	***
Net income attributable to TEGNA Inc.	$19,947	$79,955	(75%)	$106,255	$153,934	(31%)

Net income per share - basic	$0.09	$0.37	(76%)	$0.48	$0.71	(32%)
Net income per share - diluted	$0.09	$0.37	(76%)	$0.48	$0.71	(32%)

*** Not meaningful
Revenues

Our AMS category includes all sources of our traditional television advertising and digital revenues including Premion and other digital advertising and marketing revenues across our platforms. Our Subscription revenue category includes revenue earned from cable and satellite providers for the right to carry our signals and the distribution of TEGNA stations on OTT streaming services.

Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter revenues and operating results are stronger than those we report for the first and third quarter. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue in the even year of a two year election cycle, particularly in the fourth quarter of those years. In addition, in even years, our advertising revenue typically benefits from the Olympics which is carried on NBC, our largest network affiliation, although the summer Olympics originally scheduled for 2020 have been postponed to July 2021 due to the COVID-19 pandemic. To a lesser extent, the Super Bowl can influence our advertising results, the degree to which depending on which network broadcasts the event.

As noted above, while we expect the impacts of the COVID-19 pandemic to have a material adverse effect on non-political advertising placements and revenues while containment measures are in place and possibly longer, it is too early to tell with any kind of precision how or the extent to which future declines in non-political advertising revenues, particularly with respect to local AMS advertising, will impact our revenues and operating results in future quarters.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change

Advertising & Marketing Services	$229,083	$289,569	(21%)	$524,236	$553,971	(5%)
Subscription	323,475	236,162	37%	656,277	477,737	37%
Political	17,544	3,229	***	64,931	5,933	***
Other	7,525	7,972	(6%)	16,372	16,044	2%
Total revenues	$577,627	$536,932	8%	$1,261,816	$1,053,685	20%

Total revenues increased $40.7 million in the second quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions contributed total revenues of $89.0 million in the second quarter of 2020. Excluding the 2019 Acquisitions, total revenues decreased $48.3 million, primarily due to a $99.0 million decrease in AMS reflecting COVID-19 related reduced advertising demand. AMS revenue comparisons to the prior year within the second quarter did improve steadily as advertising demand began to recover. April experienced the most significant decline. May’s decline was better than April’s and June’s was better than May’s. The June AMS revenue comparison to the prior year was 20 percentage points better than April. This decrease was partially offset by an increase in subscription revenue of $38.9 million, primarily due to annual rate increases under existing and newly renegotiated retransmission agreements and $11.4 million in political advertising, reflecting increased spending on the upcoming elections.

In the first six months of 2020, revenues increased $208.1 million compared to the same period in 2019. Our 2019 Acquisitions contributed total revenues of $196.5 million in the first six months of 2020. Excluding the 2019 Acquisitions, total revenues increased $11.6 million, primarily due to an increase in subscription revenue of $80.0 million in the first six months of 2020 from annual rate increases under existing retransmission agreements and $50.6 million in political advertising, reflecting increased spending on the upcoming elections. This increase was partially offset by a decline in AMS revenue of $119.7 million primarily due to reduced advertising demand caused by COVID-19. These underlying revenues have sequentially improved since the most significant impact felt at the onset of the pandemic early in the second quarter.

Cost of Revenues

Cost of revenues increased $70.1 million in the second quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added cost of revenues of $53.7 million in the second quarter of 2020. Excluding the 2019 Acquisitions, cost of revenues increased $16.4 million. The increase was primarily due to a $29.9 million increase in programming costs, due to the growth in subscription revenues (certain programming costs are linked to such revenues). Partially offsetting this increase was a reduction of $7.0 million of digital costs due to a decline in sales.

In the first six months of 2020, cost of revenues increased $158.1 million compared to the same period in 2019. Our 2019 Acquisitions added cost of revenues of $110.1 million in the first six months of 2020. Excluding the 2019 Acquisitions, cost of revenues increased $48.0 million. This increase was primarily due to a $57.4 million increase in programming costs, due to the growth in subscription revenues. Partially offsetting this increase was a reduction of $3.2 million of digital costs due to decline in sales.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative (SG&A) expenses increased $11.1 million in the second quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added business unit SG&A expenses of $11.7 million in the first quarter of 2020. Excluding the 2019 Acquisitions, SG&A expenses decreased $0.6 million primarily due to lower selling costs of $4.8 million. Partially offsetting this decrease was a $3.0 million increase in bad debt expense, due to future collection risk from certain customers driven by impacts from the COVID-19 pandemic.

In the first six months of 2020, business unit SG&A expenses increased $32.6 million compared to the same period in 2019. Our 2019 Acquisitions added business unit SG&A expenses of $25.2 million. Excluding the 2019 Acquisitions, SG&A expenses increased $7.3 million primarily due to increases to bad debt expense.

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

Corporate general and administrative expenses increased $12.5 million in the second quarter of 2020 compared to the same period in 2019. The increase was primarily due to $15.4 million of final payments for successful activism defense. Partially offsetting this was a decrease of $5.2 million in acquisition-related costs (principally advisory fees) due to the reduction in acquisition activity in 2020.

In the first six months of 2020, corporate general and administrative expenses increased $19.5 million compared to the same period in 2019. The increase was primarily due to $23.1 million of final payments for successful activism defense and $4.6 million of M&A due diligence costs. Partially offsetting this was a decrease of $9.1 million in acquisition-related costs (principally advisory fees) due to the reduction in acquisition activity in 2020.

Depreciation Expense

Depreciation expense increased by $2.2 million in the second quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added depreciation expense of $2.9 million. Excluding the impact of the 2019 Acquisitions, there was no material change in our depreciation expense.

In the first six months of 2020, depreciation expense increased $4.2 million compared to the same period in 2019. Our 2019 Acquisitions added depreciation expense of $5.6 million. Excluding the impact of the 2019 Acquisitions, there was no material change in our depreciation expense.

Amortization Expense

Amortization expense increased $8.4 million in the first quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added amortization expense of $9.8 million. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $1.4 million due to certain assets reaching the end of their assumed useful lives therefore becoming fully amortized.

In the first six months of 2020, amortization expense increased $16.0 million as compared to the same periods in 2019. Our 2019 Acquisitions added amortization expense of $18.5 million. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $2.5 million due to certain assets reaching the end of their assumed useful lives.

Spectrum Repacking Reimbursements and Other, net

Spectrum repacking reimbursements and other net gains were $0.1 million in the second quarter of 2020 compared to gains of $4.3 million in the same period in 2019. The 2020 activity primarily consists of $2.3 million of reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking, partially offset by a $2.1 million impairment charge due to the retirement of a brand name. The 2019 gain consists of $4.3 million of reimbursements received from the FCC for required spectrum repacking.

In the first six months of 2020, we recognized net gains of $7.6 million, compared to $11.3 million recognized in the same period in 2019. The 2020 net gains primarily consist of $9.8 million of reimbursements received from the FCC for required spectrum repacking and partially offset by a $2.1 million impairment charge due to the retirement of a brand name. The 2019 gain primarily relates to $8.4 million of reimbursements received from the FCC for required spectrum repacking and a gain of $2.9 million as a result of the sale of certain real estate.

Operating Income

Our operating income decreased $67.7 million in the second quarter of 2020 compared to the same period in 2019. Results from our 2019 Acquisitions added operating income of $10.8 million in the second quarter of 2020. Excluding the 2019 Acquisitions, operating income decreased $78.5 million. The decrease was driven by the changes in revenue and expenses discussed above.

Our operating income decreased $25.8 million in the first six months of 2020 compared to the same period in 2019. Our 2019 Acquisitions added operating income of $37.1 million in the first six months of 2020. Excluding the 2019 Acquisitions, total operating income decreased $62.9 million in the first six months compared to the same period. The decrease was driven by the changes in revenue and expenses discussed above.

Non-Operating Expenses

Non-operating expenses increased $10.9 million in the second quarter of 2020 compared to the same period in 2019. This increase was partially due to the absence of a $7.3 million gain we recognized from the acquisition of Justice and Quest in 2019. In addition, interest expense increased by $5.6 million driven by higher average outstanding debt used to finance the 2019 Acquisitions partially offset by a lower average interest rate due to the refinancings undertaken in 2019 and 2020. Total average outstanding debt was $4.15 billion for the second quarter of 2020, compared to $2.91 billion in the same period of 2019. The weighted average interest rate on total outstanding debt was 4.84% for the second quarter of 2020, compared to 6.04% in the same period of 2019.

In the first six months of 2020, non-operating expenses increased $42.3 million compared to the same period in 2019. This increase was partially due to a $13.8 million call premium related to the repayment of our 2023 Senior Notes, acceleration of $7.9 million of previously deferred financing fees associated with the 2023 and 2020 Senior notes in the first quarter of 2020 due to their early repayment. In addition, the increase was driven by the absence of a $7.3 million gain we recognized from the acquisition of Justice and Quest in 2019 and $13.1 million of gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments in 2019. Further, interest expense increased $16.1 million driven by higher average outstanding debt used to finance the 2019 Acquisitions partially offset by a lower average interest rate due to the refinancings undertaken in 2019 and 2020. The average debt outstanding was $4.17 billion for the first six months of 2020, compared to $2.93 billion in the same period of 2019. The weighted average interest rate on total outstanding debt was 5.04% for the first six months of 2020, compared to 6.05% in the same period of 2019. Partially offsetting the increase in non-operating expenses was equity income increase of $10.4 million from our CareerBuilder investment (which sold its employment screening business resulting in a pre-tax gain of $18.6 million being recognized by us).

Income Tax Expense

Income tax expense decreased $18.3 million in the second quarter of 2020 compared to the same period in 2019. Income tax expense decreased $19.9 million in the first six months of 2020 compared to the same period in 2019. The decreases were primarily due to decreases in net income before tax. Our effective income tax rate was 24.9% for the second quarter of 2020, compared to 23.7% for the second quarter of 2019. The tax rate for the second quarter of 2020 is higher than the comparable rate in 2019 primarily due to the impact of enacted state and local legislative changes. Our effective income tax rate was 20.7% for the first six months of 2020, compared to 23.6% for the same period in 2019. The tax rate for the first six months of 2020 is lower than the comparable amount in 2019 primarily due to the utilization of capital loss carryforwards in connection with certain disposition transactions and the release of the associated valuation allowance.

Net Income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $19.9 million, or $0.09 per diluted share, in the second quarter of 2020 compared to $80.0 million, or $0.37 per diluted share, during the same period in 2019. For the first six months of 2020, net income attributable to TEGNA Inc. was $106.3 million, or $0.48 per diluted share, compared to $153.9 million, or $0.71 per diluted share, for the same period in 2019. Both income and earnings per share were affected by the factors discussed above, most notably, the decline of AMS due to reduced advertising demand as a result of the COVID-19 pandemic.

The weighted average number of diluted common shares outstanding in the second quarter of 2020 and 2019 were 219.4 million and 217.9 million, respectively. The weighted average number of diluted shares outstanding in the first six months of 2020 and 2019 was 219.1 million and 217.6 million, respectively.

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

We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of spectrum repacking reimbursements and other, gains related to businesses we account for under the equity method, acquisition-related costs, advisory fees related to activism defense, M&A due diligence costs, severance costs, intangible asset impairment charges, certain non-operating expenses related to the early extinguishment of debt, and a TEGNA foundation donation. In addition, we have excluded certain income tax special items associated with deferred tax benefits related to partial capital loss valuation allowance release.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity income (loss) in unconsolidated investments, net, (5) other non-operating items, net, (6) severance expense, (7) M&A due diligence costs, (8) acquisition-related costs, (9) advisory fees related to activism defense, (10) spectrum repacking reimbursements and other, net, (11) depreciation and (12) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property/equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also discuss free cash flow, a non-GAAP performance measure that the Board of Directors uses to review the performance of the business. The most directly comparable GAAP financial measure to free cash flow is Net income attributable to TEGNA. Free cash flow is calculated as non-GAAP Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) non-cash 401(k) company match, (3) syndicated programming amortization, (4) pension reimbursements, (5) dividends received from equity method investments and (6) reimbursements from spectrum repacking. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of Special Charges Affecting Reported Results

Our results included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Quarter and six months ended June 30, 2020:

•
Spectrum repacking reimbursements and other, net consists of gains due to reimbursements from the FCC for required spectrum repacking, partially offset by an intangible asset impairment charge due to the retirement of a brand name;

•	Advisory fees related to activism defense;

•	M&A due diligence costs we incurred to assist prospective buyers of our company with their due diligence;

•	A gain recognized in our equity income in unconsolidated investments, related to our share of CareerBuilder’s gain on the sale of its employment screening business;

•	Other non-operating items primarily related to costs incurred in connection with the early extinguishment of debt; and

•	Deferred tax benefits related to partial capital loss valuation allowance release.

Quarter and six months ended June 30, 2019:

•	Severance expense which included payroll and related benefit costs at our stations and corporate headquarters;

•	Acquisition-related costs associated with business acquisitions;

•	Spectrum repacking reimbursements and other, net consisting of a gain recognized on the sale of real estate and gains due to reimbursements from the FCC for required spectrum repacking;

•	Gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments; and

•
Other non-operating items primarily relates to a gain for the remeasurement of our previously held ownership in Justice Network and Quest to fair value, and a charitable donation made to the TEGNA Foundation.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2020	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gain on equity method investment	Non-GAAP measure

Corporate - General and administrative expenses	$28,312	$(15,448)	$—	$—	$12,864
Spectrum repacking reimbursements and other, net	(116)	—	116	—	—
Operating expenses	502,530	(15,448)	116	—	487,198
Operating income	75,097	15,448	(116)	—	90,429
Equity income (loss) in unconsolidated investments, net	1,921	—	—	(6,514)	(4,593)
Total non-operating expenses	(48,917)	—	—	(6,514)	(55,431)
Income before income taxes	26,180	15,448	(116)	(6,514)	34,998
Provision for income taxes	6,607	3,882	(27)	(1,637)	8,825
Net income attributable to TEGNA Inc.	19,947	11,566	(89)	(4,877)	26,547
Net income per share-diluted	$0.09	$0.05	$—	$(0.02)	$0.12

		Special Items
Quarter ended June 30, 2019	GAAP measure	Severance expense	Acquisition-related costs	Spectrum repacking reimbursements and other	Other non-operating item	Non-GAAP measure

Cost of revenues	$285,293	$(875)	$—	$—	$—	$284,418
Business units - Selling, general and administrative expenses	73,941	(376)	—	—	—	73,565
Corporate - General and administrative expenses	15,836	(201)	(5,208)	—	—	10,427
Spectrum repacking reimbursements and other, net	(4,306)	—	—	4,306	—	—
Operating expenses	394,120	(1,452)	(5,208)	4,306	—	391,766
Operating income	142,812	1,452	5,208	(4,306)	—	145,166
Equity (loss) in unconsolidated investments, net	(615)	—	—	—	—	(615)
Other non-operating items, net	8,964	—	—	—	(7,285)	1,679
Total non-operating expenses	(37,978)	—	—	—	(7,285)	(45,263)
Income before income taxes	104,834	1,452	5,208	(4,306)	(7,285)	99,903
Provision for income taxes	24,879	359	1,062	(1,089)	(1,824)	23,387
Net income attributable to TEGNA Inc.	79,955	1,093	4,146	(3,217)	(5,461)	76,516
Net income per share-diluted	$0.37	$0.01	$0.02	$(0.02)	$(0.03)	$0.35

		Special Items
Six months ended June 30, 2020	GAAP measure	M&A due diligence costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gains on equity method investment	Other non-operating items	Special tax benefits	Non-GAAP measure

Corporate - General and administrative expenses	$50,026	$(4,588)	$(23,087)	$—	$—	$—	$—	$22,351
Spectrum repacking reimbursements and other, net	(7,631)	—	—	7,631	—	—	—	—
Operating expenses	1,012,181	(4,588)	(23,087)	7,631	—	—	—	992,137
Operating income	249,635	4,588	23,087	(7,631)	—	—	—	269,679
Equity income (loss) in unconsolidated investments, net	10,936	—	—	—	(18,585)	—	—	(7,649)
Other non-operating items, net	(18,231)	—	—	—	—	21,744	—	3,513
Total non-operating expenses	(116,132)	—	—	—	(18,585)	21,744	—	(112,973)
Income before income taxes	133,503	4,588	23,087	(7,631)	(18,585)	21,744	—	156,706
Provision for income taxes	27,732	1,151	5,801	(2,017)	(4,670)	5,463	3,944	37,404
Net income attributable to TEGNA Inc.	106,255	3,437	17,286	(5,614)	(13,915)	16,281	(3,944)	119,786
Net income per share-diluted	$0.48	$0.02	$0.08	$(0.03)	$(0.06)	$0.07	$(0.02)	$0.54

		Special Items
Six months ended June 30, 2019	GAAP measure	Severance expense	Acquisition-related costs	Spectrum repacking reimbursements and other	Gain on equity method investment	Other non-operating items	Non-GAAP measure

Cost of revenues	$566,604	$(875)	$—	$—	$—	$—	$565,729
Business units - Selling, general and administrative expenses	145,406	(376)	—	—	—	—	145,030
Corporate - General and administrative expenses	30,571	(201)	(9,119)	—	—	—	21,251
Spectrum repacking reimbursements and other, net	(11,319)	—	—	11,319	—	—	—
Operating expenses	778,224	(1,452)	(9,119)	11,319	—	—	778,972
Operating income	275,461	1,452	9,119	(11,319)	—	—	274,713
Equity income (loss) in unconsolidated investments, net	11,413	—	—	—	(13,126)	—	(1,713)
Other non-operating items, net	7,425	—	—	—	—	(6,285)	1,140
Total non-operating expense	(73,874)	—	—	—	(13,126)	(6,285)	(93,285)
Income before income taxes	201,587	1,452	9,119	(11,319)	(13,126)	(6,285)	181,428
Provision for income taxes	47,653	359	2,042	(2,847)	(3,169)	(1,574)	42,464
Net income attributable to TEGNA Inc.	153,934	1,093	7,077	(8,472)	(9,957)	(4,711)	138,964
Net income per share-diluted	$0.71	$0.01	$0.03	$(0.04)	$(0.05)	$(0.02)	$0.64

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$19,947	$79,955	(75%)	$106,255	$153,934	(31%)
Less: Net loss attributable to redeemable noncontrolling interest	(374)	—	***	(484)	—	***
Plus: Provision for income taxes	6,607	24,879	(73%)	27,732	47,653	(42%)
Plus: Interest expense	51,877	46,327	12%	108,837	92,712	17%
(Less) Plus: Equity (income) loss in unconsolidated investments, net	(1,921)	615	***	(10,936)	(11,413)	(4%)
Plus: Other non-operating items, net	(1,039)	(8,964)	(88%)	18,231	(7,425)	***
Operating income (GAAP basis)	75,097	142,812	(47%)	249,635	275,461	(9%)
Plus: Severance expense	—	1,452	***	—	1,452	***
Plus: M&A due diligence costs	—	—	***	4,588	—	***
Plus: Acquisition-related costs	—	5,208	***	—	9,119	***
Plus: Advisory fees related to activism defense	15,448	—	***	23,087	—	***
Less: Spectrum repacking reimbursements and other, net	(116)	(4,306)	(97%)	(7,631)	(11,319)	(33%)
Adjusted operating income (non-GAAP basis)	90,429	145,166	(38%)	269,679	274,713	(2%)
Plus: Depreciation	16,711	14,533	15%	33,611	29,450	14%
Plus: Amortization of intangible assets	17,248	8,823	95%	33,464	17,512	91%
Adjusted EBITDA (non-GAAP basis)	124,388	168,522	(26%)	336,754	321,675	5%
Corporate - General and administrative expense (non-GAAP basis)	12,864	10,427	23%	22,351	21,251	5%
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$137,252	$178,949	(23%)	$359,105	$342,926	5%

*** Not meaningful

In the second quarter of 2020 Adjusted EBITDA margin was 24% without corporate expense or 22% with corporate expense, compared to second quarter of 2019 Adjusted EBITDA margin of 33% without corporate expense or 31% with corporate expense. For the six months ended June 30, 2020, Adjusted EBITDA margin was 28% without corporate expense or 27% with corporate expense, compared to six months ended June 30, 2019 Adjusted EBITDA of 33% without corporate expense or 31% with corporate expense. The decreases in Adjusted EBITDA margins are primarily driven by the declines in AMS revenue due to reduced advertising demand as a result of the COVID-19 pandemic.

Our total Adjusted EBITDA decreased $44.1 million in the second quarter of 2020 compared to 2019. Our 2019 Acquisitions added Adjusted EBITDA of $23.6 million. Excluding the 2019 Acquisitions, Adjusted EBITDA was lower by $67.7 million. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decline of AMS revenue.

For the first six months of 2020, Adjusted EBITDA increased $15.1 million primarily due to the same factors affecting the second quarter. Our 2019 Acquisitions added Adjusted EBITDA of $61.2 million. Excluding 2019 Acquisitions, Adjusted EBITDA was lower by $46.1 million. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decline of AMS revenue.

Free Cash Flow Reconciliation

Our free cash flow, a non-GAAP performance measure, was $238.3 million in the first half of 2020 compared to $160.7 million for the same period in 2019.

Reconciliations from “Net income” to “Free cash flow” follow (in thousands):

	Six months ended June 30,
	2020	2019	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$106,255	$153,934	(31%)
Plus: Provision for income taxes	27,732	47,653	(42%)
Plus: Interest expense	108,837	92,712	17%
Plus: M&A due diligence costs	4,588	—	***
Plus: Acquisition-related costs	—	9,119	***
Plus: Depreciation	33,611	29,450	14%
Plus: Amortization	33,464	17,512	91%
Plus: Stock-based compensation	7,568	9,442	(20%)
Plus: Company stock 401(k) contribution	8,566	3,244	***
Plus: Syndicated programming amortization	35,971	26,994	33%
Plus: Severance expense	—	1,452	***
Plus: Advisory fees related to activism defense	23,087	—	***
Plus: Cash dividend from equity investments for return on capital	3,566	—	***
Plus: Cash reimbursements from spectrum repacking	9,768	8,439	16%
Plus: Other non-operating items, net	18,231	(7,425)	***
Less: Net loss attributable to redeemable noncontrolling interest	(484)	—	***
Less: Income tax (payments) receipts, net of refunds	(465)	(55,785)	(99%)
Less: Spectrum repacking reimbursements and other, net	(7,631)	(11,319)	(33%)
Less: Equity income in unconsolidated investments, net	(10,936)	(11,413)	(4%)
Less: Syndicated programming payments	(35,831)	(23,722)	51%
Less: Pension contributions	(3,250)	(5,947)	(45%)
Less: Interest payments	(100,074)	(85,961)	16%
Less: Purchases of property and equipment	(24,308)	(37,684)	(35%)
Free cash flow (non-GAAP basis)	$238,265	$160,695	48%

*** Not meaningful

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest expense, dividends, investments in strategic initiatives (including acquisitions) and other operating requirements.

The COVID-19 pandemic has recently had far-reaching material adverse impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. The full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain and is evolving. In light of the uncertain and evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to mitigate the financial impact of the pandemic, and minimize the resultant risks to our company, employees, our shareholders, customers, and the communities in which we serve. Such steps include the following:

•	Halted the discretionary repayment of short-term borrowings resulting in the build up our cash balance to approximately $179.4 million as of July 31, 2020;

•
Amended our revolving credit facility on June 11, 2020 to extend the initial step-down of the maximum permitted total leverage ratio by 15 months. Under the amendment our total leverage ratio will remain at 5.5x until the fiscal quarter ending March 31, 2022;

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

Further, in response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. We believe we will benefit from the CARES Act as a result of lower 2020 tax payments of approximately $7 million from the provisions that allow for (1) immediate deduction of any eligible leasehold improvements placed in service during 2018 and 2019, and (2) temporary relaxation of net interest deduction limitations which will allow us to immediately deduct 2019 interest expense that would other otherwise have been disallowed and carried forward to future periods. We also elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the CARES Act. The deferral is effective from March 27, 2020 through December 31, 2020. We estimate the cash flow benefit of this to be approximately $20 million in 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

As of June 30, 2020, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement and term loan agreements, was 4.7x, well below the permitted leverage ratio of less than 5.5x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. While we do expect the cash flow we generate to decline in the third quarter on account of the pandemic containment measures in place, we believe that we will remain compliant with all covenants for the foreseeable future.

We often present a different leverage ratio in our investor communications than the one required to be computed by our revolving covenant agreement. The ratio disclosed in our investor communications, which is regularly reviewed by our management and our board of directors, was 4.8x as of June 30, 2020. The primary difference between this computation and the leverage ratio calculated in accordance with our revolving credit agreement is the definition of adjusted EBITDA in the revolving credit agreement version requires additional adjustments to add back non-cash compensation and contractual synergy benefits during periods in the trailing eight quarters that preceded the acquisition.

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

As of June 30, 2020, our total debt was $4.1 billion, cash and cash equivalents totaled $173.1 million, and we had unused borrowing capacity of $653.8 million under our revolving credit facility. As of June 30, 2020, approximately $3.22 billion, or 78%, of our debt has a fixed interest rate. Excluding our ability to repay funds with the revolving credit facility, we have minimal near-term contractual debt maturities due, with $75 million remaining in 2020, and then no maturities due until September 2021 of $350 million.

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

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2020	2019

Balance of cash and cash equivalents beginning of the period	$29,404	$135,862

Operating activities:
Net income	105,771	153,934
Depreciation, amortization and other non-cash adjustments	72,273	36,510
Pension contributions, net of expense	(5,885)	(3,812)
Decrease (increase) in trade receivables	91,246	(20,091)
Increase (decrease) in interest and taxes payable	32,056	(6,910)
Other, net	18,081	(42,780)
Cash flow from operating activities	313,542	116,851

Investing activities:
Payments for acquisitions of businesses and other assets, net of cash acquired	(15,841)	(185,926)
All other investing activities	(5,216)	(11,779)
Cash flow used for investing activities	(21,057)	(197,705)

Cash flow used for financing activities	(148,819)	(25,740)
Increase (decrease) in cash and cash equivalents	143,666	(106,594)

Balance of cash and cash equivalents end of the period	$173,070	$29,268

Operating Activities - Cash flow from operating activities was $313.5 million for the six months ended June 30, 2020, compared to $116.9 million for the same period in 2019. This was driven by the $59.0 million increase in political revenue in 2020. As political advertisements are paid upfront, they provide an immediate benefit to operating cash flow as compared to non-political advertising which is billed and collected in arrears after the advertisement has been delivered. Also contributing to the increase was a decrease in tax payments of $55.3 million due to guidance from U.S. Department of the Treasury and the Internal Revenue Service allowing for the deferral of federal income tax payments to July 15, 2020, which would have otherwise been paid in the second quarter (see Note 5 condensed consolidated financial statements). The 2019 Acquisitions and higher subscription revenue also contributed to the increase.

Investing Activities - Cash flow used for investing activities was $21.1 million for the six months ended June 30, 2020, compared to $197.7 million for the same period in 2019. The decrease was primarily due to $15.8 million being spent on acquisitions in 2020 as compared to cash used in the acquisition of the Gray Stations and Justice and Quest multicast networks for $185.9 million in the first six months of 2019.

Financing Activities - Cash flow used for financing activities was $148.8 million for the six months ended June 30, 2020, compared to $25.7 million for the same period in 2019. The change was primarily due to debt activity in 2020. Specifically, in 2020 we issued $1.0 billion of unsecured notes, the proceeds of which were used to early redeem $650.0 million of unsecured notes due in October 2023 and $310.0 million due in July 2020. In addition, we incurred fees of $29.9 million related to the debt issuance, early redemption fees and an amendment of the revolving credit facility. We also paid down $68.0 million on our revolving credit facility early in the first six months of 2020 as compared to borrowing $55.0 million in the first six months of 2019.
Fiscal Year 2020 Outlook

On April 20, 2020, due to the level of uncertainty at the beginning of the COVID-19 pandemic, we suspended our full year 2020 guidance and 2021 preliminary outlook. While the full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain, on August 10, 2020, we provided a full year 2020 outlook on a few key financial metrics which are summarized below:

•	Political advertising revenue outlook of at least $370 million;

•	Subscription revenue growth of up mid-twenties percentage-wise;

•	Capital expenditures $45 - $50 million (which includes non-recurring capital expenditures of $20 - $24 million);

•	Interest expense in the range of $210 - $215 million;

•	Net leverage ratio of 4.5x or less by year end; and

•	Effective tax rate in the range of 23.5% to 24.5%.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding business strategies, market potential, future financial performance and other matters, which include, but are not limited to the adverse impacts caused by the COVID-19 pandemic and its effect on our revenues, particularly our non-political advertising revenues. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described within Part II, Item 1A “Risk Factors” in this current report, as well as under Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

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

As of June 30, 2020, approximately $3.22 billion of our debt has a fixed interest rate (which represents approximately 78% of our total principal debt obligation). Our remaining debt obligation of $910 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $4.5 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $4.02 billion as of June 30, 2020 and $4.32 billion as of December 31, 2019.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2020, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The COVID-19 pandemic could continue to materially adversely affect our financial condition, results of operations and cash flows
During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States have responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and restricting travel. Such control measures have resulted in cancellation or postponement of sporting events, including the Olympics, and suspension of popular entertainment content production. The mitigating control measures began negatively impacting our AMS revenue stream in mid-March as demand for non-political advertising softened. This trend has continued into the second quarter of 2020 as such measures remain largely in place as of this date. During the second quarter, certain state and local governments began to implement multi-step policies towards re-opening and lifting the control measures. Demand improved for advertising during May and June as this occurred. However, some states which re-opened (particularly in the southern United States) also experienced increases in new COVID-19 cases late in second quarter and early in the third quarter, forcing some to reinstate control measures and restrict public gatherings.

The extent of its impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues and whether we experience subsequent waves of the infection, its effect on our customers’ demand for our advertising products (as well as their ability to pay us for services provided), the pace at which governmental regulations closing businesses and restricting movement imposed in response to the pandemic are relaxed, the success of large economic stimulus measures passed into law as well as uncertainty regarding all of the foregoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300.0 million of our common stock over three years. During the second quarter of 2020, no shares were repurchased and as of June 30, 2020, approximately $279.1 million remained under this program. As a result of our 2019 Acquisitions, we have suspended share repurchases under this program.

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

10-1
Thirteenth Amendment, dated as of June 11, 2020, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018 and as further amended as of August 15, 2019, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto (incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 12, 2020).

10-2	Form of Executive Officer Performance Share Award Agreement.*

10-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*

10-4	Form of Director Restricted Stock Unit Award Agreement.*

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 10, 2020	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)