Form 10-Q
period 2020-09-30
TEGNA INC
filed 2020-11-09
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 31, 2020 was 219,241,555.

INDEX TO TEGNA INC.
September 30, 2020 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Sept. 30, 2020	Dec. 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$164,586	$29,404
Accounts receivable, net of allowances of $8,427 and $3,723, respectively	503,000	581,765
Other receivables	14,093	19,640
Syndicated programming rights	60,378	49,616
Prepaid expenses and other current assets	21,224	26,899
Total current assets	763,281	707,324
Property and equipment
Cost	1,011,744	997,736
Less accumulated depreciation	(541,197)	(512,015)
Net property and equipment	470,547	485,721
Intangible and other assets
Goodwill	2,968,693	2,950,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $218,468 and $168,452, respectively	2,501,027	2,561,614
Right-of-use assets for operating leases	98,242	103,461
Investments and other assets	143,206	145,269
Total intangible and other assets	5,711,168	5,760,931
Total assets	$6,944,996	$6,953,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Sept. 30, 2020	Dec. 31, 2019

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$61,441	$51,894
Accrued liabilities
Compensation	44,744	63,876
Interest	25,699	46,013
Contracts payable for programming rights	145,796	119,872
Other	98,438	60,983
Dividends payable	—	15,188
Income taxes payable	23,226	3,332
Total current liabilities	399,344	361,158
Noncurrent liabilities
Income taxes	7,671	7,490
Deferred income tax liability	524,974	515,621
Long-term debt	3,906,196	4,179,245
Pension liabilities	114,281	127,146
Operating lease liabilities	100,660	105,902
Other noncurrent liabilities	77,681	67,037
Total noncurrent liabilities	4,731,463	5,002,441
Total liabilities	5,130,807	5,363,599

Commitments and contingent liabilities (see Note 11)

Redeemable noncontrolling interest (see Note 11)	14,653	—

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	119,794	247,497
Retained earnings	6,846,554	6,655,088
Accumulated other comprehensive loss	(139,087)	(142,597)
Less treasury stock at cost, 105,271,009 shares and 106,955,082 shares, respectively	(5,352,144)	(5,494,030)
Total equity	1,799,536	1,590,377
Total liabilities, redeemable noncontrolling interest and equity	$6,944,996	$6,953,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2020	2019	2020	2019

Revenues	$738,389	$551,857	$2,000,205	$1,605,542

Operating expenses:
Cost of revenues[1]	379,185	306,474	1,103,920	873,078
Business units - Selling, general and administrative expenses	89,943	78,439	267,919	223,845
Corporate - General and administrative expenses	11,263	29,792	61,289	60,363
Depreciation	16,086	15,381	49,697	44,831
Amortization of intangible assets	17,113	15,018	50,577	32,530
Spectrum repacking reimbursements and other, net	(2,902)	(80)	(10,533)	(11,399)
Total	510,688	445,024	1,522,869	1,223,248
Operating income	227,701	106,833	477,336	382,294

Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(2,529)	(491)	8,407	10,922
Interest expense	(51,896)	(52,454)	(160,733)	(145,166)
Other non-operating items, net	961	(463)	(17,270)	6,962
Total	(53,464)	(53,408)	(169,596)	(127,282)

Income before income taxes	174,237	53,425	307,740	255,012
Provision for income taxes	41,967	5,079	69,699	52,732
Net Income	132,270	48,346	238,041	202,280
Net (income) loss attributable to redeemable noncontrolling interest	(51)	—	433	—
Net income attributable to TEGNA Inc.	$132,219	$48,346	$238,474	$202,280

Net income per share:
Basic	$0.60	$0.22	$1.08	$0.93
Diluted	$0.60	$0.22	$1.08	$0.93

Weighted average number of common shares outstanding:
Basic shares	219,579	217,315	218,997	217,040
Diluted shares	219,977	218,310	219,423	217,808

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2020	2019	2020	2019

Net income	$132,270	$48,346	$238,041	$202,280
Other comprehensive income, before tax:
Foreign currency translation adjustments	(93)	(318)	37	(775)
Recognition of previously deferred post-retirement benefit plan costs	1,551	1,431	4,653	4,293
Pension lump-sum payment charges	—	—	—	686
Other comprehensive income, before tax	1,458	1,113	4,690	4,204
Income tax effect related to components of other comprehensive income	(366)	(278)	(1,180)	(1,052)
Other comprehensive income, net of tax	1,092	835	3,510	3,152
Comprehensive income	133,362	49,181	241,551	205,432
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(51)	—	433	—
Comprehensive income attributable to TEGNA Inc.	$133,311	$49,181	$241,984	$205,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2020	2019

Cash flows from operating activities:
Net income	$238,041	$202,280
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	100,274	77,361
Stock-based compensation	12,578	13,887
Company stock 401(k) contribution	13,023	6,486
Gains on sales of assets	—	(11,728)
Equity income from unconsolidated investments, net	(8,407)	(10,922)
Pension contributions, net of expense	(8,144)	(5,543)
Change in other assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	73,838	(24,708)
Increase (decrease) in accounts payable	10,636	(15,950)
Increase (decrease) in interest and taxes payable	13,793	(1,815)
Increase in deferred revenue	27,706	1,027
Change in other assets and liabilities, net	42,413	(15,790)
Net cash flow from operating activities	515,751	214,585
Cash flows from investing activities:
Purchase of property and equipment	(30,583)	(51,231)
Reimbursements from spectrum repacking	12,670	13,975
Payments for acquisitions of businesses and other assets, net of cash acquired	(15,841)	(1,507,483)
Payments for investments	(709)	(4,041)
Proceeds from investments	5,028	4,020
Proceeds from sale of assets and businesses	5,023	21,733
Net cash flow used for investing activities	(24,412)	(1,523,027)
Cash flows from financing activities:
(Payments) proceeds under revolving credit facilities, net	(728,000)	223,000
Proceeds from borrowings	1,550,000	1,100,000
Debt repayments	(1,085,000)	(75,000)
Payments for debt issuance costs and early redemption fee	(36,896)	(20,276)
Proceeds from sale of minority ownership interest in Premion	14,000	—
Dividends paid	(61,110)	(45,451)
Other, net	(9,151)	(499)
Net cash flow (used for) provided by financing activities	(356,157)	1,181,774
Increase (decrease) in cash	135,182	(126,668)
Balance of cash, beginning of period	29,404	135,862
Balance of cash, end of period	$164,586	$9,194

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$39,872	$73,457
Cash paid for interest	$174,575	$117,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at June 30, 2020	$14,373	$324,419	$140,255	$6,729,896	$(140,179)	$(5,379,084)	$1,675,307
Net income	51	—	—	132,219	—	—	132,219
Other comprehensive income, net of tax	—	—	—	—	1,092	—	1,092
Total comprehensive income							133,311
Dividends declared: $0.07 per share	—	—	—	(15,332)	—	—	(15,332)
Company stock 401(k) contribution	—	—	(21,886)	—	—	26,344	4,458
Stock-based awards activity	—	—	(652)	—	—	596	(56)
Stock-based compensation	—	—	5,010	—	—	—	5,010
Accretion of redeemable noncontrolling interest	280	—	—	(280)	—	—	(280)
Adjustment of redeemable noncontrolling interest to redemption value	(51)	—	—	51	—	—	51
Other activity	—	—	(2,933)	—	—	—	(2,933)
Balance at Sept. 30, 2020	$14,653	$324,419	$119,794	$6,846,554	$(139,087)	$(5,352,144)	$1,799,536

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at June 30, 2019	$—	$324,419	$256,024	$6,553,149	$(134,194)	$(5,519,656)	$1,479,742
Net income	—	—	—	48,346	—	—	48,346
Other comprehensive income, net of tax	—	—	—	—	835	—	835
Total comprehensive income							49,181
Dividends declared: $0.07 per share	—	—	—	(15,174)	—	—	(15,174)
Company stock 401(k) contribution	—	—	(7,794)	—	—	11,036	3,242
Stock-based awards activity	—	—	(763)	—	—	711	(52)
Stock-based compensation	—	—	4,445	—	—	—	4,445
Other activity	—	—	312	—	—	—	312
Balance at Sept. 30, 2019	$—	$324,419	$252,224	$6,586,321	$(133,359)	$(5,507,909)	$1,521,696

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Nine Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2019	$—	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net income (loss)	(433)	—	—	238,474	—	—	238,474
Other comprehensive income, net of tax	—	—	—	—	3,510	—	3,510
Total comprehensive income							241,984
Dividends declared: $0.21 per share	—	—	—	(45,922)	—	—	(45,922)
Company stock 401(k) contribution	—	—	(57,606)	—	—	70,629	13,023
Stock-based awards activity	—	—	(80,408)	—	—	71,257	(9,151)
Stock-based compensation	—	—	12,578	—	—	—	12,578
Sale of minority ownership interest in Premion	14,000	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	653	—	—	(653)	—	—	(653)
Adjustment of redeemable noncontrolling interest to redemption value	433	—	—	(433)	—	—	(433)
Other activity	—	—	(2,267)	—	—	—	(2,267)
Balance at Sept. 30, 2020	$14,653	$324,419	$119,794	$6,846,554	$(139,087)	$(5,352,144)	$1,799,536

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2018	$—	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$1,340,924
Net income	—	—	—	202,280	—	—	202,280
Other comprehensive income, net of tax	—	—	—	—	3,152	—	3,152
Total comprehensive income							205,432
Dividends declared: $0.21 per share	—	—	—	(45,471)	—	—	(45,471)
Company stock 401(k) contribution	—	—	(15,053)	—	—	21,539	6,486
Stock-based awards activity	—	—	(48,899)	—	—	48,400	(499)
Stock-based compensation	—	—	13,887	—	—	—	13,887
Other activity	—	—	937	—	—	—	937
Balance at Sept. 30, 2019	$—	$324,419	$252,224	$6,586,321	$(133,359)	$(5,507,909)	$1,521,696
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

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions in an effort to slow the spread of the virus. Such mitigating measures began negatively impacting our advertising and marketing services (AMS) revenue stream in mid-March as demand for non-political advertising softened. While some of these measures have been lifted or relaxed in certain state and local governments, other jurisdictions have seen increases in new COVID-19 cases resulting in restrictions being reinstated, or new restrictions imposed. Overall, demand improved for advertising during the second and third quarters as steps toward economic re-opening were implemented. There continues to be considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business.

Beginning in mid-March, as a result of the expected near-term impact on non-political advertising demand caused by the COVID-19 pandemic, we implemented cost saving measures to reduce operating expenses and discretionary capital expenditures. These measures included implementing temporary furloughs for one week during the second quarter for most personnel, reducing compensation for executives and our board of directors, and reducing non-critical discretionary spending. As is true of most businesses, the ultimate magnitude of the COVID-19 pandemic cannot be reasonably estimated at this time, but we do expect it to continue to have a dampening effect on our near-term AMS revenues.

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

Programming assets are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Expense is recognized on a straight line basis which appropriately matches the cost of the programs with the revenues associated with them. During the first nine months of 2020 and 2019, we incurred programming expense of $53.6 million and $42.5 million; in the third quarter of 2020 and 2019, we incurred programming expense of $17.6 million and $15.5 million, respectively. Programming expense is included in the “Cost of revenues” line item of our Consolidated Statements of Income. As of September 30, 2020, $60.4 million of programming assets had been recorded, to be expensed within the next twelve months.

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

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth, unemployment and demand for our products and services, including the impacts of the COVID-19 pandemic on these trends. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of September 30, 2020, our allowance for doubtful accounts was $8.4 million as compared to $3.7 million as of December 31, 2019.

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

Revenue earned by these sources in the third quarter and first nine months of 2020 and 2019 are shown below (amounts in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2020	2019	2020	2019

Advertising & Marketing Services	$298,605	$297,333	$822,841	$851,304
Subscription	316,677	240,735	972,954	718,472
Political	116,494	8,131	181,425	14,064
Other	6,613	5,658	22,985	21,702
Total revenues	$738,389	$551,857	$2,000,205	$1,605,542

NOTE 2 – Acquisitions

During 2019, we acquired the television stations listed in the table below, and a summary of each acquisition follows:

Market	Station	Affiliation	Seller
Indianapolis, IN	WTHR	NBC	Dispatch Broadcast Group
Columbus, OH	WBNS	CBS	Dispatch Broadcast Group
Hartford-New Haven, CT	WTIC/WCCT	FOX/CW	Nexstar Media Group
Harrisburg-Lancaster-Lebanon-York, PA	WPMT	FOX	Nexstar Media Group
Memphis, TN	WATN/WLMT	ABC/CW	Nexstar Media Group
Wilkes Barre-Scranton, PA	WNEP	ABC	Nexstar Media Group
Des Moines-Ames, IA	WOI/KCWI	ABC/CW	Nexstar Media Group
Huntsville-Decatur-Florence, AL	WZDX	FOX	Nexstar Media Group
Davenport, IA and Rock Island-Moline, IL	WQAD	ABC	Nexstar Media Group
Ft. Smith-Fayetteville-Springdale-Rogers, AR	KFSM	CBS	Nexstar Media Group
Toledo, OH	WTOL	CBS	Gray Television
Midland-Odessa, TX	KWES	NBC	Gray Television

Nexstar Stations

On September 19, 2019, we completed our acquisition of 11 local television stations in eight markets, including eight Big Four affiliates, from Nexstar Media Group (the Nexstar Stations). These stations were divested by Nexstar Media Group in connection with its acquisition of Tribune Media Company. The purchase price for the Nexstar Stations was $769.9 million which included a base purchase price of $740.0 million and working capital of $29.9 million.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with these acquisitions (in thousands):

	Nexstar Stations	Dispatch Stations	Justice & Quest	Gray Stations	Total

Cash	$—	$2,363	$—	$—	$2,363
Accounts receivable	34,680	26,344	8,501	5,553	75,078
Prepaid and other current assets	3,776	6,092	6,987	987	17,842
Property and equipment	45,186	40,418	361	11,757	97,722
Goodwill	128,191	202,312	23,567	19,405	373,475
FCC licenses	374,269	295,983	—	47,061	717,313
Network affiliation agreements	123,926	60,765	—	14,420	199,111
Retransmission agreements	68,316	33,107	—	12,198	113,621
Other intangible assets	—	—	52,553	—	52,553
Right-of-use assets for operating leases	22,715	362	—	251	23,328
Other noncurrent assets	237	—	5,253	18	5,508
Total assets acquired	$801,296	$667,746	$97,222	$111,650	$1,677,914
Accounts payable	2,037	954	725	1	3,717
Accrued liabilities	8,544	9,011	4,236	1,494	23,285
Deferred income tax liability	—	97,082	(462)	—	96,620
Operating lease liabilities - noncurrent	20,346	226	—	235	20,807
Other noncurrent liabilities	426	—	2,677	—	3,103
Total liabilities assumed	$31,353	$107,273	$7,176	$1,730	$147,532
Net assets acquired	$769,943	$560,473	$90,046	$109,920	$1,530,382

Less: cash acquired	$—	$(2,363)	$—	$—	$(2,363)
Less: fair value of existing ownership	—	—	(12,995)	—	(12,995)
Cash paid for acquisitions	$769,943	$558,110	$77,051	$109,920	$1,515,024

We accounted for each of these acquisitions as business combinations, which required us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired was recorded as goodwill.

During 2020, we continued to analyze information related to the estimated fair values for certain tangible and intangible assets acquired, liabilities assumed and the amount of goodwill recognized for these acquisitions. As a result, measurement period adjustments were reflected in the periods in which the adjustments occurred. The most significant changes were to retransmission agreement intangible assets, which were reduced by $21.3 million and goodwill, the carrying amount of which increased by $18.1 million. As a result of these adjustments, we expect our amortization expense related to intangible assets during fiscal year 2020 to be appropriately $68.0 million. During the three months ended September 30, 2020, we finalized the fair value of assets acquired and liabilities assumed for the acquisitions; therefore, the amounts presented above are now final.

NOTE 3 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	Sept. 30, 2020		Dec. 31, 2019
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,968,693	$—	$2,950,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,104,167	—	2,090,732	—
Amortizable intangible assets:
Retransmission agreements	235,215	(130,236)	256,533	(105,212)
Network affiliation agreements	309,503	(66,569)	309,496	(48,174)
Other	70,610	(21,663)	73,305	(15,066)
Total indefinite-lived and amortizable intangible assets	$2,719,495	$(218,468)	$2,730,066	$(168,452)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements and brand names from our Justice & Quest acquisition, which are also amortized on a straight-line basis over their useful lives.

In the second quarter of 2020, we recognized a $2.1 million impairment charge in connection with eliminating the use of the Justice Network brand name and re-establishing the business under a new brand name called True Crime Network. The impairment was recorded in the “Spectrum repacking reimbursements and other, net” line item of the Consolidated Statements of Income.

Interim impairment assessment

We review our goodwill and intangible assets for impairment at least annually and also when events or changes in circumstances occur that indicate the fair value may be below its carrying amount. As discussed in Note 2, during 2019 we acquired 15 television stations and as such, the indefinite-lived FCC licenses recently acquired have limited valuation headroom as they were recorded at fair value upon acquisition. As a result of the negative effects we expect COVID-19 to have on our future AMS revenue and operating cash flows, we assessed whether it was more likely than not that our FCC licenses, including those that were recently acquired, were impaired.

In performing this assessment, we analyzed the significant inputs used in the fair value determination of the recently acquired FCC license assets. This included reviewing the impact of estimated changes in trends in market revenues and changes in the discount rate on the fair value of our licenses. Based on the analysis performed, we concluded that none of our FCC licenses were more likely than not impaired as of September 30, 2020. However, a sustained economic decline resulting from COVID-19 could result in future non-cash impairment charges of our recently acquired FCC licenses, and any related impairment could have a material adverse impact on our results of operations.

NOTE 4 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2020, and December 31, 2019 (in thousands):

	Sept. 30, 2020	Dec. 31, 2019

Cash value life insurance	$52,050	$52,462
Equity method investments	30,257	27,650
Other equity investments	28,124	32,383
Deferred debt issuance costs	10,279	10,921
Other long-term assets	22,496	21,853
Total	$143,206	$145,269

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

Equity method investments: We hold equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis). In the first quarter of 2020, CareerBuilder sold its employment screening business; our portion on the pre-tax gain of the sale was $18.6 million, and is recorded within “Equity (loss) income in unconsolidated investments, net” on our Consolidated Statement of Income. Our investment balance was $11.1 million and $7.9 million as of September 30, 2020 and December 31, 2019, respectively.

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In the second quarter of 2020, we sold one of these investments for $4.3 million. This investment had previously been recorded at estimated fair value. No gains or losses were recorded on these investments in the first nine months of 2020.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.

NOTE 5 - Income taxes
We generally estimate our annual effective tax rate for the full year and apply that rate to net income before tax in determining the provision for income taxes for interim periods. We record discrete items in each respective interim period as appropriate. However, for the three months ended March 31, 2020, we determined that the annual rate method would not provide for a reliable estimate due to volatility in the forecasting process as a result of the COVID-19 pandemic. As a result, we recorded the provision for income taxes for the three months ended March 31, 2020 using the actual effective rate plus discrete items for the three months ended March 31, 2020 (the “cut-off” method). We recorded the provision for income taxes for the six months ended June 30, 2020 and the nine months ended September 30, 2020 using the annual rate method, consistent with our general practice.

In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including refundable payroll tax credits, deferral of employer social security payments, modifications to the net interest deduction limitations, expansions to the use and carryback of net operating losses, and a technical correction to the depreciation method applicable to qualified improvement property under the 2017 Tax Cuts and Jobs Act. We will benefit from the technical correction for qualified improvement property which allows for an immediate deduction of any eligible leasehold improvements placed in service during 2018 and 2019. We will also benefit from the new depreciation method available for qualified improvement property which allows for an immediate retroactive deduction of certain eligible leasehold improvements previously placed in service. As a result, our 2020 tax payments are reduced by approximately $5 million. There is no change to our tax expense or our effective income tax rate since the changes are payment deferrals only. We will continue to monitor the impact of the CARES Act on our business as conditions change.
Due to guidance from the U.S. Department of the Treasury and the Internal Revenue Service, certain federal income tax payments due before July 15, 2020, were deferred to July 15, 2020. As a result, we made federal income tax payments of $30 million in the third quarter. We estimate making federal income tax payments of $40 million in the fourth quarter.

NOTE 6 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Sept. 30, 2020	Dec. 31, 2019

Unsecured floating rate term loan due quarterly through June 2020	$—	$20,000
Unsecured floating rate term loan due quarterly through September 2020	—	105,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	—	310,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021[1]	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	—	650,000
Borrowings under revolving credit agreement expiring August 2024	175,000	903,000
Unsecured notes bearing fixed rate interest at 5.500% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 4.750% due March 2026	550,000	—
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	—
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,940,000	4,203,000
Debt issuance costs	(40,175)	(26,873)
Unamortized premiums and discounts, net	6,371	3,118
Total long-term debt	$3,906,196	$4,179,245

1 We have the intent and ability to refinance the principal payment due within the next 12 months on a long-term basis through our revolving credit facility. As such, all debt presented in the table above is classified as long-term on our September 30, 2020 Condensed Consolidated Balance Sheet.

On January 9, 2020, we completed a private placement offering of $1.0 billion aggregate principal amount of senior unsecured notes bearing an interest rate of 4.625% which are due in March 2028.

On February 11, 2020 we used the net proceeds from the $1.0 billion senior notes to repay the remaining $310.0 million of unsecured notes bearing fixed rate interest of 5.125%, which were due in July 2020 and $650.0 million of unsecured notes bearing fixed rate interest of 6.375%, which were due in October 2023. We incurred $13.8 million of early redemption fees in relation to the 2023 debt payoff. Additionally, we wrote off $7.9 million of unamortized financing fees and discounts related to the early payoff of the 2020 and 2023 notes. These charges were recorded in the “Other non-operating items, net” within our Consolidated Statement of Income.

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

As of September 30, 2020, cash and cash equivalents totaled $164.6 million and we had unused borrowing capacity of $1.31 billion under our $1.51 billion revolving credit facility (which expires August 2024). We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe that we will remain compliant with all covenants for the foreseeable future.

On September 10, 2020, we completed a private placement offering of $550 million aggregate principal amount of senior unsecured notes bearing an interest rate of 4.750% which are due in March 2026. The proceeds were used to pay down borrowings from our revolving credit facility. Then, on October 13, 2020 we utilized our revolving credit facility to repay the entire

$350 million aggregate principal amount of our 4.875% Senior Notes due in 2021 and $188 million aggregate principal amount of our 5.500% Senior Notes due in 2024 and a $3.4 million redemption premium on our Senior Notes due in 2024. After these payments, our revolving credit facility had an unused borrowing capacity of $950 million as of October 31, 2020.

NOTE 7 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of September 30, 2020, were $121.1 million, of which $6.8 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs, which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2020	2019	2020	2019

Service cost-benefits earned during the period	$1	$2	$5	$6
Interest cost on benefit obligation	4,868	5,761	14,605	17,284
Expected return on plan assets	(7,765)	(6,580)	(23,294)	(19,740)
Amortization of prior service cost	23	23	68	68
Amortization of actuarial loss	1,541	1,521	4,622	4,562
Pension payment timing related charge	—	—	—	686
(Gains from) expense for company-sponsored retirement plans	$(1,332)	$727	$(3,994)	$2,866

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

During the nine months ended September 30, 2020 we made no cash contributions to the TRP, and made $2.4 million during the nine months ended September 30, 2019. We made benefit payments to participants of the SERP of $4.1 million and $6.0 million, during nine months ended September 30, 2020 and 2019, respectively. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2020. We expect to make additional cash payments of $1.8 million to our SERP participants in 2020.

NOTE 8 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Total
Quarters Ended:
Balance at June 30, 2020	$(140,076)	$(103)	$(140,179)
Other comprehensive loss before reclassifications	—	(69)	(69)
Amounts reclassified from AOCL	1,161	—	1,161
Total other comprehensive income	1,161	(69)	1,092
Balance at Sept. 30, 2020	$(138,915)	$(172)	$(139,087)

Balance at June 30, 2019	$(134,233)	$39	$(134,194)
Other comprehensive loss before reclassifications	—	(238)	(238)
Amounts reclassified from AOCL	1,073	—	1,073
Total other comprehensive income	1,073	(238)	835
Balance at Sept. 30, 2019	$(133,160)	$(199)	$(133,359)

	Retirement Plans	Foreign Currency Translation	Total
Nine Months Ended:
Balance at Dec. 31, 2019	$(142,398)	$(199)	$(142,597)
Other comprehensive income before reclassifications	—	27	27
Amounts reclassified from AOCL	3,483	—	3,483
Total other comprehensive income	3,483	27	3,510
Balance at Sept. 30, 2020	$(138,915)	$(172)	$(139,087)

Balance at Dec. 31, 2018	$(136,893)	$382	$(136,511)
Other comprehensive income before reclassifications	—	(581)	(581)
Amounts reclassified from AOCL	3,733	—	3,733
Total other comprehensive income	3,733	(581)	3,152
Balance at Sept. 30, 2019	$(133,160)	$(199)	$(133,359)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, and amortization of actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2020	2019	2020	2019

Amortization of prior service credit, net	$(120)	$(120)	$(360)	$(360)
Amortization of actuarial loss	1,671	1,551	5,013	4,653
Pension payment timing related charges	—	—	—	686
Total reclassifications, before tax	1,551	1,431	4,653	4,979
Income tax effect	(390)	(358)	(1,170)	(1,246)
Total reclassifications, net of tax	$1,161	$1,073	$3,483	$3,733

NOTE 9 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2020	2019	2020	2019

Net Income	$132,270	$48,346	$238,041	$202,280
Net (income) loss attributable to the noncontrolling interest	(51)	—	433	—
Accretion of redeemable noncontrolling interest (see Note 11)	(280)	—	(653)	—
Adjustment of redeemable noncontrolling interest to redemption value	51	—	(433)	—
Earnings available to common shareholders	$131,990	$48,346	$237,388	$202,280

Weighted average number of common shares outstanding - basic	219,579	217,315	218,997	217,040
Effect of dilutive securities:
Restricted stock units	180	607	163	420
Performance shares	216	364	262	312
Stock options	2	24	1	36
Weighted average number of common shares outstanding - diluted	219,977	218,310	219,423	217,808

Net income per share - basic	$0.60	$0.22	$1.08	$0.93
Net income per share - diluted	$0.60	$0.22	$1.08	$0.93

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

In the second quarter of 2019 we recognized a $1.6 million gain on one of our investments due to an observable price increase, which represents a Level 2 input. This gain was recorded in the Other non-operating items, net line item in our Consolidated Statements of Income. No other gains or losses were recorded on these investments in the nine months ended September 30, 2020 or 2019.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.99 billion at September 30, 2020, and $4.32 billion at December 31, 2019.

NOTE 11 – Other matters

Litigation

In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. On November 13 and December 13, 2018, the DOJ and seven broadcasters settled a DOJ complaint alleging the exchange of competitively sensitive information in the broadcast television industry. In June 2019, we and four other broadcasters entered into a substantially identical agreement with DOJ, which was entered by the court on December 3, 2019. The settlement contains no finding of wrongdoing or liability and carries no penalty. It prohibits us and the other settling entities from sharing certain confidential business information, or using such information pertaining to other broadcasters, except under limited circumstances. The settlement also requires the settling parties to make certain enhancements to their antitrust compliance programs, to continue to cooperate with the DOJ’s investigation, and to permit DOJ to verify compliance. We do not expect the costs of compliance to be material.

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

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the DOJ in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. On November 6, 2020, the court denied the motion to dismiss. We deny any violation of law, believe that the claims asserted in the Advertising Cases are without merit, and intend to defend ourselves vigorously against them.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

FCC Broadcast Spectrum Program

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum then occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations relinquished any spectrum rights as a result of the auction. Stations in eighteen of our markets (which include four of our recently acquired stations from 2019 and one station we acquired in 2020 after it had completed its repacking) were repacked to new channels. As of July 3, 2020 - the end of the tenth and last official phase of the FCC’s post-auction transition schedule - all of our repacked stations had moved to their new channels, with one station broadcasting on an interim antenna pending the completion of its main post-auction facility. As of August 20, 2020, all of our repacked stations have completed construction on their permanent post-auction facilities.

The legislation authorizing the incentive auction and repacking established a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. Subsequent legislation enacted on March 23, 2018, appropriated an additional $1 billion for the repacking fund, of which up to $750 million may be made available to repacked full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist affected low power television stations, television translator stations, and FM radio stations, as well for consumer education efforts. On October 7, 2020, the FCC announced that all final invoices and supporting documentation for reimbursement requests will be due no later than (1) October 8, 2021, for full power and Class A TV stations that transitioned in Phase 5 or earlier; (2) March 22, 2022, for full power and Class A TV stations that transitioned in Phase 6 or later; and (3) September 5, 2022, for all other entities entitled to seek repacking-related reimbursements (including low power television stations and television translator stations). By law, the repacking reimbursement program will end July 3, 2023, at which point any remaining unobligated funds will be returned to the U.S. Treasury.

A majority of our capital expenditures in connection with the repack occurred in 2018 and 2019. To date, we have incurred approximately $41.7 million in capital expenditures for the spectrum repack project (of which $6.1 million was paid during the first nine months of 2020). We have received FCC reimbursements of approximately $37.0 million through September 30, 2020. We expect to receive reimbursements for the remaining $4.7 million of our spend upon completion of the FCC’s reimbursement review process. The reimbursements were recorded as a contra operating expense within our “Spectrum repacking reimbursements and other, net” line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

Related Party Transactions

We have an equity and debt investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive where they support our Premion business in acquiring and delivering over-the-top ad impressions. In the third quarter and first nine months of 2020, we incurred expenses of $8.5 million and $32.7 million, respectively, as a result of the commercial agreement with MadHive. In the third quarter and first nine months of 2019, we incurred expenses of $5.8 million and $21.6 million respectively, as a result of the commercial agreement with MadHive. As of September 30, 2020 and December 31, 2019 we had accounts payable and accrued liabilities associated with the commercial agreement of $10.9 million and $4.3 million, respectively.

Sale of minority ownership interest in Premion

On March 2, 2020, we sold a minority ownership interest in Premion, LLC (Premion) for $14.0 million to an affiliate of Gray Television (Gray). In connection with that transaction, Premion and Gray entered into a commercial arrangement under which Gray resells Premion services across all of Gray’s 93 television markets. Our TEGNA stations and Gray each have the right to independently sell Premion’s inventory in markets where we both operate a local television station. The sale of spot television advertising is not part of this agreement, and Gray and our TEGNA stations continue to sell spot advertising for our respective stations without any involvement from the other party.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative media company that serves the greater good of our communities. Our business includes 63 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We also own leading multicast networks True Crime Network and Quest. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

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

As illustrated in the table below, our business continues to evolve toward growing stable and profitable revenue streams. Our high margin subscription and political revenues account for approximately half of our total two-year revenue for the period ending September 30, 2020, and we expect it will account for a larger percentage on a rolling two-year cycle thereafter.

	Two Years Ending September 30,
	2020			2019

Advertising & Marketing Services	47%			53%
Subscription	45%	}	52%	40%	}	46%
Political	7%			6%
Other	1%			1%
Total revenues	100%			100%

Over the past several years, we have transformed our company to become a pure-play broadcasting company, adding approximately 40 stations in attractive markets and divesting non-core assets. During 2019 alone, we completed four strategic acquisitions for a total purchase price of $1.5 billion which enhanced our geographic diversity and bolstered our portfolio of Big Four stations while positioning our company to take full advantage of emerging viewing trends. As a result of this strategic evolution, we have increased revenue and cash flow, reduced economic cyclicality, and continue to be well-positioned to benefit from additional industry consolidation.

Recent Developments from COVID-19

During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions in an effort to slow the spread of the virus. While some of these measures have been lifted or relaxed in certain state and local governments, other jurisdictions have seen increases in new COVID-19 cases resulting in restrictions being reinstated, or new restrictions imposed. Overall however, demand improved for advertising during the second and third quarters as steps toward re-opening were implemented. However, there continues to be considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business.

Despite a strong start to the year, the wide variety of COVID-19 mitigating measures began negatively impacting our AMS revenue stream in mid-March as demand for non-political advertising softened. As noted above, the relative percentage of subscription and political revenues has grown over recent years and we expect this trend to continue. Historically, these revenue streams have been influenced less than AMS when economic conditions change. While the contribution of subscription and political revenues are increasing, AMS revenue still accounts for a significant amount of our total revenue. The impacts to AMS revenues in the near-term have been material. However, on a pro forma basis (assuming the businesses we acquired in mid-2019 were purchased on January 1, 2019) we have experienced sequential year over year improvement in AMS revenue each month since April, the month most significantly impacted since the onset of the pandemic. In the third quarter of 2020, AMS revenue was flat compared to the same period in 2019, due to the partial impact of 2019 acquisitions, return of live sporting events, and stronger than previously expected demand for advertising.

The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (many of which are outside of management’s control), including those presented in Part II, Item 1A. “Risk Factors” of this Quarterly Report. Based on currently known information about COVID-19 trends and the governmental emphasis on re-opening the economy, we expect on a pro forma basis, continued improvement in quarterly year-over-year comparisons for total revenues in the fourth quarter of 2020.

Our broadcast business has been designated an essential business, and therefore, our stations’ operations are continuing with new safeguards put in place to create a safe work environment for our employees. At most of our television stations, a majority of the employees are working remotely. We have also adopted new measures based on current Centers for Disease Control guidelines to keep our employees safe and healthy. Measures include limiting the number of news and production employees in our stations to only those necessary to produce the newscasts, remote interviews, social distancing, and telework for all non-news personnel.

As a result of the near-term impact on non-political advertising demand caused by the COVID-19 pandemic, we implemented cost saving measures to reduce operating expenses and capital expenditures. These measures include implementing temporary furloughs for one week during the second quarter for most personnel, reducing compensation for executives and our board of directors, and reducing non-critical discretionary spending. As is true of most businesses, the ultimate magnitude of the COVID-19 pandemic cannot be reasonably estimated at this time, but we do expect it to continue to have an adverse effect on our near-term AMS revenues.

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
During 2019, we acquired multiple local television stations and multicast networks. Specifically, we acquired the Gray stations (January 2, 2019), Justice (recently rebranded as True Crime Network) and Quest multicast networks (June 18, 2019), the Dispatch stations (August 8, 2019) and the Nexstar stations (September 19, 2019). See Note 2 to the condensed consolidated financial statements for further details. The Dispatch and Nexstar stations are collectively referred to as the “2019 Acquisitions” in the discussion of the results for the quarter ended September 30, 2020 as compared to the same period in 2019. When discussing results for the nine months ended September 30, 2020 compared to the same period in 2019, the “2019 Acquisitions” also includes the multicast networks. The absence of the operating results from these 2019 Acquisitions for the periods prior to their acquisition in our financial statements impacts the year-to-year comparability of our consolidated operating results. The Gray stations do not impact the year-to-year comparability.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2020	2019	Change	2020	2019	Change

Revenues	$738,389	$551,857	34%	$2,000,205	$1,605,542	25%

Operating expenses:
Cost of revenues	379,185	306,474	24%	1,103,920	873,078	26%
Business units - Selling, general and administrative expenses	89,943	78,439	15%	267,919	223,845	20%
Corporate - General and administrative expenses	11,263	29,792	(62%)	61,289	60,363	2%
Depreciation	16,086	15,381	5%	49,697	44,831	11%
Amortization of intangible assets	17,113	15,018	14%	50,577	32,530	55%
Spectrum repacking reimbursements and other, net	(2,902)	(80)	***	(10,533)	(11,399)	(8%)
Total operating expenses	$510,688	$445,024	15%	$1,522,869	$1,223,248	24%

Total operating income	$227,701	$106,833	***	$477,336	$382,294	25%

Non-operating expenses	(53,464)	(53,408)	0%	(169,596)	(127,282)	33%
Provision for income taxes	41,967	5,079	***	69,699	52,732	32%
Net income	132,270	48,346	***	238,041	202,280	18%
Net (income) loss attributable to redeemable noncontrolling interest	(51)	—	***	433	—	***
Net income attributable to TEGNA Inc.	$132,219	$48,346	***	$238,474	$202,280	18%

Net income per share - basic	$0.60	$0.22	***	$1.08	$0.93	16%
Net income per share - diluted	$0.60	$0.22	***	$1.08	$0.93	16%

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

As noted above, while we expect the impacts of the COVID-19 pandemic to continue to have a dampening effect on non-political advertising placements and revenues while containment measures are in place and possibly longer, it is too early to tell with any kind of precision how or the extent to which future declines in non-political advertising revenues, particularly with respect to local AMS advertising, will impact our revenues and operating results in future quarters.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2020	2019	Change	2020	2019	Change

Advertising & Marketing Services	$298,605	$297,333	—%	$822,841	$851,304	(3%)
Subscription	316,677	240,735	32%	972,954	718,472	35%
Political	116,494	8,131	***	181,425	14,064	***
Other	6,613	5,658	17%	22,985	21,702	6%
Total revenues	$738,389	$551,857	34%	$2,000,205	$1,605,542	25%

*** Not meaningful

Total revenues increased $186.5 million in the third quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions contributed revenues of $73.3 million in the third quarter of 2020. Excluding the 2019 Acquisitions, total revenues increased $113.2 million, primarily due to a $95.1 million increase in political advertising, reflecting increased spending on the upcoming elections. Also contributing to the increase was $39.1 million in subscription revenue, primarily due to annual rate increases under existing and newly renegotiated retransmission agreements. This increase was partially offset by a decrease in AMS revenue of $21.7 million. AMS revenue was lower, due to reduced advertising demand primarily caused by COVID-19, partially offset by increases from Premion OTT revenue, increased advertising demand from the return of live sporting events, and an aggregate market share improvement across our portfolio.

In the first nine months of 2020, revenues increased $394.7 million compared to the same period in 2019. Our 2019 Acquisitions contributed total revenues of $270.5 million in the first nine months of 2020. Excluding the 2019 Acquisitions, total revenues increased $124.2 million. This increase is primarily due to an increase in political advertising of $145.7 million, reflecting increased spending on the upcoming elections and $119.1 million increase in subscription revenue for the first nine months of 2020 from annual rate increases under existing and newly renegotiated retransmission agreements. This increase was partially offset by a decline in AMS revenue of $142.4 million primarily driven by reduced advertising demand caused by COVID-19.

Cost of Revenues

Cost of revenues increased $72.7 million in the third quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added cost of revenues of $38.6 million in the third quarter of 2020. Excluding the 2019 Acquisitions, cost of revenues increased $34.1 million. The increase was primarily due to a $33.4 million increase in programming costs, due to the growth in subscription revenues (certain programming costs are linked to such revenues).

In the first nine months of 2020, cost of revenues increased $230.8 million compared to the same period in 2019. Our 2019 Acquisitions added cost of revenues of $149.0 million in the first nine months of 2020. Excluding the 2019 Acquisitions, cost of revenues increased $81.8 million. This increase was primarily due to a $91.0 million increase in programming costs, due to the growth in subscription revenues.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative (SG&A) expenses increased $11.5 million in the third quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added business unit SG&A expenses of $8.2 million in the third quarter of 2020. Excluding the 2019 Acquisitions, SG&A expenses increased $3.3 million primarily due to higher outside professional services costs.

In the first nine months of 2020, business unit SG&A expenses increased $44.1 million compared to the same period in 2019. Our 2019 Acquisitions added business unit SG&A expenses of $33.4 million in the first nine months of 2020. Excluding the 2019 Acquisitions, SG&A expenses increased $10.7 million primarily due to increases to bad debt expense and outside professional services costs.

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

Corporate general and administrative expenses decreased $18.5 million in the third quarter of 2020 compared to the same period in 2019. The decrease was primarily driven by the absence in 2020 of $20.0 million of acquisition-related costs (principally advisory fees) incurred in 2019 associated with acquisitions and strategic initiatives.

In the first nine months of 2020, corporate general and administrative expenses increased $1.0 million compared to the same period in 2019. The increase was primarily due to $23.1 million of costs for successful activism defense and $4.6 million of M&A due diligence costs. Partially offsetting this was a decrease of $29.1 million in acquisition-related costs (principally advisory fees) due to the reduction in acquisition activity in 2020.

Depreciation Expense

Depreciation expense increased by $0.7 million in the third quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added depreciation expense of $2.3 million. Excluding the impact of the 2019 Acquisitions, depreciation expense decreased $1.6 million due to certain assets reaching the end of their assumed useful lives, therefore, becoming fully depreciated.

In the first nine months of 2020, depreciation expense increased $4.9 million compared to the same period in 2019. Our 2019 Acquisitions added depreciation expense of $7.8 million. Excluding the impact of the 2019 Acquisitions, depreciation expense decreased $2.9 million due to certain assets reaching the end of their assumed useful lives.

Amortization Expense

Amortization expense increased $2.1 million in the third quarter of 2020 compared to the same period in 2019. Our 2019 Acquisitions added amortization expense of $3.9 million. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $1.8 million due to certain assets reaching the end of their assumed useful lives, therefore, becoming fully amortized.

In the first nine months of 2020, amortization expense increased $18.0 million as compared to the same period in 2019. Our 2019 Acquisitions added amortization expense of $22.0 million. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $4.0 million due to certain assets reaching the end of their assumed useful lives.

Spectrum Repacking Reimbursements and Other, net

Spectrum repacking reimbursements and other net gains were $2.9 million in the third quarter of 2020 compared to an immaterial amount in the same period in 2019. The 2020 activity is related to $2.9 million of reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking. The 2019 activity consists of gains of $5.5 million from reimbursements received from the FCC for required spectrum repacking, offset by a one-time contract termination and incremental transition costs of $5.5 million related to bringing our national sales organization in-house.

In the first nine months of 2020, we recognized net gains of $10.5 million, compared to $11.4 million recognized in the same period in 2019. The 2020 net gains primarily consist of $12.7 million of reimbursements received from the FCC for required spectrum repacking, partially offset by a $2.1 million impairment charge due to the retirement of a brand name. The 2019 gain primarily relates to $14.0 million of reimbursements received from the FCC for required spectrum repacking and a gain of $2.9 million as a result of the sale of certain real estate. These 2019 gains were partially offset by $5.5 million in one-time contract termination and incremental transition costs discussed above.

Operating Income

Our operating income increased $120.9 million in the third quarter of 2020 compared to the same period in 2019. Results from our 2019 Acquisitions added operating income of $20.4 million in the third quarter of 2020. Excluding the 2019 Acquisitions, operating income increased $100.5 million. The increase was driven by the changes in revenue and expenses discussed above, most notably the increase in political revenue.

Our operating income increased $95.0 million in the first nine months of 2020 compared to the same period in 2019. Our 2019 Acquisitions added operating income of $58.2 million in the first nine months of 2020. Excluding the 2019 Acquisitions, total operating income increased $36.8 million in the first nine months compared to the same period. The increase was driven by the changes in revenue and expenses discussed above.

Non-Operating Expenses

Non-operating expenses increased $0.1 million in the third quarter of 2020 compared to the same period in 2019. Interest expense decreased by $0.6 million driven by a lower average interest rate due to the refinancings undertaken in 2019 and 2020 partially offset by higher average outstanding debt used to finance the 2019 Acquisitions. Total average outstanding debt was $4.04 billion for the third quarter of 2020, compared to $3.38 billion in the same period of 2019. The weighted average interest rate on total outstanding debt was 4.89% for the third quarter of 2020, compared to 5.91% in the same period of 2019.

In the first nine months of 2020, non-operating expenses increased $42.3 million compared to the same period in 2019. This increase was partially due to a $13.8 million call premium related to the repayment of our 2023 Senior Notes, acceleration of $7.9 million of previously deferred financing fees associated with the 2023 and 2020 Senior notes in the first quarter of 2020 due to their early repayment. In addition, the increase was driven by the absence of a $7.3 million gain we recognized from the acquisition of Justice and Quest in 2019 and $13.1 million of gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments in 2019. Further, interest expense increased $15.6 million driven by higher average outstanding debt used to finance the 2019 Acquisitions partially offset by a lower average interest rate due to the refinancings undertaken in 2019 and 2020. The average debt outstanding was $4.12 billion for the first nine months of 2020, compared to $3.08 billion in the same period of 2019. The weighted average interest rate on total outstanding debt was 4.99% for the first nine months of 2020, compared to 6.00% in the same period of 2019. Partially offsetting the increase in non-operating expenses was equity income increase of $7.2 million from our CareerBuilder investment (which sold its employment screening business in 2020 resulting in a pre-tax gain of $18.6 million being recognized by us).

Income Tax Expense

Income tax expense increased $36.9 million in the third quarter of 2020 compared to the same period in 2019. Income tax expense increased $17.0 million in the first nine months of 2020 compared to the same period in 2019. The increases were primarily due to increases in net income before tax. Our effective income tax rate was 24.1% for the third quarter of 2020, compared to 9.5% for the third quarter of 2019. Our effective income tax rate was 22.6% for the first nine months of 2020, compared to 20.7% for the same period in 2019. The tax rate for the third quarter and first nine months of 2019 are lower than the comparable amount in 2020 primarily as a result of the release of certain tax reserves due to a state audit settlement and the expiration of a statute of limitations as well as discrete tax benefits realized related to a 2019 acquisition and a previously-disposed business.

Net Income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $132.2 million, or $0.60 per diluted share, in the third quarter of 2020 compared to $48.3 million, or $0.22 per diluted share, during the same period in 2019. For the first nine months of 2020, net income attributable to TEGNA Inc. was $238.5 million, or $1.08 per diluted share, compared to $202.3 million, or $0.93 per diluted share, for the same period in 2019. Both income and earnings per share were affected by the factors discussed above, most notably, the increase in political revenue reflecting increased spending on the upcoming elections, increase in subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements and decline of AMS due, in part, to reduced advertising demand as a result of the COVID-19 pandemic.

The weighted average number of diluted common shares outstanding in the third quarter of 2020 and 2019 were 220.0 million and 218.3 million, respectively. The weighted average number of diluted shares outstanding in the first nine months of 2020 and 2019 was 219.4 million and 217.8 million, respectively.

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

Management and our Board of Directors use non-GAAP financial measures for purposes of evaluating company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We also believe these non-GAAP measures are frequently used by investors, securities analysts and other interested parties in their evaluation of our business and other companies in the broadcast industry.

We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of spectrum repacking reimbursements and other, gains related to businesses we account for under the equity method, acquisition-related costs, advisory fees related to activism defense, M&A due diligence costs, workforce restructuring costs, intangible asset impairment charges, certain non-operating expenses related to the early extinguishment of debt, and a TEGNA foundation donation. In addition, we have excluded certain income tax special items associated with deferred tax benefits related to partial capital loss valuation allowance release, the tax impacts related to the recent acquisitions and adjustments related to previously-disposed businesses.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net (income) loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity (loss) income in unconsolidated investments, net, (5) other non-operating items, net, (6) workforce restructuring expense, (7) M&A due diligence costs, (8) acquisition-related costs, (9) advisory fees related to activism defense, (10) spectrum repacking reimbursements and other, net, (11) depreciation and (12) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property/equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of Special Charges Affecting Reported Results

Our results included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Quarter and nine months ended September 30, 2020:

•Workforce restructuring expense which included payroll and related benefit costs at our stations (including the shutdown of our TMS Phoenix operations) and corporate headquarters;
•Spectrum repacking reimbursements and other, net consists of gains due to reimbursements from the FCC for required spectrum repacking, partially offset by an intangible asset impairment charge due to the retirement of a brand name;
•Advisory fees related to activism defense;
•M&A due diligence costs we incurred to assist prospective buyers of our company with their due diligence;
•A gain recognized in our equity income in unconsolidated investments, related to our share of CareerBuilder’s gain on the sale of its employment screening business;
•Other non-operating items primarily related to costs incurred in connection with the early extinguishment of debt; and
•Deferred tax benefits related to partial capital loss valuation allowance release.

Quarter and nine months ended September 30, 2019:

•Workforce restructuring expense which included payroll and related benefit costs at our stations and corporate headquarters;
•Acquisition-related costs associated with business acquisitions;
•Spectrum repacking reimbursements and other, net consisting of a gain recognized on the sale of real estate and gains due to reimbursements from the FCC for required spectrum repacking and a one-time contract termination and incremental transition costs related to bringing our national sales organization in-house;
•Gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments;
•Other non-operating items primarily relates to a gain for the remeasurement of our previously held ownership in Justice Network and Quest to fair value, and a charitable donation made to the TEGNA Foundation; and
•Realization of discrete tax benefits related to one of the recent acquisitions and a previously-disposed business.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended September 30, 2020	GAAP measure	Workforce restructuring expense	Spectrum repacking reimbursements and other	Non-GAAP measure

Cost of revenues	$379,185	$(595)	$—	$378,590
Business units - Selling, general and administrative expenses	89,943	(372)	—	89,571
Corporate - General and administrative expenses	11,263	(54)	—	11,209
Spectrum repacking reimbursements and other, net	(2,902)	—	2,902	—
Operating expenses	510,688	(1,021)	2,902	512,569
Operating income	227,701	1,021	(2,902)	225,820
Income before income taxes	174,237	1,021	(2,902)	172,356
Provision for income taxes	41,967	256	(749)	41,474
Net income attributable to TEGNA Inc.	132,219	765	(2,153)	130,831
Net income per share-diluted	$0.60	$—	$(0.01)	$0.59

		Special Items
Quarter ended September 30, 2019	GAAP measure	Acquisition-related costs	Spectrum repacking reimbursements and other	Special tax benefits	Non-GAAP measure

Corporate - General and administrative expenses	$29,792	$(19,973)	$—	$—	$9,819
Spectrum repacking reimbursements and other, net	(80)	—	80	—	—
Operating expenses	445,024	(19,973)	80	—	425,131
Operating income	106,833	19,973	(80)	—	126,726
Income before income taxes	53,425	19,973	(80)	—	73,318
Provision for income taxes	5,079	3,889	(3)	5,992	14,957
Net income attributable to TEGNA Inc.	48,346	16,084	(77)	(5,992)	58,361
Net income per share-diluted (a)	$0.22	$0.07	$—	$(0.03)	$0.27

(a) Per share amounts do not sum due to rounding

		Special Items
Nine months ended September 30, 2020	GAAP measure	Workforce restructuring expense	M&A due diligence costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gains on equity method investment	Other non-operating items	Special tax benefits	Non-GAAP measure

Cost of revenues	$1,103,920	$(595)	$—	$—	$—	$—	$—	$—	$1,103,325
Business units - Selling, general and administrative expenses	267,919	(372)	—	—	—	—	—	—	267,547
Corporate - General and administrative expenses	61,289	(54)	(4,588)	(23,087)	—	—	—	—	33,560
Spectrum repacking reimbursements and other, net	(10,533)	—	—	—	10,533	—	—	—	—
Operating expenses	1,522,869	(1,021)	(4,588)	(23,087)	10,533	—	—	—	1,504,706
Operating income	477,336	1,021	4,588	23,087	(10,533)	—	—	—	495,499
Equity income (loss) in unconsolidated investments, net	8,407	—	—	—	—	(18,585)	—	—	(10,178)
Other non-operating items, net	(17,270)	—	—	—	—	—	21,744	—	4,474
Total non-operating expenses	(169,596)	—	—	—	—	(18,585)	21,744	—	(166,437)
Income before income taxes	307,740	1,021	4,588	23,087	(10,533)	(18,585)	21,744	—	329,062
Provision for income taxes	69,699	256	1,151	5,801	(2,766)	(4,670)	5,463	3,944	78,878
Net income attributable to TEGNA Inc.	238,474	765	3,437	17,286	(7,767)	(13,915)	16,281	(3,944)	250,617
Net income per share-diluted (a)	$1.08	$—	$0.02	$0.08	$(0.04)	$(0.06)	$0.07	$(0.02)	$1.14

(a) Per share amounts do not sum due to rounding

		Special Items
Nine months ended September 30, 2019	GAAP measure	Workforce restructuring expense	Acquisition-related costs	Spectrum repacking reimbursements and other	Gain on equity method investment	Other non-operating items	Special tax benefits	Non-GAAP measure

Cost of revenues	$873,078	$(875)	$—	$—	$—	$—	$—	$872,203
Business units - Selling, general and administrative expenses	223,845	(376)	—	—	—	—	—	223,469
Corporate - General and administrative expenses	60,363	(201)	(29,092)	—	—	—	—	31,070
Spectrum repacking reimbursements and other, net	(11,399)	—	—	11,399	—	—	—	—
Operating expenses	1,223,248	(1,452)	(29,092)	11,399	—	—	—	1,204,103
Operating income	382,294	1,452	29,092	(11,399)	—	—	—	401,439
Equity income (loss) in unconsolidated investments, net	10,922	—	—	—	(13,126)	—	—	(2,204)
Other non-operating items, net	6,962	—	—	—	—	(6,285)	—	677
Total non-operating expense	(127,282)	—	—	—	(13,126)	(6,285)	—	(146,693)
Income before income taxes	255,012	1,452	29,092	(11,399)	(13,126)	(6,285)	—	254,746
Provision for income taxes	52,732	359	5,931	(2,850)	(3,169)	(1,574)	5,992	57,421
Net income attributable to TEGNA Inc.	202,280	1,093	23,161	(8,549)	(9,957)	(4,711)	(5,992)	197,325
Net income per share-diluted	$0.93	$0.01	$0.11	$(0.04)	$(0.05)	$(0.02)	$(0.03)	$0.91

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2020	2019	Change	2020	2019	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$132,219	$48,346	***	$238,474	$202,280	18%
Plus (Less): Net income (loss) attributable to redeemable noncontrolling interest	51	—	***	(433)	—	***
Plus: Provision for income taxes	41,967	5,079	***	69,699	52,732	32%
Plus: Interest expense	51,896	52,454	(1%)	160,733	145,166	11%
Plus (Less): Equity loss (income) in unconsolidated investments, net	2,529	491	***	(8,407)	(10,922)	(23%)
(Less) Plus: Other non-operating items, net	(961)	463	***	17,270	(6,962)	***
Operating income (GAAP basis)	227,701	106,833	***	477,336	382,294	25%
Plus: Workforce restructuring expense	1,021	—	***	1,021	1,452	(30%)
Plus: M&A due diligence costs	—	—	***	4,588	—	***
Plus: Acquisition-related costs	—	19,973	***	—	29,092	***
Plus: Advisory fees related to activism defense	—	—	***	23,087	—	***
Less: Spectrum repacking reimbursements and other, net	(2,902)	(80)	***	(10,533)	(11,399)	(8%)
Adjusted operating income (non-GAAP basis)	225,820	126,726	78%	495,499	401,439	23%
Plus: Depreciation	16,086	15,381	5%	49,697	44,831	11%
Plus: Amortization of intangible assets	17,113	15,018	14%	50,577	32,530	55%
Adjusted EBITDA (non-GAAP basis)	259,019	157,125	65%	595,773	478,800	24%
Corporate - General and administrative expense (non-GAAP basis)	11,209	9,819	14%	33,560	31,070	8%
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$270,228	$166,944	62%	$629,333	$509,870	23%

*** Not meaningful

In the third quarter of 2020 Adjusted EBITDA margin was 37% without corporate expense or 35% with corporate expense, compared to third quarter of 2019 Adjusted EBITDA margin of 30% without corporate expense or 28% with corporate expense. For the nine months ended September 30, 2020, Adjusted EBITDA margin was 31% without corporate expense or 30% with corporate expense, compared to nine months ended September 30, 2019 Adjusted EBITDA of 32% without corporate expense or 30% with corporate expense. The increases in Adjusted EBITDA margins are primarily driven by the increase in high-margin political revenue reflecting increased spending on the upcoming elections, as well as an increase in subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements.

Our total Adjusted EBITDA increased $101.9 million in the third quarter of 2020 compared to 2019. Our 2019 Acquisitions added Adjusted EBITDA of $26.6 million. Excluding the 2019 Acquisitions, Adjusted EBITDA increased by $75.3 million. This increase was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in political revenue.
For the first nine months of 2020, Adjusted EBITDA increased $117.0 million primarily due to the same factors affecting the third quarter. Our 2019 Acquisitions added Adjusted EBITDA of $88.1 million. Excluding the 2019 Acquisitions, Adjusted EBITDA increased by $28.9 million. This increase was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in political revenue.

Free Cash Flow Reconciliation

Our free cash flow, a non-GAAP performance measure, was $391.4 million in the first half of 2020 compared to $265.4 million for the same period in 2019.

Reconciliations from “Net income” to “Free cash flow” follow (in thousands):

	Nine months ended Sept. 30,
	2020	2019	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$238,474	$202,280	18%
Plus: Provision for income taxes	69,699	52,732	32%
Plus: Interest expense	160,733	145,166	11%
Plus: M&A due diligence costs	4,588	—	***
Plus: Acquisition-related costs	—	29,092	***
Plus: Depreciation	49,697	44,831	11%
Plus: Amortization	50,577	32,530	55%
Plus: Stock-based compensation	12,578	13,887	(9%)
Plus: Company stock 401(k) contribution	13,023	6,486	***
Plus: Syndicated programming amortization	53,599	42,510	26%
Plus: Workforce restructuring expense	1,021	1,452	(30%)
Plus: Advisory fees related to activism defense	23,087	—	***
Plus: Cash dividend from equity investments for return on capital	5,771	751	***
Plus: Cash reimbursements from spectrum repacking	12,670	13,975	(9%)
Plus: Other non-operating items, net	17,270	(6,962)	***
Less: Net loss attributable to redeemable noncontrolling interest	(433)	—	***
Less: Income tax payments, net of refunds	(39,872)	(73,457)	(46%)
Less: Spectrum repacking reimbursements and other, net	(10,533)	(11,399)	(8%)
Less: Equity income in unconsolidated investments, net	(8,407)	(10,922)	(23%)
Less: Syndicated programming payments	(52,840)	(40,038)	32%
Less: Pension contributions	(4,192)	(8,407)	(50%)
Less: Interest payments	(174,575)	(117,913)	48%
Less: Purchases of property and equipment	(30,583)	(51,231)	(40%)
Free cash flow (non-GAAP basis)	$391,352	$265,363	47%

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

The COVID-19 pandemic has had far-reaching material adverse impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. The full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain and is evolving. In light of the uncertain and evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to mitigate the financial impact of the pandemic, and minimize the resultant risks to our company, employees, our shareholders, customers, and the communities in which we serve. Such steps include the following:

•Halted the discretionary repayment of short-term borrowings resulting in the build up our cash balance to approximately $164.6 million as of September 30, 2020;
•Refinanced $538.0 million of debt with maturities in 2021 or 2024 to 2026;
•Amended our revolving credit facility on June 11, 2020 to extend the initial step-down of the maximum permitted total leverage ratio by 15 months. Under the amendment our total leverage ratio will remain at 5.5x until the fiscal quarter ending March 31, 2022;
•Implemented temporary company-wide one-week furlough program of our workforce during the second quarter of 2020;
•Announced temporary pay reductions of 8% for certain key newsroom personnel, 20% for general managers and corporate senior vice presidents, and 25% for our CEO and Board of Directors during the second quarter of 2020, in lieu of the one week furlough;
•Reduced and/or deferred capital expenditures and non-critical operating expenses; and
•Implemented travel bans and restrictions.

Further, in response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures. We believe we will benefit from the CARES Act as a result of lower 2020 tax payments of approximately $5 million from the provisions that allow for (1) immediate deduction of any eligible leasehold improvements placed in service during 2018 and 2019, and (2) temporary relaxation of net interest deduction limitations which will allow us to immediately deduct 2019 interest expense that would other otherwise have been disallowed and carried forward to future periods. We also elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the CARES Act. The deferral is effective from March 27, 2020 through December 31, 2020. We estimate the cash flow benefit of this to be approximately $20 million in 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

In addition, due to guidance from the U.S. Department of the Treasury and the Internal Revenue Service, certain federal income tax payments due before July 15, 2020, were deferred to July 15, 2020. As a result, we made federal income tax payments of $30 million in the third quarter. We estimate making federal income tax payments of $40 million in the fourth quarter of 2020.

As of September 30, 2020, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement and term loan agreements, was 4.4x, well below the permitted leverage ratio of less than 5.5x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

We often present a different leverage ratio in our investor communications than the one required to be computed by our revolving covenant agreement. The ratio disclosed in our investor communications, which is regularly reviewed by our management and our board of directors, was 4.5x as of September 30, 2020. The primary difference between this computation and the leverage ratio calculated in accordance with our revolving credit agreement is the definition of adjusted EBITDA in the revolving credit agreement version requires additional adjustments to add back non-cash compensation and contractual synergy benefits during periods in the trailing eight quarters that preceded the acquisition.

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

On September 10, 2020, we completed a private placement offering of $550 million aggregate principal amount of senior unsecured notes bearing an interest rate of 4.750% which are due in March 2026. The proceeds were used to pay down borrowings from our revolving credit facility. Then, on October 13 ,2020 we utilized our revolving credit facility to repay the entire $350 million aggregate principal amount of our 4.875% Senior Notes due in 2021 and $188 million aggregate principal amount of our 5.500% Senior Notes due in 2024 and a $3.4 million redemption premium on our Senior Notes due in 2024.

As of September 30, 2020, our total debt was $3.9 billion, cash and cash equivalents totaled $164.6 million, and we had unused borrowing capacity of $1.31 billion under our revolving credit facility. Approximately $3.77 billion, or 96%, of our debt has a fixed interest rate. Following the October debt payments we had an unused borrowing capacity on our revolving credit facility of $950 as of October 31, 2020. Based on operating trends, we now expect that our net leverage ratio (as calculated for investor communications) will be 4.2x or less by the end of 2020.

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

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2020	2019

Balance of cash and cash equivalents beginning of the period	$29,404	$135,862

Operating activities:
Net income	238,041	202,280
Depreciation, amortization and other non-cash adjustments	117,468	75,084
Pension contributions, net of expense	(8,144)	(5,543)
Decrease (increase) in trade receivables	73,838	(24,708)
Increase (decrease) in interest and taxes payable	13,793	(1,815)
Other, net	80,755	(30,713)
Cash flow from operating activities	515,751	214,585

Investing activities:
Payments for acquisitions of businesses and other assets, net of cash acquired	(15,841)	(1,507,483)
All other investing activities	(8,571)	(15,544)
Cash flow used for investing activities	(24,412)	(1,523,027)

Cash flow (used for) provided by financing activities	(356,157)	1,181,774
Increase (decrease) in cash and cash equivalents	135,182	(126,668)
Balance of cash and cash equivalents end of the period	$164,586	$9,194

Operating Activities - Cash flow from operating activities was $515.8 million for the nine months ended September 30, 2020, compared to $214.6 million for the same period in 2019. This increase was primarily driven by the $167.4 million increase in political revenue in 2020. As political advertisements are typically paid upfront, they provide an immediate benefit to operating cash flow as compared to non-political advertising which is billed and collected in arrears after the advertisement has been delivered. Also contributing to the increase was a favorable change in accounts receivable of $98.5 million due to increases in cash collection on AMS revenue and decrease in tax payments of $33.6 million. The 2019 Acquisitions and higher subscription revenue also contributed to the increase.

Investing Activities - Cash flow used for investing activities was $24.4 million for the nine months ended September 30, 2020, compared to $1,523.0 million for the same period in 2019. The decrease was primarily due to $15.8 million being spent on acquisitions in 2020 as compared to cash used in the acquisitions of the Gray Stations, Justice and Quest multicast networks, Dispatch stations, and Nexstar stations for $1,507.5 million in the first nine months of 2019.

Financing Activities - Cash flow used for financing activities was $356.2 million for the nine months ended September 30, 2020, compared to $1,181.8 million for the same period in 2019. The change was primarily due to debt activity in 2020. Specifically, in January 2020 we issued $1.0 billion of unsecured notes, the proceeds of which were used to early redeem $650.0 million of unsecured notes due in October 2023 and $310.0 million due in July 2020. Additionally, in September 2020 we issued $550 million of senior unsecured notes. We incurred fees of $36.9 million related to these debt issuances, and an amendment of the revolving credit facility. We also paid down $728.0 million on our revolving credit facility early in the first nine months of 2020 as compared to borrowing $223.0 million in the first nine months of 2019.
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

As of September 30, 2020, approximately $3.77 billion of our debt has a fixed interest rate (which represents approximately 96% of our total principal debt obligation). Our remaining debt obligation of $175 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $0.9 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.99 billion as of September 30, 2020 and $4.32 billion as of December 31, 2019.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2020, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the third quarter of 2020, we implemented an enterprise resource planning, or ERP, system. This upgraded system is a systems improvement initiative and is not in response to any identified deficiency or weakness in our internal control over financial reporting. We reviewed the implementation effort as well as the impact on our internal controls over financial reporting and where appropriate, made changes to our controls to address the system changes. We believe that the internal control changes resulting from the new ERP implementation provide a more effective management of our business operations and improve the overall control environment.

There have been no other material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A resurgence in the rate of COVID-19 infections that is significant enough to force widespread business closures could materially and adversely affect our financial condition, results of operations and cash flows.
During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States have responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and restricting travel. Such control measures have resulted in cancellation or postponement of sporting events, including the Olympics, and suspension of popular entertainment content production. The mitigating control measures began negatively impacting our AMS revenue stream in mid-March as demand for non-political advertising softened. During the second and third quarters, certain state and local governments began to implement multi-step policies towards re-opening and lifting the control measures. Demand improved for advertising as this occurred. However, some states which re-opened also experienced increases in new COVID-19 cases, forcing some to reinstate control measures and restrict public gatherings.

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

While we cannot at this time predict the full impact of the COVID-19 pandemic, it has had, and is likely to continue to have a dampening effect on our near-term AMS revenues. In addition, a sustained adverse impact on our non-political advertising from the COVID-19 pandemic could eventually impact our ability to maintain compliance with covenants under our revolving credit facility in the future further affecting our liquidity and financial condition. In addition, we may experience an increased risk of undetected malicious cyber-security attacks due to our workforce working remotely. We continue to closely monitor the situation, to assess further possible implications to our business and customers, and to take actions in an effort to mitigate adverse consequences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300.0 million of our common stock over three years, expiring in September 2020. During the third quarter of 2020, no shares were repurchased and, approximately $279.1 million remained under this program upon its expiration. As a result of our 2019 Acquisitions, we had suspended share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3-1	Third Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007).

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015).

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015).

3-2	By-laws, as amended through July 24, 2018. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018).

4-1	Fifteenth Supplemental Indenture, dated as of September 10, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 9, 2020	TEGNA, INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)