Form 10-K
period 2020-12-31
TEGNA INC
filed 2021-03-01
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2020, was $2,425,933,543. The registrant has no non-voting common equity. As of February 19, 2021, 219,656,092 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our 2021 definitive proxy statement are incorporated by reference into Part III of this Form 10-K. The 2021 definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2020.

INDEX TO TEGNA INC.
2020 FORM 10-K

PART I

ITEM 1.BUSINESS

Our Business Overview

We are an innovative media company serving the greater good of our communities. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing services. With 64 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We also own leading multicast networks True Crime Network and Quest. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers on all devices and platforms they use to consume news content. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, Alfred I. DuPont-Columbia and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital and over-the-top (OTT) platforms, including Premion, our OTT advertising network.

Over the past several years, we have transformed our company to become a pure-play broadcasting company, adding more than 40 stations in attractive markets and divesting non-core assets. In 2019, we completed four strategic acquisitions for a total purchase price of approximately $1.5 billion which enhanced our geographic diversity and bolstered our portfolio of Big Four stations while positioning our company to take full advantage of emerging viewing trends. We now operate one of the largest U.S. broadcasting groups, and are a leading local news and media content provider in the markets we serve. As a result of this strategic evolution, we have increased revenue and cash flow, reduced economic cyclicality, and continue to be well-positioned to benefit from additional industry consolidation.

COVID-19 Pandemic

During fiscal year 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. The COVID-19 pandemic has brought unprecedented challenges and widespread economic and social change throughout the United States. At the same time, this past year demonstrated the strength and resiliency of our business and core strategy, and illustrated the meaningful role we play in keeping our local communities safe and informed. This year more than ever TEGNA stations’ local news broadcasts have been a trusted and critical source of information for our communities. TEGNA stations reported essential information about the pandemic and its local impact, using experts to explain medical and scientific data to our audiences, in addition to providing the latest information about how to stay safe including local distribution plans for COVID-19 vaccines. TEGNA stations also were a trusted resource in helping viewers deal with the impacts of the pandemic, providing information on relief efforts and how to apply for government programs.

In response to the pandemic, federal and state governments in the United States instituted a wide variety of mitigating control measures, including mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions in an effort to slow the spread of the virus. While some of these measures have been lifted or relaxed in certain state and local governments, other jurisdictions have seen increases in new COVID-19 cases resulting in restrictions being reinstated, or new restrictions imposed. These variations in COVID-19 mitigating measures began negatively impacting our advertising and marketing services (AMS) revenue stream in mid-March 2020 as demand for non-political advertising softened. However, overall advertising demand improved during the year for non-political advertising as steps toward re-opening were implemented and as federal government stimulus programs were enacted. In late 2020, vaccines for combating COVID-19 were approved in the United States and began to be administered. However, initial quantities of the vaccines are limited and vaccine distributions are controlled by local authorities.

The impact of COVID-19 and the extent of its adverse impact on our financial and operating results will be dictated by the length of time that the pandemic continues to affect our advertising customers. This will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related U.S. government actions to prevent and manage the virus spread, all of which are uncertain and cannot be predicted.

Our Operating Structure

We have one operating and reportable segment which generated revenues of $2.9 billion in 2020. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites and tablet and mobile products; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2020, 2018) and particularly in the second half of those years; and 4) other services, such as production of programming and advertising material.

The advertising revenues generated by a station’s local news programs make up a significant part of its total advertising revenues. Advertising pricing is influenced by demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local populations, the concentration of businesses, local economic conditions, and the popularity or ratings of the station’s programming. Almost all national advertising is placed through our centralized internal national sales force, while local advertising time is sold by each station’s own local sales force.

Our portfolio of “Big 4” NBC, CBS, ABC and FOX stations operate under long-term network affiliation agreements. Generally, a network provides programs to its affiliated television stations and the network sells commercial advertising for certain of the available advertising spots within the network programs, while our television stations sell the remaining available commercial advertising spots. Our television stations also produce local programming such as news, sports, weather, and entertainment.

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

As illustrated in the table below, our business continues to evolve toward growing recurring and highly profitable revenue streams, driven by the increasing concentration of both political and subscription revenue streams. As a result of the growing importance of even-year political advertising on our results, management increasingly looks at revenue trends over two-year periods. High margin-subscription and political revenues account for approximately half of our total two-year revenue, a trend that began in 2019, and are expected to comprise an increasingly larger percentage on a rolling two-year cycle thereafter.

	Combined Two Year Period
	2019 - 2020			2018 - 2019

Advertising & Marketing Services	46%			52%
Subscription	44%	}	53%	41%	}	47%
Political	9%			6%
Other	1%			1%
Total revenues	100%			100%

Our Strategy
Our highly qualified Board of Directors is actively engaged and regularly reviews, guides and oversees the development and implementation of our long-term strategic plan. Our Board of Directors and management team are committed to executing on the following five-pillar strategy designed to create shareholder value.

1.Continue to be a best-in-class operator;
2.Aggressive yet disciplined pursuit of accretive M&A opportunities, including adjacent businesses and technologies;
3.Pursuing growth opportunities through organic innovation, such as Premion, our best in class OTT advertising service;
4.Maintaining a strong balance sheet; and
5.Commitment to strong free cash flow generation and optimized capital allocation process.

1. Continue to be a best-in-class operator:

Grow subscription revenue. Subscription revenue has steadily increased in the last several years, better reflecting the value of the content that our business provides. Pursuant to Federal Communications Commission (FCC) rules, every three years a local television station must elect to either (1) require cable and/or direct broadcast satellite operators to carry the station’s signal or (2) require such cable and satellite operators to negotiate retransmission consent agreements to secure carriage. At present, we have retransmission consent agreements with almost all cable operators, telecommunications and satellite providers in our television stations’ markets for carriage of those stations. During the fourth quarter of 2020, we renewed our multi-year distribution agreements with several major cable providers representing approximately 35% of our paid subscribers at leading Big Four affiliate rates. These renewed agreements provide additional transparency and predictability into the expected future growth of our subscription revenues.

Our scale and strength in local content have contributed to our ability to grow our subscription revenue beyond traditional multichannel video programming distributors (MVPDs) into the growing OTT or streaming space. Migrating our content onto OTT platforms allows us to reach an additional demographic of newer viewers that consume content online rather than via traditional television platforms, enabling us to expand our subscription revenues and deliver advertising products to a broader viewing audience.

We have OTT distribution deals with major network partners and streaming services such as Hulu, YouTube TV and AT&T TV, permitting them to carry our stations’ content. Because our stations predominantly serve large markets that are pivotal to the success of companies offering platforms in the OTT space, our distribution agreements with these partners and streaming services contain financial terms similar to those in our more traditional distribution agreements with cable and satellite operators.

Affiliation agreements. We are the largest independent owner of NBC affiliated stations and second largest independent owner of CBS affiliated stations (based on TV homes reached as reported by Nielsen, September 26, 2020). During 2020, we successfully executed multi-year renewal of our affiliation agreement with NBC (extended to early 2024). In 2019, we executed multi-year renewals with CBS (extended through 2022), ABC (extended through 2023), and Fox (extended through 2022).

2020 Political cycle. As a result of our 2019 acquisitions (discussed below), we have strategically expanded our portfolio to include additional key political markets which enabled us to benefit from record political advertising in 2020. Our broadcasting assets, paired with Premion, offer political campaigns the ability to reach voters across the country, not just in our TEGNA television markets. Political advertising has proven to be a strong, dependable revenue stream that was less influenced by the negative impacts that the COVID-19 pandemic had on our economy. We believe we are well-positioned for political revenues in even years to come.

Improve the value we bring to advertisers. We provide our clients with data-driven integrated marketing services, using a holistic approach that puts their advertising dollars to work in the channels that make the most sense for them, regardless of the platform. We continue to expand market share in our marketing services business through our sales transformation efforts, including innovations like our centralized 360-degree marketing services agency, and a well-trained, solutions-oriented salesforce. We are also pursuing new technology initiatives that make television advertising easier to buy and are using data analytics to provide insights on consumer traffic and purchasing decisions to advertisers.

Cost initiatives. We have implemented several significant cost-reduction initiatives and are in the process of implementing additional such initiatives. These efforts include implementation of shared service support centers for all back-office support functions, completion of company-wide financial systems consolidation in mid-2020, and automation of sales support processes as well as other key traffic monitoring functions.

In order to mitigate the near-term impact on non-political advertising demand caused by the COVID-19 pandemic, we implemented additional cost saving measures in the first and second quarters of 2020 to reduce operating expenses and capital expenditures. These measures included implementing temporary one-week furloughs during the second quarter of 2020 for most personnel, reducing compensation for executives and our board of directors, and reducing non-critical discretionary spending.

2. Aggressive yet disciplined pursuit of accretive M&A opportunities, including adjacent businesses and technologies:

Our strong balance sheet and cash flow generation enables us to opportunistically grow the business through accretive acquisitions. Since 2013, we have acquired more than 40 stations and transformed into a pure-play broadcast company with a robust portfolio. In 2019, we identified and executed on significant M&A opportunities with clear and achievable synergies, closing on four important acquisitions encompassing 15 television stations and two radio stations. We now own 64 television stations in 51 markets with a concentration of Big Four stations in large, demographically growing markets, and an emphasis on important political markets. In addition, in 2019, we completed the acquisition of multicast networks Justice Network (which has since been rebranded as True Crime Network) and Quest from Cooper Media. True Crime Network and Quest are two leading multicast networks that offer unique ad-supported programming. True Crime Network’s content is focused on true-crime genre, while Quest features factual-entertainment programs such as science, history, and adventure-reality series.

While the COVID-19 pandemic and its economic effects curtailed M&A activity in 2020, we continue to identify and evaluate all opportunities, including adjacent businesses and technologies, to add value for our shareholders via accretive acquisitions. In early 2021, we announced the acquisition of Locked On Podcast Network, a leading and innovative podcast network for local sports. Locked On produces daily shows for every team across the four major professional sports leagues, as well as more than 30 college sports programs. Locked On will expand TEGNA’s presence in the quickly growing podcast market, joining digital content studio VAULT Studios (discussed further below) and stations’ podcasting efforts, and build on TEGNA’s overall sports footprint. Locked On publishes more than 600 podcast episodes each week, generating eight million listens a month. Its podcasts were downloaded more than 80 million times in 2020.

3. Pursuing growth opportunities through organic innovation such as Premion, our best in class OTT advertising service:

Continue to innovate in our content offerings to our consumers. Our trusted, local content is the driver of our success across all distribution channels and is a key ingredient that powers our current and future revenues. Our scale has allowed us to invest in comprehensive content and digital innovation initiatives. Our focus on data-driven editorial processes, new storytelling formats, and unique visual presentations across all our platforms are helping us to advance our goal of making our content the consumers’ first choice, regardless of platform.

In 2020, we continued significant efforts to embrace change, transform our content and connect with audiences in unique and powerful ways. Our culture encourages and embraces bold thinking and ideas from across the company. We are creating unique, live and original content in news and non-news time periods to meet changing viewer habits. In an on-demand OTT world, live, locally-relevant content is becoming increasingly important, and we are acting on that trend. We have continued to make wholesale transformations of our local news operations. We have invested in true digital-first newsrooms, leveraging analytics to better serve audiences and clients on-air and via mobile devices.

We are recognized for both our journalistic excellence and for our innovation in reinventing local journalism in the digital age. In 2020, TEGNA was named Multiplatform Broadcaster of the Year by Broadcasting+Cable, a leading industry publication, for excellence across television, digital and OTT platforms. TEGNA stations also received 88 Regional Edward R. Murrow Awards for excellence in broadcast journalism, more than any other local broadcast television group. We had 29 TEGNA stations receive Regional Murrow Awards, including eight for overall excellence, the highest honor awarded. Five TEGNA stations won for excellence in innovation, which awards innovations that “enhance the quality of journalism and the audience’s understanding of news.” In addition, TEGNA’s commitment to transform local news in the digital age resulted in 10 awards inspired by TEGNA’s dedicated innovation process, while TEGNA also won 11 awards for excellence in multimedia or social media. Our WFAA station in Dallas, Texas, was honored for “VERIFY Road Trip: Climate Truth,” which took a climate change skeptic on a journey through Texas and Alaska to meet experts and witness first-hand the effects of global warming.

Our most innovative ideas frequently come from our employees who take active part in generating new ideas and pilots through a recurring, structured process. This has resulted in the creation of new digital-first episodic investigations; multiplatform news fact-checking segments like “VERIFY”; unique local news programs; and the launch in 2019 of an in-house digital production and distribution studio, VAULT Studios. VAULT Studios leverages our stations’ robust archives of investigative stories and has quickly gained a reputation as a premier podcast studio for fans of true crime. Several VAULT Studios productions have been among the top 10 true crime podcasts on the Apple Podcasts app in 2020.

We produce the daily live, multi-platform syndicated news and entertainment program “Daily Blast LIVE” (or DBL) out of KUSA in Denver. Now in its fourth year, “Daily Blast LIVE” is carried in all TEGNA markets and in select non-TEGNA markets, together covering 48% of U.S. markets, up from 43% in the show’s third year. “Daily Blast LIVE” is a true multi-platform play, broadcast across linear TV, digital and social media. The program is live 5 days a week, 50 weeks a year and streams 4.5 hours of trending news each day on YouTube, Facebook, Twitter, Twitch DBL.com, the DBL app and TEGNA’s stations apps on Roku.

In July 2020, we announced the rebranding of Justice Network to True Crime Network and the launch of our first streaming service, capitalizing on the rapidly growing over-the-air and OTT television viewing platforms. The True Crime Network streaming app is available on Roku, Amazon Fire TV and Apple TV, via mobile and tablet on iOS and Android devices, Chromecast, and on the web. True Crime Network offers a unique entertainment experience for true crime fans, integrating the 24/7 multicast network with a free, on-demand streaming service and high-quality true crime podcasts from TEGNA’s VAULT Studios. True Crime Network’s on-demand streaming service is dedicated exclusively to true crime content and programming. The service includes free, ad-supported on-demand episodes across mobile and connected television apps. With hundreds of hours of on-demand content from the network’s library, True Crime Network also features original programs developed from TEGNA stations’ vast library of true crime and investigative content.

Increase engagement across all platforms. Through websites, mobile and OTT apps we extend our local brands reaching almost 70 million unique visitors per month. As the consumption of content on digital platforms increases, we have continued to make investments in developing new ways of connecting with local audiences and enhancing our digital capabilities. In 2020, this included initiatives focused on expanding our digital footprint across TEGNA-owned and third-party digital and OTT platforms; the continued development of new consumer products that enhance the viewer experience or generate revenue, and greater integration of user-generated content to drive audience engagement and add a hyperlocal layer to our news coverage.

•Expanded digital footprint: The COVID-19 pandemic generated increased demand for fact-checking to combat the proliferation of misinformation. In response, stations’ VERIFY fact-checking reporting was expanded across all platforms, and in August TEGNA launched VERIFY on Snapchat’s Discover platform, reaching a new and younger audience among Snapchat’s approximately 90 million daily active users in North America. VERIFY episodes have received a robust following since launching on Snapchat, with approximately 169,000 subscribers and 8.3 million unique viewers (through February 2021). More than 50% of VERIFY’s audience on Snapchat is under the age of 25, broadening our reach with younger news consumers.

•Developing and enhancing consumer products: In 2020, we completed an update of our stations’ OTT streaming apps on Roku, enhancing the experience for viewers. In December, we began rolling out OTT streaming apps for our stations on Amazon Fire TV. With the rollout on Amazon Fire TV, TEGNA stations’ local news and other programming is available to consumers on the two dominant OTT streaming media players, which comprise 70% of the U.S. market. TEGNA’s OTT station apps offer streaming viewers free, ad-supported access to live news and the most recent news broadcasts, breaking news and weather forecasts, in addition to VERIFY fact-checking reports and our live entertainment program, Daily Blast LIVE.

•User-generated content: During the pandemic, TEGNA scaled its user-generated content platform to allow viewers to simultaneously text questions, photos and video directly to their local TEGNA station, allowing our news teams to communicate with viewers, solicit feedback, keeping them better informed across all platforms and devices. TEGNA also launched Near Me, a hyperlocal mobile app feature that allows audience members to share photos and videos and see the latest news in their communities from both local stations and neighbors. This proved especially useful in Minneapolis during the George Floyd protests, as users could see what was happening around them during the protests and upload their own content. It has also been a central part of TEGNA station’s coverage of hurricanes, wildfires and other major news events taking place in our markets. These innovations are helping us forge closer relationships with our audience and better serve them with relevant information that’s happening in their neighborhoods TEGNA stations now receive more than 100,000 text messages per month from viewers.

In late 2016, we launched Premion, the industry’s first local advertising network for over-the-top streaming and connected TV platforms. Premion is a one-stop-shop for local, regional and national brands to place advertising in premium, brand safe long-form programs across streaming devices, smart TVs and web browsers. With directly-sourced inventory from 125+ branded networks, high quality inventory, advanced targeting and performance insights, Premion is a highly desirable and effective way for advertisers to reach a highly-engaged streaming audience of so-called cord cutters, cord nevers and cord stackers in a targeted manner, and has enabled us to expand our revenue base and to reach new markets. Our large, local salesforce is leveraging relationships with local and regional advertisers to sell Premion inventory to deliver scale and measurable outcomes at the local level. Premion continues to deliver strong revenue growth, up more than 40% in 2020 compared to 2019, with revenue of more than $145 million in 2020. We expect Premion to have similar percentage growth in 2021.

On March 2, 2020, we sold a minority ownership interest in Premion for $14.0 million to an affiliate of Gray Television (Gray). In connection with that transaction, Premion and Gray entered into a commercial arrangement under which Gray resells Premion services across all of Gray’s 93 television markets. Our TEGNA stations and Gray each have the right to independently sell Premion’s inventory in markets where we both operate a local television station. With this additional sales channel, our combined TEGNA, Gray and Premion direct sales force reaches OTT viewers in more than 70% of the U.S. households.

Invest in new growth initiatives. We are further diversifying our revenue base by investing in new business models that leverage our strong assets and scale.

•Intelligent Ad Automation. Premion has been our first investment in intelligent ad automation. Premion has partnered with MadHive (one of our strategic equity investments) to create a technology platform to aggregate inventory from OTT providers and then resell the inventory to local and regional advertisers leveraging our salesforce.

In addition to Premion, we are a member of the Television Interfaces Practices consortium of broadcasters driving standardization and interconnectivity of the automation of national spot advertising. Our centralized pricing resources are enabling stations to more effectively price their advertising inventory to maximize share. New attribution technologies are enabling our advertisers to better understand the impact their advertising has on consumer traffic and purchasing. The creation in 2019 of a new, integrated in-house national salesforce has evolved the way we serve our national customers and enables us to expand those relationships.

•Dynamic Ad Insertion. During 2020, we made significant investments to build out our Dynamic Ad Insertion capabilities in our top 25 TV markets. Dynamic Ad Insertion enables our stations to better monetize linear television content that is distributed across various digital platforms, such as NewsOn, Roku, and other OTT applications. It provides us with data driven targeted advertising that is incremental to the traditional linear advertising. We plan to continue to expand our capabilities to the rest of our TEGNA markets in 2021.

•Performance Marketing. We are a leading provider of digital marketing services for advertisers. In 2020, we continued our investments in attribution across linear television and OTT, renewing and expanding our agreement with Alphonso to enable local advertisers to better understand the value and effectiveness of their local TV and OTT ad campaigns. The new multi-year partnership includes all of Premion and enables TEGNA’s local ad sellers to provide clients with granular measurement and attribution for linear TV and OTT campaigns.

•NextGen TV (ATSC 3.0). In 2017, the FCC began the process of issuing rules that would permit television stations to broadcast in the new ATSC 3.0 broadcast transmissions standard, which will allow broadcasters to enhance their existing transmission services with a new standardized system that will allow us to compete directly with Internet protocols. This new standard will allow us to support higher 4K high dynamic range resolution, higher frame rate, mobile, second screen experiences, 3D audio, virtual reality, advanced advertising and other exciting enhancements to the viewing experience. The technology enables encryption and content protection that will allow broadcasters for the first time to protect their signal and to employ paywalls on certain content streams, subject to the requirement to continue broadcasting at least one stream of free over-the-air video programming. During 2018 and 2019, we worked with other broadcasters as part of the Pearl consortium’s ongoing pilot testing of the new standard in Phoenix, Arizona. In 2020, several large TEGNA markets made the transition to NextGen TV, including Portland, OR, Tampa, FL, Seattle, WA and Denver, CO, and we expect further markets to transition in 2021.

4. Maintaining a strong balance sheet:

Our balance sheet combined with our strong, accelerating and recurring cash flows provide us the ability to pursue the path that offers the most attractive return on capital. We have a broad set of capital deployment opportunities, including retiring debt to create additional future flexibility; investing in original, relevant and engaging content; investing in growth businesses like Premion; and pursuing value accretive acquisition-related growth.

In 2020, the COVID-19 pandemic had far-reaching material adverse impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. The full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain and is evolving. We have taken a number of precautionary measures to mitigate the financial impact of the pandemic, and minimize the resultant risks to our company, employees, our shareholders, customers, and the communities in which we serve. Such measures included refinancing $538 million of debt with original maturities in either 2021 or 2024 which were extended out to 2026. In addition, we amended our revolving credit facility on June 11, 2020 to extend the initial step-down of the maximum permitted total leverage ratio by 15 months. Under the amendment our maximum leverage ratio covenant will remain at 5.50x until the fiscal quarter ending March 31, 2022.

We will continue to review potential opportunities in a disciplined manner, both strategically and financially. In the near-term, our priorities continue to be maintaining a strong balance sheet, enabling organic growth, acquiring attractively priced strategic assets and returning capital to shareholders in the form of dividends and share repurchases.

5. Commitment to free cash flow generation and a balanced capital allocation process:

Our operations have historically generated strong cash flow which, along with availability under our existing $1.5 billion revolving credit facility, have been sufficient to fund our capital expenditures, interest expense, dividends, investments in new products and initiatives, as well as to fund acquisitions, including the 2019 acquisitions discussed above.

Our ability to generate strong operating cash flow from operations, including $805.1 million in 2020, has enabled us to continue to de-lever following the 2019 acquisitions while continuing to pay a quarterly dividend of $0.07 per share. Our net leverage ratio as of December 31, 2020 is 3.95x of Adjusted EBITDA (see definition of this non-GAAP financial metric in Item 7), down from 4.92x as of the December 31, 2019 measurement.

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. The program was previously suspended on March 20, 2019 simultaneously with the announcement of our acquisition of the Nexstar-Tribune divestiture stations to prioritize use of cash flow for debt repayment associated with those acquisitions. The renewal of the share repurchase program reflects the reduction of leverage ratio to pre-acquisition levels, as well as demonstrates the Board’s and management’s confidence in the business and continued focus on making prudent, disciplined decisions intended to drive near and long-term shareholder value. Our capital allocation decisions focus on optimizing investments in organic and inorganic growth opportunities, paying down debt, issuing dividends, and repurchasing shares.

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

Our Competition

The proliferation of high-speed broadband to the home and phone has significantly increased competition in the video marketplace in the last decade. Today, mobile broadband covers the U.S., and a vast majority of Americans own devices that can access mobile broadband with numbers continuing to grow. Similarly, fixed, wired broadband to the home also covers a majority of the United States and is also growing.
With the rise of 5G and unlimited data plans, every screen or mobile phone is now capable of displaying video programming of the sort previously reserved to television. These video consumption patterns are no longer restricted to younger consumers. With the onset of ubiquitous high-speed Internet service has come an explosion of platforms and applications with video advertising capabilities that consumers have adopted. These include large players like YouTube and Facebook, and a long tail of mobile applications and services that consumers value with more being added every week.

Our company strives to capture as large a viewing audience as possible for each of our broadcast stations, as the number of viewers who watch our stations in each Designated Market Area (DMA) has a direct impact on our ability to maximize both of our major revenue streams: advertising marketing services revenue and subscription revenue.

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

With respect to subscription revenue, we compete to capture a share of the total amount MVPDs are willing to pay for the rights to distribute linear TV content to their subscribers. The larger our audience share, the more appealing our programming is to the MVPDs and the more they will be willing to pay for the right to distribute it. We compete for this revenue against other broadcast stations and cable networks.

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

Our Regulatory Environment

Our television and radio stations are operated under the authority of the FCC, the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC regulations). As a result, our stations are subject to a variety of obligations, such as restrictions on the broadcast of material deemed “indecent” or “profane,” requirements to provide or pass through closed captioning for most programming, rules requiring the public disclosure of certain information about our stations’ operations, and the obligation to offer programming responsive to the needs and interests of our stations’ communities. The FCC may alter or add to these requirements, and any such changes may affect the performance of our business. Certain significant elements of the FCC’s current regulatory framework for broadcast television are described in further detail below.

Licensing. Television and radio broadcast licenses generally are granted for eight-year periods. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. We believe that our stations operate in substantial compliance with the Communications Act and FCC regulations.

Local Broadcast Ownership Restrictions. FCC regulations limit the concentration of broadcasting control and regulate network and local programming practices. The FCC is required by statute to review these rules and regulations every four years. In November 2017, the FCC adopted an order altering its regulations governing media ownership, generally making these regulations less restrictive. For example, the order eliminated the newspaper/broadcast cross-ownership rule, which generally prohibited an entity from holding an ownership interest in a daily print newspaper and a full-power broadcast station within the same market, and the television/radio cross-ownership rule, which imposed a number of limits on the ability to own television and radio stations in the same market. The order also made common ownership of two television stations in the same market permissible in more markets so long as at least one of the commonly owned stations is not among the top four rated stations in the market at the time of acquisition, and provided for case-by-case consideration of transactions that would result in new or continued common ownership of two top four rated stations in a market. The FCC’s November 2017 ownership order also eliminated a rule making certain television joint advertising sales agreements (JSAs) attributable in calculating compliance with the ownership limits. TEGNA is not currently party to any JSAs.

Various parties, including cable operators and other advocates for more stringent broadcast ownership restrictions, opposed the changes adopted in the FCC’s November 2017 order and challenged the order in court. The U.S. Court of Appeals for the Third Circuit vacated and remanded the FCC’s November 2017 order effective as of November 29, 2019, thus reinstating as of that date the FCC’s broadcast ownership rules in effect immediately prior to the November 2017 order. The U.S. Supreme Court granted petitions by the FCC and broadcasters to review the Third Circuit’s decision. Oral arguments in the case were held on January 19, 2021; the Supreme Court is expected to rule on the case by the end of June 2021.

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

National Broadcast Ownership Restrictions. The Communications Act includes a national ownership cap for broadcast television stations that prohibits any one person or entity from having, in the aggregate, market reach of more than 39% of all U.S. television households. FCC regulations permit stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount). In December 2017, the FCC issued a Notice of Proposed Rulemaking seeking comments on whether it can or should modify or eliminate the national ownership cap and/or the UHF discount. Our 64 television stations reach approximately 32.2% of U.S. television households when the UHF discount is applied and approximately 39.3% without the UHF discount.

Retransmission Consent. As permitted by the Communications Act and FCC rules, we require cable and satellite operators to negotiate retransmission consent agreements to retransmit our television stations’ signals. Under the applicable statutory provisions and FCC rules, such negotiations must be conducted in “good faith.” FCC rules also provide stations with certain protections against cable and satellite operators importing duplicating network or syndicated programming broadcast by distant stations. Pay-TV interests and other parties continue to advocate for the FCC to alter or eliminate various aspects of the rules governing retransmission consent negotiations and stations’ exclusivity rights. In addition, some pay-TV operators recently have invested in or otherwise coordinated with an online service called Locast, which asserts that it may lawfully retransmit broadcast television signals over the Internet within the applicable stations’ Nielsen DMAs - without the originating stations’ consent - under a federal Copyright Act provision that permits nonprofit organizations to retransmit broadcast television signals under certain limited circumstances. A lawsuit filed on July 31, 2019 by the Big Four television networks, among others, alleges that Locast’s service does not qualify for the claimed exemption and therefore constitutes copyright infringement. That lawsuit is pending in the U.S. District Court for the Southern District of New York. If changes to the retransmission consent and/or exclusivity rules were adopted, and/or if services such as Locast were determined to be lawful, such developments could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations, which could possibly adversely impact our revenue from retransmission and advertising.

Post-Incentive Auction Repacking. In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum then occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations relinquished any spectrum rights as a result of the auction. Stations in eighteen of our markets (including one station we acquired post-repack in 2020) were repacked to new channels. All of our repacked stations have completed their transitions to their new channels.

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

A majority of our capital expenditures in connection with the repack occurred in 2018 and 2019. To date, we have incurred approximately $42.0 million in capital expenditures for the spectrum repack project. We have received FCC reimbursements of approximately $37.6 million through December 31, 2020. We expect to receive reimbursements for the remaining $4.4 million of our spend upon completion of the FCC’s reimbursement review process.

NextGen TV (ATSC 3.0). In November 2017, the FCC adopted an order authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard makes possible a variety of benefits for both broadcasters and viewers, including better sound and picture quality, hyper-localized programming including news and weather, enhanced emergency alerts, improved mobile reception, the use of targeted advertising, and more efficient use of spectrum, potentially allowing for more multicast streams to be aired on the same 6 megahertz channel. However, ATSC 3.0 is not backwards compatible with existing television equipment. To ensure continued service to all viewers, the FCC’s order authorizing ATSC 3.0 operations requires full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard (known as ATSC 1.0) until the FCC phases out the requirement in a future order. The content of this simulcast signal must be substantially similar to the programming aired on the ATSC 3.0 channel for a period of at least five years. Transitioning a station to ATSC 3.0 is voluntary under current FCC rules and may require significant expenditures. As of December 31, 2020, we are broadcasting the primary channels of KGW (Portland, OR), WTSP (Tampa, FL), KUSA (Denver, CO), KING (Seattle, WA) and KONG (Everett, WA) in both ATSC 1.0 and ATSC 3.0 formats. In each case, in accordance with FCC rules, we have entered into channel sharing agreements with other local broadcasters in the market to facilitate this transition by hosting the applicable primary channel in either ATSC 1.0 or 3.0 format. We expect to continue rolling out the new standard in coordination with other broadcasters, taking into account relevant market dynamics and our overall capital planning. To the extent we roll ATSC 3.0 service out to our stations, there can be no guarantee that such service would earn sufficient additional revenues to offset the related expenditures.

Our Environmental Regulatory Matters

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

Our General Company Information

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

Our Human Capital

Our people play an important role in our success in today’s rapidly evolving media landscape. Our key human capital management objectives are to attract, retain and develop the highest caliber talent in our industry. Our human resources programs are designed to support these objectives by offering competitive pay, industry-leading benefits and development and growth opportunities. We strive to foster diversity, inclusion and innovation in our culture through our human resources, diversity and journalism programs and policies.

In order to better inform our human resources strategies and help drive positive change from within, for the last two years we’ve conducted annual comprehensive, anonymous companywide employee engagement surveys to better understand our employees’ perspectives about working at TEGNA. Our 2020 employee survey covered a wide range of topics, including compensation and benefits, career growth and development, opinions of company leadership, TEGNA’s performance on diversity and inclusion, and our response to the COVID-19 pandemic. Feedback from these surveys provides our management team with valuable information about our workplace culture. Results are reviewed with our Board and used to develop and refine aspects of our overall human capital management strategy, including our diversity and inclusion initiatives and employee benefits plans.

Workforce Demographics - As of December 31, 2020, we employed approximately 6,430 full-time and part-time people (including 118 corporate headquarters employees), all of whom were located in the United States. Our workforce is 47% female and 25% people of color. In 2020, 54% of new hires were women and women earned 58% of promotions. In addition, 37% of new hires were people of color and 31% of promotions were earned by people of color. In key news leadership positions, four of eleven news director positions filled since the beginning of 2020 are diverse hires or promotions. Our Board of Directors is comprised of 42% women and 17% people of color.

Gender Representation of U.S. Employees (%)

	Female	Male
Management[1]	41.6%	58.4%
Professionals	47.2%	52.8%
All Other Employees	49.2%	50.8%

Racial/Ethnic Group Representation of U.S. Employees (%)

	Asian	Black or African American	Hispanic or Latino	White	Other	N/A2
Management[1]	2.5%	6.8%	5.0%	81.6%	1.5%	2.6%
Professionals	3.1%	12.5%	9.8%	68.8%	2.6%	3.2%
All Other Employees	1.6%	11.5%	8.6%	73.8%	2.0%	2.5%

[1] Defined as “Executive/Senior Level Officials and Managers” and “First/Mid-Level Officials and Managers” in our demographic representation data, or EEO-1 information, which is submitted annually to the U.S. Equal Employment Opportunity Commission.

2 N/A = not available or not disclosed

Diversity, Equity and Inclusion – We have always been proud of our diverse and inclusive culture. We believe that diverse voices and perspectives lead to great ideas and better collaboration and make us a stronger company. The events of 2020 have made clear that we must do more to ensure that our company is truly representative of the diverse communities we serve. In 2020, we undertook several initiatives to drive meaningful and sustainable progress toward becoming a more inclusive and racially diverse company.

•Launched the TEGNA Diversity & Inclusion Working Group: In June, we announced the creation of a Diversity & Inclusion Working Group consisting of 19 employees. The group developed a charter which includes three priorities: increase TEGNA’s racial diversity in key leadership and influential positions across the company; ensure diverse perspectives are respectfully valued, sought after, and embraced across our company; and identify and combat inherent unconscious bias across our company through education, training programs, and enhanced policies and practices.

•Appointed a Chief Diversity Officer: In September, we announced the appointment of Grady Tripp as the company’s Chief Diversity Officer. This role was created to drive focus and intentional actions to ensure our long-standing inclusive values resonate in all areas of our business. This newly created position reports to our president and CEO Dave Lougee and is responsible for reviewing and enhancing policies and practices that drive our inclusion and diversity values, developing companywide training programs to enhance awareness and accountability in diversity issues, facilitating the company’s racial diversity and inclusion employee working group and providing thought leadership on employee and organizational issues to help drive better outcomes. During 2020, we have:

◦Conducted 33 local town hall meetings on race, diversity and inclusion with our stations and business groups to hear directly from employees about their life experiences and perspectives, and about working at TEGNA;
◦Created additional local Diversity & Inclusion councils at stations where employees can share their ideas about inclusion and diversity opportunities, and advise managers about cultural dynamics at stations and in the community;
◦Developed a framework for diversity and inclusion issue resolution;
◦Conducted a thorough analysis of annual employee survey results by gender and ethnicity to support the creation of action plans at stations; and
◦Began enhancing our content review practices and developing an 2021 Inclusive Journalism program for news leaders and journalists to better recognize and combat implicit or unconscious bias and ensure our stations’ content represents the communities we serve.

•We have developed and adopted Diversity, Equity and Inclusion goals for 2025 that include increasing Black, Indigenous and People of Color representation in our content teams, news leadership and management roles.

Investing in Our People – In 2020, we focused our efforts on ensuring we have a consistent and formal mechanism to identify, track and develop our internal talent. This includes understanding our current capabilities, our future capabilities and what is required to address our capability gaps. We maintain a robust annual performance management process across the organization. Together with their managers, employees identify annual goals and, at the end of the year, provide their own self assessments as to goal achievement and job performance. The results of each annual assessment are reviewed with employees in one-on-one sessions with their managers.

We also have several programs to recognize and develop talent, including Leadership Development, Executive Leadership, Producer-in-Residence and Mentoring programs. In 2020, we began accelerating planning to ensure sustainable recruitment, retention and promotion of diverse talent, including strategies for investing further in equity in development opportunities and increasing diversity in key leadership roles at our stations and throughout TEGNA. A core part of our executive officers’ people goals include achievement of diversity initiatives and the development of diverse future leaders of our company.

In 2019, we hired a director of talent development and in 2020 merged the talent development and talent acquisition functions together as part of a broader effort to build an integrated talent organization. These changes are designed to ensure our talent strategy is aligned with our business strategy, and that our talent systems, programs, and processes are integrated more effectively to deliver results. We have implemented a more robust approach for understanding and evaluating our current talent capabilities that allows us to better identify, develop, and select high-potential talent for opportunities in a more consistent way.

We have also implemented key performance indicators to help hold our leaders accountable for growing and developing our talent to ensure we have the pipeline and capabilities to meet current and future business needs.

Our early-career producer program, Producer-in-Residence, is designed to help build a steady pipeline of outstanding producer talent to increase, diversify, and engage our audience. We also offer formal leadership development programs for high-potential talent to prepare them for success in future leadership and executive-level roles. In addition, we have launched a new learning series to help accelerate the development of diverse, high-potential talent to ensure they are prepared for future roles as news directors and digital directors. And on a regular basis, we provide functional-based development opportunities to continue to address real-time development needs in areas such as news, marketing, digital and research.

Championing LGBTQ Equality - For the fourth consecutive year, TEGNA was named a Best Place to Work for LGBTQ Equality by the Human Rights Campaign’s Corporate Equality Index. The 2020 Corporate Equality Index evaluated LGBTQ-related policies and practices including non-discrimination workplace protections, domestic partner benefits, transgender-inclusive health care benefits, competency programs, and public engagement with the LGBTQ community. We received the highest marks in all categories, resulting in a perfect score of 100.

Employee Well-Being – Maintaining the health and well-being of our employees and their families is a top priority for our company. Based on the feedback gained from our employee surveys, we continue to implement changes to company-offered benefits to improve affordability and increase choice. In addition to comprehensive health and wellness coverage, we have expanded our benefits offerings so employees have the care and coverage they need. The following additional benefits will be available to employees in 2021:

•Improved Fertility Coverage: We have added a new fertility benefit to support employees who are trying to expand their families. Our provider, Progyny, provides access to the largest network of premier fertility specialists, as well as support and guidance for adoption and surrogacy.

•Expanded Parental Leave: We updated our parental leave policy so all new parents will receive at least six weeks paid parental leave with mothers giving birth receiving a minimum of 12 weeks paid leave.

•Applied Behavioral Analysis (ABA) Therapy: Often used as a therapy for individuals with Autism Spectrum Disorders, ABA therapy is now covered under our medical plans.

•HIV PrEP Rx: HIV pre-exposure prophylaxis (PrEP) prescription medications are covered in full.

•Company Holidays: Juneteenth has been added as a paid company holiday. Additionally, the day after Thanksgiving has been changed to a Floating Holiday that employees may use at their discretion to observe a cultural or other holiday that is personally significant to them.

Employee Support During COVID-19 – We prioritized the health and safety of our employees during COVID-19 by moving employees to remote work, implementing safety and other guidelines for news production employees and modifying television station buildings and other office locations following the Centers for Disease Control and Prevention’s workplace guidelines. Throughout the COVID-19 pandemic, we invested in or made available additional health, mental health and wellness resources for employees and their families, including:

•Care@Work: With a majority of employees working from home, we are covering the cost of membership to Care@Work from Care.com to help manage family care needs while balancing time at work. We partnered with Care.com to give employees premium, unlimited access to find local caregivers.

•Webinars on managing mental health, isolation, stress and anxiety during COVID-19 were developed and offered to employees live and on-demand.

•Developed and delivered sessions for managers on how to foster high-performing teams in a virtual environment.

•Expanded medical and mental health resources through our healthcare provider, BlueCross BlueShield of Texas, with telemedicine so employees can schedule video or phone consultations with their medical and mental health providers.

•Teladoc’s telemedicine program is available to all employees and family members for sick visits and for behavioral health care sessions. All employees are eligible for nine Teladoc virtual visits even if they are not enrolled in our medical plans.

•TEGNA’s Employee Assistance Program offers support to employees and their families through 24-hour, 7-days per week confidential access to professional support to help manage stress, anxiety, grief, financial concerns, and much more.

Compensation and Benefits Programs – Our compensation and benefits are structured to attract the most talented people and incentivize performance based on the short and long-term strategic goals of our company. Our compensation packages include competitive base salaries, which include options for medical, dental and vision insurance, company holidays and paid time off, and parental leave. We encourage employees to invest for their future by offering a 401(k) plan that includes a company match up to four percent of salary and is fully vested from the day employees begin participating.

Labor Union Representation - Approximately 10% of our employees are represented by labor unions. They are represented by 27 local bargaining units, most of which are affiliated with one of four international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the broadcasting industry. We do not engage in industry-wide or company-wide bargaining.

Information About our Executive Officers - Our executive officers as of March 1, 2021 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. All officers serve at the discretion of the Board of Directors.

David T. Lougee - President and Chief Executive Officer (June 2017-present); TEGNA director (2017-present). Formerly: President, TEGNA Media (July 2007-June 2017). Age 62.

Lynn Beall (Trelstad) - Executive Vice President and COO of Media Operations (June 2017-present). Formerly: Executive Vice President and Chief Operating Officer, TEGNA Media. Age 60.

Victoria D. Harker - Executive Vice President and Chief Financial Officer (June 2015-present). Age 56.

Akin S. Harrison - Senior Vice President, General Counsel and Secretary (January 2019 - present). Formerly: Senior Vice President, Associate General Counsel and Secretary (June 2017 - December 2018), Vice President, Associate General Counsel and Secretary (July 2015 - June 2017). Age 48.

Our Corporate Responsibility and Sustainability

Our purpose to serve the greater good of our communities is our guiding light, and our values of inclusion, integrity, innovation, impact and results drive our stations and employees to be a force for positive change in the communities where we live and work. In 2020, our commitment to sustainability remained unwavering as we rose to meet the challenges of a global pandemic while taking action to ensure greater diversity and equity within our company. Our social, human, environmental and governance practices help to strengthen our business while protecting and enhancing our long-term value to our communities, our employees, and our shareholders. Our corporate social responsibility efforts are guided and overseen by our Board’s Public Policy and Regulation Committee, which monitors, in coordination with the Board and other Board committees regarding matters within their purview, TEGNA’s policies and programs relating to corporate social responsibility, sustainability, and Environmental, Social and Governance related matters.

In 2020, we adopted the Sustainability Accounting Standards Board’s (SASB) industry standards for Media & Entertainment companies. The SASB has established standards on sustainability matters that facilitate communication by companies to investors on decision-useful information. Our report on the SASB’s Media & Entertainment standards is included in our most recent Social Responsibility Highlights Report, which can be found at www.tegna.com/corporate-social-responsibility.

Environmental Commitment - We are committed to protecting and preserving our environment and minimizing our carbon footprint by operating our business in a sustainable manner as a responsible corporate citizen. Before the pandemic, we committed to reducing unnecessary business travel by utilizing video conferencing technology across the company and will continue with that strategy. We continue to implement thoughtful energy efficiency strategies, including upgrading stations’ studio lighting to LED; replacing non-efficient HVAC systems, and replacing roofs with energy efficient alternatives. To date, we have updated main studio lighting to LED at 33 of our 64 stations.

Recognizing that climate change is an ongoing risk to U.S. commerce, we are taking steps to identify environmental goals and timeframes for drawing down emissions and fortifying our operations to be resilient in the face of future climate impacts. Specifically, in 2021, we will be conducting a Task Force on Climate-Related Financial Disclosures gap analysis in order to develop goals and set action plans for Scope 1 and Scope 2 greenhouse gas emissions. As a part of this process, we will incorporate science-based emissions reduction targets into our goal setting that align with international consensus on limiting global temperature increases.

In order to operate in an environmentally friendly way, our environmental policies include practices for the recycling and responsible disposal of technology products and equipment such as batteries, and reducing the waste we generate at corporate offices and in production processes. We regard environmental responsiveness and resource conservation as an integral part of business management, and support finding sound solutions to such environmental problems as may arise. Each facility is expected to manage its activities in a manner that will achieve our environmental goals. Each employee is expected to work toward these goals and is encouraged to advise their supervisor promptly of any situation that may be in conflict with our environmental policy.

When we seek to upgrade office locations, our preference is toward LEED-certified buildings that are designed for energy efficiency and water conservation, like our studio and office facilities at KING in Seattle, KHOU in Houston, Premion in New York and our corporate headquarters in Tysons, Virginia. We recently invested in consolidating WBNS TV’s offices in Columbus, Ohio, to include our WBNS Radio station, which was located in a separate building. Moving forward, we will build on the lessons learned from the COVID-19 pandemic and continue to review our real estate portfolio to optimize and consolidate where possible to drive efficiencies and further reduce our carbon footprint.

The TEGNA Foundation, the charitable foundation sponsored by TEGNA Inc., supports nonprofit activities in communities where we do business and contributes to a variety of charitable causes through its Community Grant Program. Community Grants are identified locally by our stations and include support for community sustainability efforts. In our commitment to serve the greater good, our stations regularly report on environmental, climate and sustainability issues that impact our communities.

Social Impact - Exposing corruption and wrongdoing, holding elected officials and those in power accountable, giving a voice to the voiceless and telling empowering stories that impact our lives is at the heart of our purpose to serve the greater good. During a year when attacks on journalists, journalism and the First Amendment became all too common, our stations and news teams continually strove to be the most trusted sources of news in our communities and to make an impact by being agents of change in the markets we serve. Our local journalists are empowered to seek out the stories that matter most to their audience and pursue investigations that expose wrongdoing while continuing to maintain the highest ethical standards. In 2020, TEGNA won more major journalism awards than any other local broadcaster as a result of our innovative approach to content, impactful investigations and commitment to the communities we serve.

In 2020, our stations helped raise more than $100 million in support of diverse local causes that address specific needs in communities. Through the TEGNA Foundation, we work to improve lives in the communities we serve by contributing to a variety of local charitable causes through Community Grants. Through its other programs, the TEGNA Foundation invests in the future of the media industry through Media Grants, supports employee giving and volunteerism, and contributes to a variety of charitable causes. The TEGNA Foundation’s local Community Grants program is the main vehicle for distributing charitable donations within our communities. Each year, our stations identify pressing needs in their communities and partner with local nonprofit organizations to help address these issues. In 2020, the TEGNA Foundation in partnership with local stations made 260 Community Grants totaling $1.85 million. Grants are distributed within the United Nations Sustainable Development Goal framework, with the majority of 2020 grants supporting four major categories: Good Health and Well-Being, Quality Education, Zero Hunger, and No Poverty. Our stations amplify the impact of charitable donations through on-air and digital awareness campaigns to raise the profile of important issues and causes, and through employee volunteerism.

During the COVID-19 pandemic, our stations have continued to partner with local nonprofit organizations to address urgent needs. Through virtual telethons, benefit concerts, fundraising drives and awareness campaigns, our stations have helped raise more than $66 million for local relief efforts, from supporting frontline healthcare workers to helping ensure families impacted by COVID-19 do not go hungry. In 2020, 36% of TEGNA Foundation Community Grants went directly to local community organizations working toward COVID-19 relief efforts.

Our employees also give back to their local communities by volunteering for and donating to their favorite causes. In response to the unprecedented impacts of COVID-19 and the social justice movement of 2020, in June, the TEGNA Foundation doubled its employee matching gift program, offering employees a 2:1 match for their donations to the causes and nonprofits most meaningful to them. In 2020, TEGNA Foundation approved more than 3,000 employee matching gifts, a new high for the program. More than 1,000 unique charities were reached through our employees’ giving, and their donations combined with the TEGNA Foundation’s matches totaled more than $1.9 million.

We support employee participation in charitable causes, providing 10 hours of paid time off annually for volunteer work in addition to our employee matching gift program. Employees still found ways to be impactful in 2020 despite the limitations of COVID-19, using their volunteer time off hours for virtual events such as online mentorship or socially distanced food delivery to those in need. Our employees also take part in mentoring our nation’s veterans through our partnership with American Corporate Partners, helping veterans transition out of the military and guiding them as they re-enter life in the private sector.

Our stations are also a valued resource for communities when natural disasters strike. In addition to our news coverage that keeps our audience informed and safe during disasters, our stations tell inspirational stories of heroism and hope to help our communities pull together during times of crisis. When wildfires began affecting Oregon and Washington residents, KGW activated the Northwest Response Fund, in partnership with the Red Cross, to assist residents who have been displaced or impacted. Within one week, KGW helped to raise more than $1.0 million.

In 2020, we were named to The Civic 50 by Points of Light, the world’s largest organization dedicated to volunteer service. The Civic 50 recognizes TEGNA as one of the 50 most community-minded companies in the United States. In addition, we were also selected by The Civic 50 as the Sector Leader in the Telecommunications industry.

Corporate Governance - Our management and Board of Directors aim to create value for our shareholders through effective, ethical management of our company. Our Board of Directors has implemented strong corporate governance policies that align with best practices for publicly held companies and the evolving expectations of shareholders and institutional investors.

•Independent Board Oversight: We have an independent and diverse Board, led by an independent chairman. The Board maintains objective oversight as 11 out of TEGNA’s 12 Directors are independent, with CEO Dave Lougee the only TEGNA employee represented on the Board. The separation of the roles of Chairman and CEO allows for effective, independent Board oversight and communication, while enabling the CEO to focus on executing the strategic plan and managing operations. The Board also conducts an annual performance evaluation to ensure the effectiveness of the Board and its committees, as well as the broader Board leadership structure.

•Active, Engaged Board: Our directors spend significant time engaged in strategy discussions in order to identify potential opportunities to create value for our shareholders. The Board also oversees risk management through regular discussions with senior leadership, considering risks in the context of our strategic plan and operations. Directors play a key role in TEGNA’s extensive shareholder engagement program, which actively seeks feedback from investors to gain a better perspective on our management and performance in key areas.

•Experience Aligned with Long-Term Strategy: Since 2017, TEGNA has undergone a Board refreshment process to ensure Directors’ expertise align with TEGNA’s strategic evolution. During this period, we added four independent Directors with deep expertise in media, technology, social/digital, and capital markets and transactional experience.

•Commitment to Diversity and Inclusion: Our Board and management are committed to ensuring our company reflects the diversity of the communities we serve. To strengthen accountability on diversity into the governance of our company, in 2020 TEGNA’s Board adopted specific areas of oversight for each Board committee regarding how we approach diversity:
◦The Leadership Development & Compensation Committee is responsible for monitoring and supporting our performance in diversity, inclusion and equal employment opportunity, and the continuation of our efforts to gain and maintain diversity among our employees and management.
◦The Nominating & Governance Committee is responsible for overseeing the racial, ethnic and gender diversity of the Board.
◦The Public Policy and Regulatory Committee reviews with management our approach to, and initiatives and support for, promoting racial and ethnic diversity in our news and other content, through inclusive journalism and racial and ethnic diversity in our editorial decision-making and leadership.
◦The Audit Committee is responsible for monitoring our finance and asset management-related diversity and inclusion efforts, including our investment and purchasing involving minority-owned businesses.

In addition to the corporate governance practices discussed above, other important corporate governance practices we follow include:

•All of our directors are elected annually;
•Our directors and senior executives are subject to stock ownership guidelines;
•We do not have a shareholder rights plan (poison pill) in place;
•Our Board has adopted a proxy access by-law provision; and
•Mergers and other business combinations involving the Company generally may be approved by a simple majority vote.

Additional information regarding our corporate governance practices is included in our Principles of Corporate Governance posted on the Corporate Governance page under the “Investors” menu of our website at www.tegna.com.

MARKETS WE SERVE
TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
Alabama	Huntsville	WZDX(TV): rocketcitynow.com	Ch. 54/FOX	2022	409,200	1985
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2024	2,158,240	1970
	Mesa	KPNX(TV): 12news.com	Ch. 12/NBC	2024	2,158,240	1953
	Tucson	KMSB(TV): tucsonnewsnow.com	Ch. 11/FOX	2022	479,780	1967
		KTTU(TV): tucsonnewsnow.com	Ch. 18/MNTV	2022	479,780	1984
Arkansas	Fort Smith	KFSM-TV: 5newsonline.com	Ch. 5/CBS	2022	327,930	1956
	Little Rock	KTHV(TV): thv11.com	Ch. 11/CBS	2022	562,060	1955
California	Sacramento	KXTV(TV): abc10.com	Ch. 10/ABC	2023	1,459,260	1955
	San Diego	KFMB-TV (3): cbs8.com	Ch. 8/CBS	2023	1,132,300	1949
Colorado	Denver	KTVD(TV): my20denver.com	Ch. 20/MNTV	2022	1,798,440	1988
		KUSA(TV): 9news.com	Ch. 9/NBC	2024	1,798,440	1952
Connecticut	Hartford	WTIC-TV: fox61.com	Ch. 61/FOX	2022	1,002,710	1984
	Waterbury	WCCT-TV: yourcwtv.com/partners/hartford	Ch. 20/CW	2021	1,002,710	1953
District of Columbia	Washington	WUSA(TV): wusa9.com	Ch. 9/CBS	2022	2,565,580	1949
Florida	Jacksonville	WJXX(TV): firstcoastnews.com	Ch. 25/ABC	2023	756,960	1989
		WTLV(TV): firstcoastnews.com	Ch. 12/NBC	2024	756,960	1957
	Tampa-St. Petersburg	WTSP(TV): wtsp.com	Ch. 10/CBS	2022	2,035,250	1965
Georgia	Atlanta	WATL(TV): 11alive.com	Ch. 36/MNTV	2022	2,648,970	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2024	2,648,970	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2022	243,340	1953
Idaho	Boise	KTVB(TV) (4): ktvb.com	Ch. 7/NBC	2024	311,270	1953
Illinois	Moline	WQAD-TV: wqad.com	Ch. 8/ABC	2023	298,580	1963
Indiana	Indianapolis	WTHR(TV) (5): wthr.com	Ch. 13/NBC	2024	1,182,500	1957
Iowa	Ames	WOI-DT: weareiowa.com	Ch. 5/ABC	2022	457,040	1950
	Ames	KCWI-TV: weareiowa.com	Ch. 23/CW	2021	457,040	1999
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2023	696,070	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2022	663,520	1957
		WUPL(TV) (6): wwltv.com/mytv	Ch. 54/MNTV	2022	663,520	1955
Maine	Bangor	WLBZ(TV): newscentermaine.com	Ch. 2/NBC	2024	141,120	1954
	Portland	WCSH(TV): newscentermaine.com	Ch. 6/NBC	2024	409,560	1953
Michigan	Grand Rapids	WZZM(TV): wzzm13.com	Ch. 13/ABC	2023	781,080	1962
Minnesota	Minneapolis-St. Paul	KARE(TV): kare11.com	Ch. 11/NBC	2024	1,887,390	1953
Missouri	St. Louis	KSDK(TV): ksdk.com	Ch. 5/NBC	2024	1,239,210	1947
New York	Buffalo	WGRZ(TV): wgrz.com	Ch. 2/NBC	2024	612,780	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2024	1,290,660	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2022	717,110	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2024	1,511,970	1948
	Columbus	WBNS-TV (7): 10tv.com	Ch. 10/CBS	2022	999,300	1949
	Toledo	WTOL(TV): wtol.com	Ch. 11/CBS	2023	408,590	1958
Oregon	Portland	KGW(TV) (8): kgw.com	Ch. 8/NBC	2024	1,315,470	1956
Pennsylvania	Scranton	WNEP-TV: wnep.com	Ch. 16/ABC	2023	571,470	1954
	York	WPMT(TV): fox43.com	Ch. 43/FOX	2022	772,810	1952
South Carolina	Columbia	WLTX(TV): wltx.com	Ch. 19/CBS	2022	421,760	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2024	535,230	1956
	Memphis	WATN-TV: localmemphis.com	Ch. 24/ABC	2022	619,610	1978
		WLMT(TV): localmemphis.com	Ch. 30/CW	2021	619,610	1983
Texas	Abilene	KXVA(TV): myfoxzone.com	Ch. 15/FOX	2022	116,310	2001
	Austin	KVUE(TV): kvue.com	Ch. 24/ABC	2023	912,400	1971
	Beaumont	KBMT(TV) (9): 12newsnow.com	Ch. 12/ABC	2023	168,210	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2023	210,160	1964
	Dallas	WFAA(TV): wfaa.com	Ch. 8/ABC	2023	2,962,520	1949
		KMPX(TV): wfaa.com	Ch. 29 / Estrella	2025	2,962,520	1993
	Houston	KHOU(TV): khou.com	Ch. 11/CBS	2022	2,569,900	1953
		KTBU(TV): khou.com	Ch. 55/Quest	N/A	2,569,900	2004
	Odessa	KWES-TV: newswest9.com	Ch. 9/NBC	2024	173,210	1958
	San Angelo	KIDY(TV): myfoxzone.com	Ch. 6/FOX	2022	58,000	1984
	San Antonio	KENS(TV): kens5.com	Ch. 5/CBS	2022	1,031,180	1950
	Tyler-Longview	KYTX(TV): cbs19.tv	Ch. 19/CBS	2022	276,520	2008

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM
(Continued)

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
	Temple	KCEN-TV (10): kcentv.com	Ch. 9/NBC	2024	383,820	1953
Virginia	Hampton/Norfolk	WVEC(TV): 13newsnow.com	Ch. 13/ABC	2023	725,580	1953
Washington	Seattle/Tacoma	KING-TV: king5.com	Ch. 5/NBC	2024	2,098,800	1948
		KONG(TV): king5.com	Ch. 16/IND	N/A	2,098,800	1997
	Spokane	KREM(TV): krem.com	Ch. 2/CBS	2022	470,210	1954
		KSKN(TV): spokanescw22.com	Ch. 22/CW	2021	470,210	1983

(1) Channel refers to the viewer-facing “virtual” channel associated with the station’s brand, which may differ from the radio frequency channel on which the station transmits.
(2) Market TV households is number of television households in each market, according to 2020-2021 Nielsen figures.
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

In addition to the above television station properties, we also have the following digital and multicast network operations which support our television stations:
Premion: www.premion.com Headquarters: New York, NY
TEGNA Marketing Solutions: www.TEGNAmarketingsolutions.com
True Crime Network and Quest multicast networks: www.truecrimenetworktv.com and www.questtv.com
Locked On Podcast Network: www.lockedonpodcasts.com

INVESTMENTS We have non-controlling ownership interests in the following companies:
Bustle Digital Group: www.bustle.com
CareerBuilder: www.careerbuilder.com
Hudson MX: www.hudsonmx.com
Jackpocket Inc: www.jackpocket.com
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
Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, including statements regarding business strategies, market potential, future financial performance and other matters, which include, but are not limited to the adverse impacts caused by the COVID-19 pandemic and its effect on our revenues, particularly our non-political advertising revenues. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described within Part II, Item 1A “Risk Factors” in this Annual Report.

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

Risks Related to Our Business and Industry

We are impacted by demand for advertising, which, in turn, depends on a number of factors, some of which are cyclical and many of which are beyond our control
In 2020, 40% of our revenues were derived from television spot and digital advertising. Demand for advertising is highly dependent upon the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. During an economic downturn, demand for advertising often decreases. Consequently, our operating results depend on the relative strength of the economy in our principal television markets as well as the strength or weakness of regional and national economic factors. A decline in economic conditions in the U.S. could have a significant adverse impact on our businesses and could significantly impact our television spot and digital advertising revenues.

Our advertising revenues can also be affected by a variety of other factors outside our control, including, among other things, the viewership of the programming offered by our television stations, local and national advertising price fluctuations, the duration and extent of any network preemption of regularly scheduled programming for any reason, and labor disputes or other disruptions at programming providers, networks or professional sports leagues. Our advertising revenues can also vary substantially from year to year, driven by the political election cycle (i.e., even years); the ability and willingness of candidates and political action committees to raise and spend funds on television and digital advertising; and the competitiveness of the election races in our stations’ markets.

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in traditional and new businesses

Advertising and marketing services produce a significant portion of our revenues, with our stations’ affiliated desktop, mobile and tablet advertising revenues, as well as our OTT product offerings being important components. Technology, particularly new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies used in the entertainment industry continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through so-called “cutting the cord” and other consumption strategies.

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

During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States have responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and restricting travel. Such control measures have resulted in cancellation or postponement of sporting events, including the Olympics, and suspension of popular entertainment content production. The mitigating control measures began negatively impacting our AMS revenue stream in mid-March 2020 as demand for non-political advertising and marketing services softened. During the second and third quarters of 2020, certain state and local governments began to implement multi-step policies towards re-opening and lifting the control measures. Demand for many sectors’

advertising and marketing services increased as this occurred. However, some states which re-opened also experienced increases in new COVID-19 cases, forcing some to reinstate control measures and restrict public gatherings. Through the end of the fourth quarter of 2020, case and fatality figures continued to trend upwards, both nationally and in many states, though several vaccines have now been approved for emergency use and are beginning to be distributed.

The extent of the pandemic’s impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues and whether we experience further waves of the infection, its effect on our customers’ demand for our advertising products (as well as their ability to pay us for services provided), the pace at which governmental regulations closing businesses and restricting movement imposed in response to the pandemic are relaxed, the success of public vaccination campaigns, the effectiveness of the vaccines against mutating strains of the virus, the effect of existing and potential economic stimulus measures passed into law, as well as uncertainty regarding all of the foregoing.

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

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. As such, we are exposed to various cybersecurity threats, including but not limited to, threats to our information technology infrastructure, and unauthorized attempts to gain access to our confidential information, including third parties which receive our confidential information for business purposes. We take measures to minimize the risk of a cyber-attack including utilization of multi-factor authentication, deployment of firewalls, virtual private networks for mobile connections and conducting regular training of our employees related to protecting sensitive information and recognizing “phishing” attacks. These measures, however, may not be sufficient in preventing or timely detecting breaches or cyber-attacks due to the evolving nature and ever-increasing abilities of cyber-attacks. Depending on the severity of the breach or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. In addition, cybersecurity breaches could subject us to civil liability to customers and other third parties as well as fines and penalties imposed by governmental or regulatory authorities which could be substantial. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from breaches of our systems.

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

Each of our affiliation agreements has a stated expiration date. With respect to the major broadcast networks, our principal expirations occur in the following years: NBC-early 2024, CBS-2022, Fox-2022, ABC-2023. If renewed, our network affiliation agreements may be renewed on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms (e.g., CBS All Access and Peacock NBC), in some cases live or within a short period of the original network programming broadcast on local television stations, including those we own. An increase in the availability of network programming on alternative platforms that either bypass or provide less favorable terms to local stations - such as cable channels, the Internet and other distribution vehicles - may dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial condition and results of operations of our stations.

Our retransmission consent agreements with major cable, satellite and telecommunications service providers (also referred to as multichannel video programming distributors or MVPDs) permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us (which we classify as subscription revenues). This source of revenue represented approximately 44% of our 2020 total revenues, and we expect the contribution of subscription revenues to increase in 2021 and to continue to increase in the foreseeable future periods. During 2020, retransmission consent agreements covering approximately 35% of our subscribers were renewed. During 2021, retransmission agreements related to approximately 30% of our subscribers will be up for renewal. On occasion, we may not be able to agree on mutually acceptable terms when negotiating such agreements. When this happens, the MVPD may be required to cease airing our programming (commonly referred to as a “blackout” or “going dark”). When this happens, we will not be compensated by the MVPD during the period of the blackout. Furthermore, if we are unable to renew the agreement on market terms, or at all, it could negatively impact our business, financial condition and results of operations.

We operate our business in a single broadcast segment, which increases our exposure to the changes and highly competitive environment of the broadcast industry

Broadcast companies operate in a highly competitive environment and compete for audiences, advertising and marketing services revenue and quality programming. Lower audience share, declines in advertising and marketing services spending, and increased programming costs would adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against existing, new or potential competitors, or that competition and consolidation in the media marketplace will not have a material adverse effect on our business, financial condition or results of operations.

In addition, the FCC and Congress are contemplating several new laws and changes to existing media ownership and other broadcast-related regulations, regarding a wide range of matters (including the number of stations a company may own within a single market or nationwide). Changes to FCC rules may lead to additional opportunities as well as increased uncertainty in the industry.

Changing regulations may also impair or reduce our leverage in negotiating affiliation or retransmission agreements, adversely affecting our revenues, or result in increased costs, reduced valuations for certain broadcasting properties or other impacts, all of which may adversely impact our future profitability. All of our stations are required to hold broadcasting licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances, the FCC is not required to renew any license and could decline to renew future license applications.

Changes in the regulatory environment could increase our costs or limit our opportunities for growth

Our stations are subject to various obligations and restrictions under the Communications Act of 1934 as amended (the “Communications Act”), and FCC regulations. These requirements may be affected by legislation, FCC actions, or court decisions, and any such changes may affect the performance of our business, such as by imposing new obligations or by limiting our television stations’ exclusivity or retransmission consent rights. For instance, although the FCC voted in November 2017 to reduce restrictions on local broadcast ownership, the U.S. Court of Appeals for the Third Circuit vacated and remanded these changes effective as of November 29, 2019; the U.S. Supreme Court granted petitions by the FCC and broadcasters to review the Third Circuit’s decision. Depending on the Supreme Court’s decision, the FCC’s 2017 regulatory changes could be restored, or the applicable media ownership rules could be altered in other ways by Congress or the FCC. Oral arguments in the case were held on January 19, 2021; the Supreme Court is expected to rule on the case by the end of June 2021. If broadcast ownership rules become more restrictive, our opportunities to grow our broadcast business through acquisitions or other strategic transactions could be impaired.

In addition, some of our acquisition activities may be subject to antitrust review by the Antitrust Division of the Department of Justice (DOJ), and could restrict our ability to pursue or consummate future transactions and could require us to divest certain television stations if an acquisition would result in excessive concentration in a market. Review and enforcement policies of the DOJ may be subject to change under the Biden administration. As a result, we cannot assure investors that any future acquisition will be approved, or that a requirement to divest existing stations will not have an adverse effect on the transaction or our business.

Risks Related to Ownership of Our Common Stock

There could be significant liability if the spin-off of Cars.com was determined to be a taxable transaction

In May 2017 we completed our spin-off of Cars.com, which we refer to as the “spin-off”. In connection with the spin-off, we received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code were satisfied. The opinion relies on certain facts, assumptions, representations and undertakings from TEGNA and the spun-off business regarding the past and future conduct of the company’s business and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, TEGNA and its stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.

Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that the spin-off is taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of TEGNA or the spun-off business after the separation. If the spin-off was determined to be taxable for U.S. federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. On October 15, 2021, TEGNA’s 2017 tax year (including the tax-free treatment of the spin-off of the Cars.com business) will no longer be subject to examination by the Internal Revenue Service.

A proxy contest with an activist shareholder could cause us to incur significant costs, divert management’s attention and resources, and have an adverse effect on our business

Activist shareholders, like Standard General, may from time to time engage in proxy solicitations, advance shareholder proposals or director nominations or otherwise attempt to affect changes or acquire control over us. On January 21, 2021, Standard General nominated four directors for election in connection with our 2021 Annual Meeting of Shareholders. Responding to these actions can be costly and time-consuming and divert the attention of our Board and management from the management of our operations and the pursuit of our business strategies, particularly if such activist shareholders advocate for actions that are not supported by other shareholders, our board or management. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

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

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates and terms as it matures

As of December 31, 2020, we had approximately $3.58 billion in debt and approximately $1.13 billion of undrawn additional borrowing capacity under our revolving credit facility that expires in 2024. This debt matures at various times during the years 2024-2029. While our cash flow is expected to be sufficient to pay amounts when due, if our operating results deteriorate significantly, we may not be able to pay amounts when due and a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is generally unpredictable and volatile credit markets could make it harder for us to obtain debt financings.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $5.47 billion as of December 31, 2020, representing approximately 80% of our total assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstance that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The types of properties required to support our television stations include offices, studios, sales offices, tower and transmitter sites. A listing of television station locations can be found on page 17. Our digital and multicast businesses that support our broadcast operations lease their facilities. This includes facilities for executive offices, sales offices and data centers. A listing of our digital businesses locations can be found on page 18. We lease our corporate headquarters facility which is located in Tysons, VA. We believe that none of our individual properties represents a material amount of the total properties owned or leased.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our approximately 219.7 million outstanding shares of common stock were held by 6,232 shareholders of record as of February 19, 2021. Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA.

Purchases of Equity Securities

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. The program was previously suspended on March 20, 2019 simultaneously with the announcement of our acquisition of the Nexstar-Tribune divestiture stations to prioritize use of cash for debt repayment associated with those acquisitions. The renewal of the share repurchase program reflects the reduction of leverage ratio to pre-acquisition levels, as well as demonstrates the Board’s and management’s confidence in the business and continued focus on making prudent, disciplined decisions intended to drive near and long-term shareholder value. Our capital allocation decisions focus on optimizing investments in organic and inorganic growth opportunities, paying down debt, issuing dividends, and repurchasing shares.

Dividend Policy

Since 2017, we have been paying a regular quarterly cash dividend of $0.07 per share. We paid dividends totaling $76.5 million in 2020 and $60.6 million in 2019. We expect to continue paying comparable regular cash dividends in the future. The rate and frequency of future dividends will depend on future earnings, capital requirements and financial condition and other factors considered relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Excluded pursuant to Regulation S-K Item 301, as amended.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are an innovative media company serving the greater good of our communities. Our business includes 64 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We also own leading multicast networks True Crime Network and Quest. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers on all devices and platforms they use to consume news content. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital, and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

We have one operating and reportable segment. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites and tablet and mobile products; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g., 2020, 2018) and particularly in the second half of those years; and 4) other services, such as production of programming and advertising material.

COVID-19 pandemic: During fiscal year 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. The COVID-19 pandemic has brought unprecedented challenges and widespread economic and social change throughout the United States. In an effort to contain the virus the federal and state governments in the United States responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions in an effort to slow the spread of the virus. Such mitigating measures began negatively impacting our AMS revenue stream in mid-March 2020 as demand for non-political advertising softened. While some of these measures have been lifted or relaxed in certain state and local governments, other jurisdictions have seen increases in new COVID-19 cases resulting in restrictions being reinstated, or new restrictions imposed. Overall, advertising demand improved as steps toward economic re-opening were implemented and as federal government stimulus programs were enacted. Our AMS revenues have shown quarterly sequential improvement since the height of the pandemic in the second quarter of 2020. There continues to be considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business.

Due to the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of COVID-19 on our financial condition, results of operations, liquidity and our business in future periods remains limited. While we use the best information available in developing significant estimates included in our financial statements, the effects of the pandemic on our operations may not be fully realized, or reflected in our financial results, until future periods. As such, actual results could differ from our estimates, and these differences resulting from changes in facts and circumstances could be material.

Seasonality: Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter revenues and operating results are stronger than those we report for the first and third quarter. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue in the even year of a two year election cycle, particularly in the fourth quarter of those years.

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 30 titled ‘Operating results non-GAAP information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis.

During 2019, we acquired multiple local television stations and multicast networks. Specifically, we acquired the Gray stations (January 2, 2019), Justice (recently rebranded as True Crime Network) and Quest multicast networks (June 18, 2019), the Dispatch stations (August 8, 2019) and the Nexstar stations (September 19, 2019). See Note 2 to the consolidated financial statements for further details. The multicast networks, Dispatch stations, and Nexstar stations are collectively referred to as the “2019 Acquisitions” in the discussion that follows. These 2019 Acquisitions did not contribute to the periods prior to their acquisition in our financial statements which impacts the year-to-year comparability of our consolidated operating results. The Gray stations do not impact the 2020 to 2019 year-to-year comparability, but do impact 2020 to 2018 year-to-year comparability.

As discussed above, our operating results are subject to significant fluctuations across yearly periods (driven by even-year election cycles). As such, our management team and Board of Directors also review current period operating results compared to the prior two year period (e.g., 2020 vs. 2018). We believe this comparison will also provide useful information to investors, and therefore, we have supplemented our prior year comparison of consolidated results to also include a comparison against 2018 results (through operating income). For purposes of this comparison, the definition of “2019 Acquisitions” also includes the operating results of the Gray stations (as this acquisition does impact the 2020 to 2018 year-to-year comparability).

For a comparative discussion of our results of operations for the years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

A consolidated summary of our results is presented below (in thousands):

	2020	2019	Change from 2019	2018	Change from 2018

Revenues:	$2,937,780	$2,299,497	28%	$2,207,282	33%

Operating expenses:
Cost of revenues	1,503,287	1,228,237	22%	1,065,933	41%
Business units - Selling, general and administrative expenses	365,601	326,804	12%	315,320	16%
Corporate - General and administrative expenses	73,295	80,144	(9%)	52,467	40%
Depreciation	66,880	60,525	10%	55,949	20%
Amortization of intangible assets	67,690	50,104	35%	30,838	***
Spectrum repacking reimbursements and other, net	(9,955)	(5,335)	87%	(11,701)	(15%)
Total	2,066,798	1,740,479	19%	1,508,806	37%
Operating income	870,982	559,018	56%	698,476	25%
Non-operating income (expense):
Equity income in unconsolidated investments, net	10,397	10,149	2%	13,792	(25%)
Interest expense	(210,294)	(205,470)	2%	(192,065)	9%
Other non-operating items, net	(34,029)	11,960	***	(11,496)	***
Total	(233,926)	(183,361)	28%	(189,769)	23%
Income before income taxes	637,056	375,657	70%	508,707	25%
Provision for income taxes	154,293	89,422	73%	107,367	44%
Income from continuing operations	482,763	286,235	69%	401,340	20%
Earnings per share from continuing operations- basic	2.20	1.32	67%	1.86	18%
Earnings per share - from continuing operations diluted	$2.19	$1.31	67%	$1.85	18%
*** Not meaningful

Revenues

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	2020	2019	Change from 2019	2018	Change from 2018
Subscription	$1,286,611	$1,005,030	28%	$840,838	53%
Advertising & Marketing Services	1,174,774	1,226,607	(4%)	1,106,754	6%
Political	445,535	38,478	***	233,613	91%
Other	30,860	29,382	5%	26,077	18%
Total revenues	$2,937,780	$2,299,497	28%	$2,207,282	33%
*** Not meaningful

2020 vs. 2019

Total revenues increased $638.3 million in 2020. Our 2019 Acquisitions contributed $296.7 million to this increase. Excluding the 2019 Acquisitions from both periods, total revenues increased $341.6 million. This increase was primarily due to a $363.8 million increase in legacy station political advertising, reflecting increased spending on the elections and a $141.3 million increase in legacy subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements. This increase was partially offset by a decline in legacy AMS revenue of $166.2 million primarily driven by reduced advertising demand caused by COVID-19, partially offset by increases from Premion revenue.

2020 vs. 2018

Total revenues increased $730.5 million in 2020. Our 2019 Acquisitions contributed $480.8 million to this increase. Excluding the 2019 Acquisitions, total revenues increased $249.7 million. This increase was primarily due to a $236.6 million increase in legacy subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements and a $161.7 million increase in legacy station political advertising, reflecting increased spending on the elections. This increase was partially offset by a decline in legacy AMS revenue of $153.8 million primarily driven by reduced advertising demand caused by COVID-19, partially offset by increases from Premion revenue.

Cost of revenues

2020 vs. 2019

Cost of revenues increased $275.1 million in 2020. Our 2019 Acquisitions contributed $152.0 million to this increase. Excluding the 2019 Acquisitions from both periods, cost of revenues increased $123.1 million. This increase was primarily due to a $120.0 million increase in programming costs, due to the combination of growth in subscription revenues (certain programming costs are linked to such revenues) and annual fee escalators with other programming arrangements.

2020 vs. 2018

Cost of revenues increased $437.4 million in 2020. Our 2019 Acquisitions contributed $248.4 million to this increase. Excluding the 2019 Acquisitions, cost of revenues increased $189.0 million. This increase was primarily due to a $183.1 million increase in programming costs, due to the combination of growth in subscription revenues (certain programming costs are linked to such revenues) and annual fee escalators with other programming arrangements.

Business units - Selling, general and administrative expenses

2020 vs. 2019

Business unit selling, general, and administrative (SG&A) expenses increased $38.8 million in 2020. Our 2019 Acquisitions contributed expenses of $33.2 million to this increase. Excluding the 2019 Acquisitions from both periods, SG&A expenses increased $5.6 million primarily due to increases to bad debt expense and outside professional services costs.

2020 vs. 2018

Business unit SG&A expenses increased $50.3 million in 2020. Our 2019 Acquisitions added business unit SG&A expenses of $58.7 million. Excluding the 2019 Acquisitions, SG&A expenses decreased $8.4 million. The decrease was primarily the result of an $7.7 million reduction of professional and legal costs (due to now settled Department of Justice Antitrust Division matter). This decline was partially offset by $3.0 million primarily due to increases to bad debt expense.

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

2020 vs. 2019

Corporate general and administrative expenses decreased $6.8 million in 2020. The decrease was primarily due to incurring $36.8 million less of acquisition-related costs (principally advisory fees) due to the reduction of acquisition activity in 2020. This decline was partially offset by incurring $23.1 million of costs for successful activism defense and $4.6 million of M&A due diligence costs in 2020.

2020 vs. 2018

Corporate general and administrative expenses increased $20.8 million in 2020. The increase was primarily due to $23.1 million of costs for successful activism defense and $4.6 million of M&A due diligence costs in 2020. Excluding these professional fees, corporate expenses were down approximately $6.9 million, primarily due to a decline in workforce restructuring charges of $5.4 million as well as the full-year impact of certain cost-saving initiatives implemented in 2018.

Depreciation expense

2020 vs. 2019

Depreciation expense increased $6.4 million in 2020. Our 2019 Acquisitions contributed $8.9 million to this increase. Excluding the impact of 2019 Acquisitions from both periods, depreciation expense decreased $2.5 million due to certain assets reaching the end of their assumed useful lives.

2020 vs. 2018

Depreciation expense increased $10.9 million in 2020. Our 2019 Acquisitions contributed $15.0 million to the increase. Excluding the impact of 2019 Acquisitions, depreciation expense decreased $4.1 million due to certain assets reaching the end of their assumed useful lives.

Amortization of intangible assets

2020 vs. 2019

Intangible asset amortization expense increased $17.6 million in 2020. Intangibles from our 2019 Acquisitions contributed $22.1 million to this increase. Excluding the impact of the 2019 Acquisitions from both periods, amortization expense decreased $4.5 million due to certain assets reaching the end of their assumed useful lives.

2020 vs. 2018

Intangible asset amortization expense increased $36.9 million in 2020. Our 2019 Acquisitions contributed $41.1 million to this increase. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $4.2 million due to certain assets reaching the end of their assumed useful lives.

Spectrum repacking reimbursements and other, net

2020 vs. 2019

We had other net gains of $10.0 million in 2020 compared to net gains of $5.3 million in 2019. The 2020 net gains primarily consisted of $13.2 million of reimbursements received from the FCC for required spectrum repacking, partially offset by a $2.1 million impairment charge due to the retirement of a brand name and a $1.1 million FCC license impairment charge. The 2019 net gains consisted of gains of $17.0 million of reimbursements received from the Federal Communications Commission for required spectrum repacking and a gain of $2.9 million as a result of the sale of certain real estate. These gains were partially offset by a $5.5 million in contract termination charge and transition costs related to bringing our national sales organization in-house and $9.1 million of non-cash charges to reduce the value of certain assets classified as held-for-sale.

2020 vs. 2018

We had other net gains of $10.0 million in 2020 compared to net gains of $11.7 million in 2018. The 2020 net gains are discussed in the prior year comparison above. The 2018 net gains primarily consisted of $7.4 million of spectrum repack reimbursements and a $6.0 million gain recognized on the sale of real estate in Houston.

Operating income

2020 vs. 2019

Our operating income increased $312.0 million in 2020. Our 2019 Acquisitions contributed $80.5 million to this increase. Excluding the impact of 2019 Acquisitions from both periods, operating income increased $231.5 million. Our operating margins were 29.6% in 2020 compared to 24.3% in 2019. The increase was driven by the changes in revenues and expenses discussed above.

2020 vs. 2018

Operating income increased $172.5 million in 2020. Our 2019 Acquisitions contributed $117.7 million in operating income. Excluding the impact of 2019 Acquisitions, operating income increased $54.8 million. The increase in operating income was driven by the changes in revenues and expenses discussed above. Our operating margins were 29.6% in 2020 compared to 31.6% in 2018. The decline in margin was primarily driven by the increases in programming costs and intangible amortization.

Programming and payroll expense trends

Programming and payroll expenses are the two largest elements of our operating expenses, and are summarized below, expressed as a percentage of total operating expenses. Programming expenses as a percentage of total operating expenses have increased due to an increase in reverse compensation payments to our network affiliation partners associated with higher subscription revenues. Payroll expenses have increased during 2020 primarily due to our 2019 Acquisitions, but as a percentage of total operating expenses have decreased in 2020 primarily due to increases in programming expenses, which make up a larger percentage of operating costs.

	Percentage of total operating expenses
Expense Category	2020	2019	2018
Programming expenses	40.1%	35.5%	33.3%
Payroll expenses	26.7%	28.6%	29.8%

Non-operating income and expense

Equity income: This income statement category reflects earnings or losses from our equity method investments. Equity income increased from $10.1 million in 2019 to $10.4 million in 2020. The 2020 income was primarily due to equity income from our CareerBuilder investment (which sold several subsidiary businesses in 2020). The 2019 income was primarily due to a gain of $12.2 million recognized in connection with the sale of our investment in Captivate.

Interest expense: Interest expense increased $4.8 million in 2020 as compared to 2019, primarily due to a higher average outstanding total debt balance (reflective of borrowings to finance the 2019 Acquisitions), partially offset by lower interest rates, driven by refinancings. The total average outstanding debt was $4.02 billion in 2020 compared to $3.37 billion in 2019. The impact of the increase in outstanding debt was partially offset by a decrease in the weighted average interest rate on total outstanding debt, which was 5.03% in 2020 compared to 5.85% in 2019.

A further discussion of our borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 34 and in Note 6 to the consolidated financial statements.

Other non-operating items, net: Other non-operating items increased $46.0 million from a net income of $12.0 million in 2019 to a net expense of $34.0 million in 2020. This change was comprised of charges incurred in 2020 including a $17.3 million call premium related to the repayment of our 2023 and 2024 unsecured senior notes; and acceleration of $11.8 million of previously deferred financing fees associated with early repayment of unsecured senior notes in 2020. In addition, the increase was driven by the $9.2 million impairment of an equity investment in 2020 and the absence of a $7.3 million gain we recognized from the acquisition of Justice and Quest in 2019.

Provision for income taxes

We reported pre-tax income of $637.1 million for 2020. The effective tax rate on pre-tax income was 24.2%, which is comparable to the effective tax rate in 2019 of 23.8%. Further information concerning income tax matters is contained in Note 5 of the consolidated financial statements.

Income from continuing operations

Income from continuing operations and related per share amounts are presented in the table below (in thousands, except per share amounts):

	2020	Change	2019
Income from continuing operations	$482,763	69%	$286,235
Per basic share	$2.20	67%	$1.32
Per diluted share	$2.19	67%	$1.31

Our 2020 earnings per share was higher than 2019 due to the factors discussed above including, most notably, the increase in political revenue reflecting increased spending on elections, increase in subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by a decline of AMS due, in part, to reduced advertising demand as a result of the COVID-19 pandemic.

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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We also believe these non-GAAP measures are frequently used by investors, securities analysts and other interested parties in their evaluation of our business and other companies in the broadcast industry.

We discuss in this Form 10-K non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” which are described in detail below in the section titled “Discussion of special charges and credits affecting reporting results”. We believe that such expenses and gains are not indicative of normal, ongoing operations. While these items may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses, charges and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity income in unconsolidated investments, net, (5) other non-operating items, net, (6) workforce restructuring expense, (7) M&A due diligence costs, (8) acquisition-related costs, (9) advisory fees related to activism defense, (10) spectrum repacking reimbursements and other, net, (11) depreciation and (12) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges and credits affecting reported results: Our results during 2020 and 2019 included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Results for the year ended December 31, 2020:

•Workforce restructuring expense which included payroll and related benefit costs at our stations (including the shutdown of our TMS Phoenix operations) and corporate headquarters;
•M&A due diligence costs we incurred to assist prospective buyers of our company with their due diligence;
•Advisory fees related to activism defense;
•Spectrum repacking reimbursements and other, net consists of gains due to reimbursements from the FCC for required spectrum repacking, partially offset by an intangible asset impairment charge due to the retirement of a brand name and an FCC license impairment charge related to a radio station;
•Gains recognized in our equity income in unconsolidated investments, primarily related to our share of CareerBuilder’s gain on the sale of certain subsidiary businesses;
•Other non-operating items primarily related to costs incurred in connection with the early extinguishment of debt, and an impairment from one of our investments; and
•Deferred tax benefits related to partial capital loss valuation allowance release.

Results for the year ended December 31, 2019:

•Workforce restructuring expense which included payroll and related benefit costs at our stations and corporate headquarters;
•Acquisition-related costs which primarily included advisory fees associated with business acquisitions;
•Advisory fees related to activism defense;
•Spectrum repacking reimbursements and other, net was comprised of gains due to reimbursements from the FCC for required spectrum repacking, non-cash charges to reduce the value of certain assets classified as held-for-sale, gains recognized on the sale of real estate, and a contract termination and incremental transition costs related to bringing our national sales organization in-house;
•Gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments;
•Other non-operating items primarily related to a gain for the remeasurement of our previously held ownership in Justice Network and Quest to fair value, a charitable donation made to the TEGNA Foundation, costs incurred in connection with the early extinguishment of debt, and a gain due to an observable price increase in an equity investment; and
•Realization of discrete tax benefits related to one of the recent acquisitions and a previously-disposed business.

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income (in thousands, except per share amounts):

		Special Items
Year ended Dec. 31, 2020	GAAP measure	Workforce restructuring expense	M&A due diligence costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gains on equity method investment	Other non-operating items	Special tax items	Non-GAAP measure
Cost of revenues	$1,503,287	$(595)	$—	$—	$—	$—	$—	$—	$1,502,692
Business units - Selling, general and administrative expenses	365,601	(372)	—	—	—	—	—	—	365,229
Corporate - General and administrative expenses	73,295	(54)	(4,588)	(23,087)	—	—	—	—	45,566
Spectrum repacking reimbursements and other, net	(9,955)	—	—	—	9,955	—	—	—	—
Operating expenses	2,066,798	(1,021)	(4,588)	(23,087)	9,955	—	—	—	2,048,057
Operating income	870,982	1,021	4,588	23,087	(9,955)	—	—	—	889,723
Equity income (loss) in unconsolidated investments, net	10,397	—	—	—	—	(22,606)	—	—	(12,209)
Other non-operating items, net	(34,029)	—	—	—	—	—	38,319	—	4,290
Total non-operating expenses	(233,926)	—	—	—	—	(22,606)	38,319	—	(218,213)
Income before income taxes	637,056	1,021	4,588	23,087	(9,955)	(22,606)	38,319	—	671,510
Provision for income taxes	154,293	256	1,151	5,801	(2,646)	(5,703)	7,357	3,944	164,453
Net income attributable to TEGNA Inc.	482,778	765	3,437	17,286	(7,309)	(16,903)	30,962	(3,944)	507,072
Net income per share - diluted	$2.19	$—	$0.02	$0.08	$(0.03)	$(0.08)	$0.14	$(0.02)	$2.30

		Special Items
Year ended Dec. 31, 2019	GAAP measure	Workforce restructuring expense	Acquisition-related costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gains on equity method investments	Other non-operating items	Special tax items	Non-GAAP measure
Cost of revenues	$1,228,237	$(4,651)	$—	$—	$—	$—	$—	$—	$1,223,586
Business units - Selling, general and administrative expenses	326,804	(1,490)	—	—	—	—	—	—	325,314
Corporate - General and administrative expenses	80,144	(223)	(30,756)	(6,080)	—	—	—	—	43,085
Spectrum repacking reimbursements and other, net	(5,335)	—	—	—	5,335	—	—	—	—
Operating expenses	1,740,479	(6,364)	(30,756)	(6,080)	5,335	—	—	—	1,702,614
Operating income	559,018	6,364	30,756	6,080	(5,335)	—	—	—	596,883
Equity income (loss) in unconsolidated investments, net	10,149	—	—	—	—	(13,126)	—	—	(2,977)
Other non-operating items, net	11,960	—	—	—	—	—	(8,891)	—	3,069
Total non-operating expenses	(183,361)	—	—	—	—	(13,126)	(8,891)	—	(205,378)
Income before income taxes	375,657	6,364	30,756	6,080	(5,335)	(13,126)	(8,891)	—	391,505
Provision for income taxes	89,422	1,596	6,249	1,472	(1,311)	(3,169)	(2,230)	(568)	91,461
Net income attributable to TEGNA Inc.	286,235	4,768	24,507	4,608	(4,024)	(9,957)	(6,661)	568	300,044
Net income per share - diluted (a)	$1.31	$0.02	$0.11	$0.02	$(0.02)	$(0.05)	$(0.03)	$—	$1.38
(a) Per share amounts do not sum due to rounding.

Non-GAAP consolidated results

The following is a comparison of our as adjusted non-GAAP financial results between 2020 and 2019. Changes between the periods are driven by the same factors summarized above in the “Results of Operations” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts).

	2020	Change	2019
Adjusted operating expenses	$2,048,057	20%	$1,702,614
Adjusted operating income	889,723	49%	596,883
Adjusted equity loss in unconsolidated investments, net	(12,209)	***	(2,977)
Adjusted other non-operating income	4,290	40%	3,069
Adjusted total non-operating (expense)	(218,213)	6%	(205,378)
Adjusted income before income taxes	671,510	72%	391,505
Adjusted provision for income taxes	164,453	80%	91,461
Adjusted net income attributable to TEGNA Inc.	507,072	69%	300,044
Adjusted net income per share - diluted	$2.30	67%	$1.38

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA (inclusive and exclusive of Corporate expenses) to net income from continuing operations presented in accordance with GAAP on our Consolidated Statements of Income is presented below (in thousands):

	2020	Change	2019

Net income attributable to TEGNA Inc. (GAAP basis)	$482,778	69%	$286,235
Less: Net loss attributable to redeemable noncontrolling interest	(15)	***	—
Plus: Provision for income taxes	154,293	73%	89,422
Plus: Interest expense	210,294	2%	205,470
Less: Equity income in unconsolidated investments, net	(10,397)	2%	(10,149)
Plus (Less): Other non-operating items, net	34,029	***	(11,960)
Operating income (GAAP basis)	$870,982	56%	$559,018
Plus: Workforce restructuring expense	1,021	(84%)	6,364
Plus: M&A due diligence and acquisition-related costs	4,588	(85%)	30,756
Plus: Advisory fees related to activism defense	23,087	***	6,080
Less: Spectrum repacking reimbursements and other, net	(9,955)	87%	(5,335)
Adjusted operating income (non-GAAP basis)	$889,723	49%	$596,883
Plus: Depreciation	66,880	10%	60,525
Plus: Amortization of intangible assets	67,690	35%	50,104
Adjusted EBITDA (non-GAAP basis)	$1,024,293	45%	$707,512
Corporate - General and administrative expense (non-GAAP basis)	45,566	6%	43,085
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$1,069,859	43%	$750,597
*** Not meaningful

Adjusted EBITDA margin was 36% (without corporate expense) and 35% including corporate. Our total Adjusted EBITDA increased $316.8 million or 45% in 2020 compared to 2019. Our 2019 Acquisitions added $111.5 million of Adjusted EBITDA. Excluding the 2019 Acquisitions, Adjusted EBITDA increased by $205.3 million. This increase was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in political revenue in 2020.

Free cash flow reconciliation

Our free cash flow, a non-GAAP performance measure, was $741.1 million for the year ended December 31, 2020, compared to $376.2 million for the same period in 2019. Our free cash flow in 2020 was higher compared to 2019 primarily due to higher EBITDA and lower capital expenditures.

Reconciliations from “Net income attributable to TEGNA Inc.” to “Free cash flow” are presented below (in thousands):

	2020	2019

Net Income attributable to TEGNA Inc. (GAAP basis)	$482,778	$286,235
Plus: Provision for income taxes	154,293	89,422
Plus: Interest expense	210,294	205,470
Plus: M&A due diligence and acquisition-related costs	4,588	30,756
Plus: Depreciation	66,880	60,525
Plus: Amortization	67,690	50,104
Plus: Stock-based compensation	20,306	20,146
Plus: Company stock 401(k) contribution	16,469	9,558
Plus: Syndicated programming amortization	71,078	60,757
Plus: Workforce restructuring expense	1,021	6,364
Plus: Advisory fees related to activism defense	23,087	6,080
Plus: Cash dividend from equity investments for return on capital	6,373	1,325
Plus: Cash reimbursements from spectrum repacking	13,180	16,974
Plus (Less): Other non-operating items, net	34,029	(11,960)
Less: Net loss attributable to redeemable noncontrolling interest	(15)	—
Less: Tax payments, net of refunds	(84,889)	(84,045)
Less: Spectrum repacking reimbursement and other, net	(9,955)	(5,335)
Less: Equity income in unconsolidated investments, net	(10,397)	(10,149)
Less: Syndicated programming payments	(74,279)	(58,436)
Less: Pension contributions	(5,133)	(23,101)
Less: Interest payments	(200,766)	(186,086)
Less: Purchases of property and equipment	(45,499)	(88,356)
Free cash flow (non-GAAP basis)	$741,133	$376,248

FINANCIAL POSITION

Liquidity and capital resources

Our operations have historically generated strong positive operating cash flow which, along with availability under our existing revolving credit facility as well as cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest expense, dividends, investments in strategic initiatives (including acquisitions) and other operating requirements.

The COVID-19 pandemic has had far-reaching material adverse impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. In light of the uncertain situation relating to the COVID-19 pandemic, we took a number of precautionary measures to mitigate the financial impact of the pandemic, and minimize the resultant risks to our company, employees, our shareholders, customers, and the communities in which we serve. Such steps included the following:

• Refinanced $538.0 million of debt with maturities in 2021 or 2024 to 2026;
• Amended our revolving credit facility on June 11, 2020 to extend the initial step-down of the maximum permitted total leverage ratio by 15 months. Under the amendment our maximum leverage ratio covenant will remain at 5.50x until the fiscal quarter ending March 31, 2022;
• Implemented temporary company-wide one-week furlough program of our workforce during the second quarter of 2020;
• Announced temporary pay reductions of 8% for certain key newsroom personnel, 20% for general managers and all corporate executive and senior vice presidents, and 25% for our CEO and Board of Directors during the second quarter of 2020, in lieu of the one week furlough;
• Reduced and/or deferred capital expenditures and non-critical operating expenses; and
• Implemented travel bans and restrictions.

During 2020 several pieces of legislation were enacted in response to COVID-19. The most impactful to TEGNA was the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) on March 27, 2020. The CARES Act provided numerous tax provisions and other stimulus measures. We benefited from the CARES Act as a result of lower 2020 tax payments of approximately $5 million from the provisions that allow for (1) immediate deduction of any eligible leasehold improvements placed in service during 2018 and 2019, and (2) temporary relaxation of net interest deduction limitations which will allow us to immediately deduct 2019 interest expense that would otherwise have been disallowed and carried forward to future periods. We also elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. This produced a cash flow benefit of approximately $20 million in 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

As we summarize in the Long-term debt section below, during 2020 we completed several strategic actions which have positioned us to continue to pursue strategic acquisition opportunities that may develop in our sector, invest in new content and revenue initiatives, and grow revenue in fiscal year 2021. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit facility and funds raised in the capital markets.

Since 2017, we have been paying a regular quarterly cash dividend of $0.07 per share. We paid dividends totaling $76.5 million in 2020 and $60.6 million in 2019. We expect to continue paying comparable regular cash dividends in the future. The rate and frequency of future dividends will depend on future earnings, capital requirements and financial condition and other factors considered relevant by our Board of Directors.

As of December 31, 2020, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement and term loan agreements, was 3.86x, well below the permitted leverage ratio of less than 5.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion.

Contractual obligations

An important use of our liquidity pertains to purchasing programming rights. Most of our stations have network affiliations agreements with major broadcast networks (ABC, CBS, NBC, and Fox). Under these agreements the television networks produce and distribute programming to us in exchange for our stations commitments to air the programming at specified times and to pay the networks compensation at fixed or variable rates (such as a rate per number of MVPD subscribers accessing the programming). The network affiliation agreements generally have a three-year term. In addition, programming commitments include acquired syndicated programming (television series and movies that are purchased on a group basis for use by our owned stations). These contracts typically cover a period of up to five years, with payments typically made over several years. As of December 31, 2020, we had total programming commitments of $2.20 billion, of which $810.0 million will be settled within the next twelve months. See Note 12 to the consolidated financial statements for further details regarding programming commitments.

We also secure our on-air talent and other key personnel at our television stations through multi-year talent and employment agreements. We expect our contracts for talent and other key personnel will be renewed or replaced with similar agreements upon their expiration. As of December 31, 2020, amounts due under these contracts were approximately $201.8 million, of which approximately $121.3 million will be paid within the next twelve months.

Other material contractual obligations include our operating leases (see Note 8 to the consolidated financial statements for further details) as well as our long-term debt and interest payments (see ‘Long-term debt’ section below, as well as Note 6 to the consolidated financial statements for further details).

The following table provides a summary of our cash flow information for the three years ended December 31, 2020 followed by a discussion of the key elements of our cash flows (in thousands):

	2020	2019	2018

Cash, cash equivalents and restricted cash at beginning of year	$29,404	$135,862	$128,041

Operating activities:
Net income	482,763	286,235	405,665
Non-cash adjustments	202,189	156,858	108,955
Changes in working capital	102,198	(123,048)	47,799
Changes in other assets and liabilities	17,986	(22,572)	(35,210)
Net cash flows from operating activities	805,136	297,473	527,209

Investing activities:
Payments for acquisitions of businesses, net of cash acquired	(34,841)	(1,514,183)	(328,433)
All other investing activities	(24,680)	(49,287)	(45,983)
Net cash used for investing activities	(59,521)	(1,563,470)	(374,416)

Financing activities:
(Payment of) proceeds from borrowings under revolving credit facility, net	(548,000)	853,000	50,000
Proceeds from borrowings	1,550,000	1,100,000	—
Debt repayments	(1,623,000)	(710,000)	(121,146)
Dividends paid	(76,465)	(60,624)	(60,290)
All other financing activities	(36,586)	(22,837)	(13,536)
Net cash (used for) provided by financing activities	(734,051)	1,159,539	(144,972)

Net change in cash, cash equivalents and restricted cash	11,564	(106,458)	7,821
Cash, cash equivalents and restricted cash at end of year	$40,968	$29,404	$135,862

Operating Activities

Cash flow from operating activities was $805.1 million in 2020, compared to $297.5 million in 2019. This $507.6 million increase was primarily driven by the $407.1 million increase in political revenue in 2020. As political advertisements are typically paid upfront, they provide an immediate benefit to operating cash flow as compared to non-political advertising which is billed and collected in arrears after the advertisement has been delivered. Also contributing to the increase was a favorable change in accounts receivable of $113.7 million due to increases in cash collection on AMS. These increases were partially offset by an increase in interest payments of $14.7 million.

Investing Activities
Cash flow used for investing activities was $59.5 million in 2020, compared to $1.56 billion in 2019. The decrease of $1.50 billion was primary due to $34.8 million being spent on acquisitions in 2020 as compared to cash used in 2019 of $1.51 billion for the acquisitions of the Gray Stations, Justice and Quest multicast networks, Dispatch stations, and Nexstar stations.

Financing Activities

Cash flow used for financing activities was $734.1 million in 2020, compared to cash provided by financing of $1.16 billion in 2019. The change was primarily due to debt activity. Specifically, in January 2020 we issued $1.0 billion of senior unsecured notes, the proceeds of which were used to early redeem $650.0 million of senior unsecured notes due in October 2023 and $310.0 million due in July 2020. Additionally, in September 2020 we issued $550 million of senior unsecured notes. In October 2020 we repaid the entire $350 million aggregate principal amount of our 4.875% senior unsecured notes due in 2021 and $188 million aggregate principal amount of our 5.500% senior unsecured notes due in 2024.

In 2019, we issued $1.1 billion of senior unsecured notes, the proceeds of which were used to finance a portion of the acquisition of the Nexstar Stations, and along with borrowing under the revolving credit facility, to repay the remaining $320 million of notes due in October 2019 and early repay $290 million of our $600 million senior unsecured notes due in July 2020. We also paid down $548.0 million on our revolving credit facility in 2020 as compared to borrowing $853.0 million in 2019.

For a comparative discussion of changes in our cash flow comparing the years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Financial Position” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

Long-term debt

As of December 31, 2020, our total principal debt outstanding was $3.58 billion, cash and cash equivalents totaled $41.0 million, and we had unused borrowing capacity of $1.13 billion under our revolving credit facility, which is our primary source for funding short-term cash requirements. As of December 31, 2020, approximately $3.23 billion, or 90%, of our debt had a fixed interest rate. See “Note 6 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt.

On January 9, 2020 we issued $1.0 billion aggregate principal amount of senior unsecured notes bearing an interest rate of 4.625% which are due in March 2028. These senior notes, as well as those issued in September 2019, include customary market covenants and call provisions consistent with our past issuances. On February 11, 2020 we used the net proceeds to repay the remaining $310 million principal amount of our 5.125% Senior Notes due 2020, the $650 million principal amount of our 6.375% Senior Notes due 2023, a $13.8 million call premium on our 6.375% Senior Notes due 2023 and borrowings under our revolving credit facility.

On September 10, 2020, we issued $550 million aggregate principal amount of senior unsecured notes bearing an interest rate of 4.750% which are due in March 2026. The proceeds were used to reduce borrowings from our revolving credit facility.

On October 13, 2020 we utilized our revolving credit facility to repay the entire $350 million aggregate principal amount of our 4.875% Senior Notes due in 2021 and $188 million aggregate principal amount of our 5.500% Senior Notes due in 2024 and a $3.4 million redemption premium on our Senior Notes due in 2024.

We expect our existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Our interest payments and debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. Interest payments on the senior notes are based on the stated cash coupon rate. As of December 31, 2020, we had future interest payments on our senior notes of $1.19 billion, of which $167.8 million will be paid within the next twelve months. We also had $355.0 million of outstanding borrowings under our revolving credit facility as of December 31, 2020. Future interest payments on the revolving credit facility are not known with certainty as payments into and out of the credit facility can change daily and interest payments are based variable interest rates. For illustrative purposes, assuming the December 31, 2020 revolving credit facility balance does not change during 2021 and rates remain at the same level as those existing as of December 31, 2020, we estimate interest payments in 2021 will be approximately $9.6 million.

The following schedule discloses future annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2020
2021	$—
2022	—
2023	—
2024 (1)	492,000
2025	—
Thereafter	3,090,000
Total	$3,582,000

(1) Assumes the current revolving credit facility borrowings come due in 2024 and the revolving credit facility is not extended.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. As of December 31, 2020, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Capital stock

In December 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. The program was previously suspended on March 20, 2019 simultaneously with the announcement of our acquisition of the Nexstar-Tribune divestiture stations to prioritize use of cash for debt repayment associated with those acquisitions. In 2018, approximately 545,000 shares were purchased for $5.8 million. Certain of the shares we previously acquired have been reissued in settlement of employee stock awards.

The renewal of the share repurchase program demonstrates the Board’s and management’s confidence in the business and continued focus on making prudent, disciplined decisions intended to drive near and long-term shareholder value. Our capital allocation decisions focus on optimizing investments in organic and inorganic growth opportunities, paying down debt, issuing dividends, and repurchasing shares.

Our common stock outstanding as of December 31, 2020, totaled 219,500,272 shares, compared with 217,463,550 shares as of December 31, 2019.

Critical accounting policies and the use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. This commentary should be read in conjunction with our consolidated financial statements and the remainder of this Form 10-K.

Goodwill: As of December 31, 2020, our goodwill balance was $3.0 billion and represented approximately 43% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

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

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2020, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our one reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a control premium. In the fourth quarter of 2020, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value. We do not believe that the reporting unit is currently at risk of incurring a goodwill impairment in the foreseeable future.

Impairment assessment inherently involves management judgments regarding the assumptions described above. Fair value of the reporting unit also depends on the future strength of the economy in our principal media markets. New and developing competition as well as technological change could also adversely affect our stock price and future fair value estimates.

Indefinite Lived Intangibles: Consist entirely of FCC broadcast licenses related to our acquisitions of television stations. As of December 31, 2020, indefinite lived intangible assets were $2.1 billion and represented approximately 31% of our total assets.

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

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2020, we elected to perform the quantitative assessment for FCC licenses acquired in the 2018 KFMB acquisition as well as those acquired in our 2019 acquisitions, which represented an aggregate carrying value of $897.7 million. These licenses have more limited headroom due to the fact that we recently recorded them at fair value upon their respective acquisition. To estimate the fair values for this subset of our FCC broadcast licenses, we applied an income approach, using the Greenfield method. The results of our 2020 annual impairment test of FCC broadcast licenses indicated the fair value of a radio license was less than its carrying amount; and therefore, a $1.1 million impairment charge was recorded. No other impairments occurred in 2020.

We performed the optional qualitative assessment for all of our other FCC licenses, which represented an aggregate carrying value of $1.23 billion. In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in the discount rate. The results of our qualitative procedures showed no material adverse change in inputs that would indicate an impairment exists since the last quantitative test of these assets. As such, we concluded it was more likely than not that the fair value of these indefinite lived FCC broadcast licenses was more than their carrying amounts. Therefore, we did not perform a quantitative test on these FCC licenses in 2020.

The quantitative and qualitative analysis performed included projected estimated economic impacts from the COVID-19 pandemic. A sustained economic decline resulting from COVID-19 larger than what was projected in our analysis could result in future non-cash impairment charges of our recently acquired FCC licenses, and any related impairment could have a material adverse impact on our results of operations. In particular, one recently acquired TV station and one radio station have FCC licenses, that have a combined carrying value of $67.2 million and have individual headroom of less than 5%, and therefore, are at a heightened risk of future impairment. Changes in key fair value assumptions that could result in a future impairment charge include increases in discount rates and declines in market revenues. A 100 basis point increase in our discount rate or a 10% decline in market revenues (holding all other assumptions in the fair value model constant) would result in an aggregate impairment charge of these FCC licenses of less than approximately $8.0 million.

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

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. For 2020, we assumed a rate of 6.75% for our long-term expected return on pension assets used for our TRP plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a plus or minus 50 basis points change in the expected rate of return on pension assets (with all other assumptions held constant) would have decreased or increased estimated pension plan expense for 2020 by approximately $2.3 million. The effects of actual results differing from these assumptions are accumulated as unamortized gains and losses.

For the December 31, 2020 measurement, the assumption used for the discount rate was 2.55% for our principal retirement plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a plus or minus 50 basis points change in the discount rate as of the end of 2020 (with all other assumptions held constant) would have decreased or increased plan obligations by approximately $31.2 million. For 2020, the discount rate used to determine the pension expense was 3.30%. A 50 basis points increase or decrease in this discount rate would have decreased or increased total pension plan expense for 2020 by approximately $0.6 million.

Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2020, deferred tax asset valuation allowances totaled $43.5 million, primarily related to federal and state capital losses, minority investments, state interest disallowance carryovers, and state net operating losses available for carry forward to future years. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates and changes in the market value of financial instruments. Our main exposure to market risk relates to interest rates. We had $355 million in floating interest rate obligations outstanding on December 31, 2020, and therefore are subject to changes in the amount of interest expense we might incur. A 50 basis point increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $1.8 million. Refer to Note 9 to the consolidated financial statements for information regarding the fair value of our long-term debt.

We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of TEGNA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TEGNA Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

FCC broadcast license impairment assessments -licenses acquired in the KFMB, Gray stations, Dispatch stations, and Nexstar stations acquisitions

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated FCC broadcast licenses balance was $2.1 billion as of December 31, 2020, of which $897.7 million related to FCC broadcast licenses acquired in the KFMB, Gray stations, Dispatch stations, and Nexstar stations acquisitions, which were subject to a quantitative impairment assessment. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. Fair value is estimated by management using an income approach called the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and the discount rate (determined by management using a weighted average cost of capital).

The principal considerations for our determination that performing procedures relating to the FCC broadcast license impairment assessments for the licenses acquired in the KFMB, Gray stations, Dispatch stations, and Nexstar stations acquisitions is a critical audit matter are the significant judgment by management when developing the fair value measurement of the FCC broadcast licenses. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments, including controls over the valuation of the Company’s FCC broadcast licenses for the licenses acquired in the KFMB, Gray stations, Dispatch stations, and Nexstar stations acquisitions. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and the discount rate. Evaluating management’s assumptions related to market revenues, estimated market share for a typical market participant and estimated profit margins based on market size and station type involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate and long-term growth projections assumptions.

/s/ PricewaterhouseCoopers LLP

Arlington, Virginia
March 1, 2021

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of TEGNA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of TEGNA, Inc. (the Company) for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2005 to 2019.

Tysons, Virginia
March 1, 2019

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
	Dec. 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$40,968	$29,404
Accounts receivable, net of allowances of $7,035 and $3,723, respectively	550,755	581,765
Other receivables	14,031	19,640
Syndicated programming rights	47,331	49,616
Prepaid expenses and other current assets	19,509	26,899
Total current assets	672,594	707,324
Property and equipment
Land	86,456	86,456
Buildings and improvements	329,088	322,961
Equipment, furniture and fixtures	593,517	553,995
Construction in progress	17,398	34,324
Total	1,026,459	997,736
Less accumulated depreciation	(556,100)	(512,015)
Net property and equipment	470,359	485,721
Intangible and other assets
Goodwill	2,968,693	2,950,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $235,582 and $168,452, respectively	2,503,644	2,561,614
Right-of-use assets for operating leases	97,190	103,461
Investments and other assets	136,219	145,269
Total intangible and other assets	5,705,746	5,760,931
Total assets	$6,848,699	$6,953,976

TEGNA Inc. CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts
	Dec. 31,
	2020	2019

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$58,049	$51,894
Accrued liabilities
Compensation	46,213	63,876
Interest	47,249	46,013
Contracts payable for programming rights	130,522	119,872
Other	78,219	60,983
Dividends payable	—	15,188
Income taxes payable	63,923	3,332
Total current liabilities	424,175	361,158
Noncurrent liabilities
Income taxes	7,303	7,490
Deferred income tax liability	530,240	515,621
Long-term debt	3,553,220	4,179,245
Pension liabilities	85,908	127,146
Operating lease liabilities	99,337	105,902
Other noncurrent liabilities	75,488	67,037
Total noncurrent liabilities	4,351,496	5,002,441
Total liabilities	4,775,671	5,363,599

Commitments and contingent liabilities (see Note 12)

Redeemable noncontrolling interest (see Note 12)	$14,933	$—

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	113,267	247,497
Retained earnings	7,075,640	6,655,088
Accumulated other comprehensive loss	(121,076)	(142,597)
Less treasury stock at cost, 104,918,360 shares and 106,955,082 shares, respectively	(5,334,155)	(5,494,030)
Total equity	2,058,095	1,590,377
Total liabilities, redeemable noncontrolling interest and equity	$6,848,699	$6,953,976
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
	Dec. 31,
	2020	2019	2018

Revenues	$2,937,780	$2,299,497	$2,207,282

Operating expenses:
Cost of revenues[1]	1,503,287	1,228,237	1,065,933
Business units - Selling, general and administrative expenses	365,601	326,804	315,320
Corporate - General and administrative expenses	73,295	80,144	52,467
Depreciation	66,880	60,525	55,949
Amortization of intangible assets	67,690	50,104	30,838
Spectrum repacking reimbursements and other, net (see Note 11)	(9,955)	(5,335)	(11,701)
Total	2,066,798	1,740,479	1,508,806
Operating income	870,982	559,018	698,476

Non-operating income (expense):
Equity income in unconsolidated investments, net	10,397	10,149	13,792
Interest expense	(210,294)	(205,470)	(192,065)
Other non-operating items, net	(34,029)	11,960	(11,496)
Total	(233,926)	(183,361)	(189,769)

Income before income taxes	637,056	375,657	508,707
Provision for income taxes	154,293	89,422	107,367
Income from continuing operations	482,763	286,235	401,340
Income from discontinued operations, net of tax	—	—	4,325
Net income	482,763	286,235	405,665
Net loss attributable to redeemable noncontrolling interest	15	—	—
Net income attributable to TEGNA Inc.	$482,778	$286,235	$405,665

Earnings from continuing operations per share - basic	$2.20	$1.32	$1.86
Earnings from discontinued operations per share - basic	—	—	0.02
Net income per share - basic	$2.20	$1.32	$1.88

Earnings from continuing operations per share - diluted	$2.19	$1.31	$1.85
Earnings from discontinued operations per share - diluted	—	—	0.02
Net income per share - diluted	$2.19	$1.31	$1.87

Weighted average number of common shares outstanding:
Basic shares	219,232	217,138	216,184
Diluted shares	219,733	217,977	216,621
1Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
	Dec. 31,
	2020	2019	2018

Net income	$482,763	$286,235	$405,665
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	138	(774)	362
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	6,209	5,764	5,141
Actuarial gain (loss) arising during the period	22,574	(13,822)	(19,279)
Pension lump-sum payment charges	—	686	7,498
Pension and other postretirement benefit items	28,783	(7,372)	(6,640)
Other comprehensive (loss) income, before tax	28,921	(8,146)	(6,278)
Income tax effect related to components of other comprehensive income (loss)	(7,400)	2,060	1,535
Other comprehensive income (loss), net of tax	21,521	(6,086)	(4,743)
Comprehensive income	504,284	280,149	400,922
Comprehensive loss attributable to redeemable non-controlling interest	15	—	—
Comprehensive income attributable to TEGNA Inc.	$504,299	$280,149	$400,922
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars	Dec. 31,
	2020	2019	2018

Cash flows from operating activities:
Net income	$482,763	$286,235	$405,665
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	66,880	60,525	55,949
Amortization of intangible assets	67,690	50,104	30,838
Stock-based compensation	20,306	20,146	12,531
Company stock 401(k) contribution	16,469	9,558	—
Amortization of deferred financing costs, debt discounts and premiums	20,251	12,012	11,162
Losses (gains) on assets	12,457	(7,402)	(4,991)
Provision for deferred income taxes	8,533	22,064	17,258
Equity income in unconsolidated investees, net	(10,397)	(10,149)	(13,792)
Changes in operating assets and liabilities, net of acquisitions:
Decreases (increase) decrease in trade receivables	27,474	(86,245)	(5,351)
Increase (decrease) in accounts payable	7,245	(29,526)	29,357
Increase (decrease) in interest and taxes payable	66,466	(8,284)	22,895
Increase in deferred revenue	1,013	1,007	898
Pension contributions, net of (income) expense	(10,400)	(19,447)	(42,015)
Changes in other assets and liabilities, net	28,386	(3,125)	6,805
Net cash flows from operating activities	805,136	297,473	527,209
Cash flows from investing activities:
Purchase of property and equipment	(45,499)	(88,356)	(65,230)
Reimbursement from spectrum repacking	13,180	16,974	7,400
Payments for acquisitions of businesses and other assets, net of cash acquired	(34,841)	(1,514,183)	(328,433)
Payments for investments	(2,415)	(4,986)	(11,677)
Proceeds from investments	5,028	4,698	7,189
Proceeds from sale of businesses and assets	5,026	22,383	16,335
Net cash used for investing activities	(59,521)	(1,563,470)	(374,416)
Cash flows from by financing activities:
(Payments of) proceeds from borrowings under revolving credit facilities, net	(548,000)	853,000	50,000
Proceeds from borrowings	1,550,000	1,100,000	—
Debt repayments	(1,623,000)	(710,000)	(121,146)
Payments for debt issuance and premiums for early redemption costs	(41,378)	(22,018)	(5,269)
Dividends paid	(76,465)	(60,624)	(60,290)
Repurchases of common stock	—	—	(5,831)
Net settlement of stock for tax withholding and proceeds from stock option exercises	(9,208)	(819)	(2,436)
Proceeds from sale of minority ownership interest in Premion	14,000	—	—
Net cash (used for) provided by financing activities	(734,051)	1,159,539	(144,972)
Increase (decrease) in cash, cash equivalents and restricted cash	11,564	(106,458)	7,821
Balance of cash, cash equivalents and restricted cash at beginning of year	29,404	135,862	128,041
Balance of cash, cash equivalents and restricted cash at end of year	$40,968	$29,404	$135,862

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$84,889	$84,045	$62,889
Cash paid for interest	$200,766	$186,086	$182,465

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

In thousands of dollars, except per share data
		TEGNA Inc. Shareholders’ Equity
	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance as of Dec. 31, 2017	$—	$324,419	$382,127	$6,062,995	$(106,923)	$(5,667,577)	$995,041
Net Income				405,665			405,665
Other comprehensive loss, net of tax					(4,743)		(4,743)
Total comprehensive income							400,922
Cumulative effects of accounting changes				21,121	(24,845)		(3,724)
Dividends declared: $0.28 per share				(60,269)			(60,269)
Treasury stock acquired						(5,831)	(5,831)
Stock-based awards activity			(96,060)			95,560	(500)
Stock-based compensation			12,531				12,531
Other activity			2,754				2,754
Balance as of Dec. 31, 2018	$—	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$1,340,924
Net Income				286,235			286,235
Other comprehensive loss, net of tax					(6,086)		(6,086)
Total comprehensive income							280,149
Dividends declared: $0.28 per share				(60,659)			(60,659)
Company stock 401(k) contribution			(23,090)			32,648	9,558
Stock-based awards activity			(51,990)			51,170	(820)
Stock-based compensation			20,146				20,146
Other activity			1,079				1,079
Balance as of Dec. 31, 2019	$—	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net Income (loss)	(15)			482,778			482,778
Other comprehensive loss, net of tax					21,521		21,521
Total comprehensive income							504,299
Dividends declared: $0.28 per share				(61,278)			(61,278)
Company stock 401(k) contribution			(71,808)			88,277	16,469
Stock-based awards activity			(80,805)			71,598	(9,207)
Stock-based compensation			20,306				20,306
Sale of minority ownership interest in Premion	14,000						—
Accretion of redeemable noncontrolling interest	933			(933)			(933)
Adjustment of redeemable noncontrolling interest to redemption value	15			(15)			(15)
Other activity			(1,923)				(1,923)
Balance as of Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of business, basis of presentation and summary of significant accounting policies

Description of business: We are an innovative media company serving the greater good of our communities. Our business includes 64 television stations operating and two radio stations in 51 U.S. markets, offering high-quality television programming and digital content. We also own leading multicast networks True Crime Network and Quest. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers on all devices and platforms they use to consume news content. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

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

COVID-19 pandemic: During the first quarter of 2020, a novel strain of coronavirus (COVID-19) believed to have been first identified in Wuhan, China, spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The federal and state governments in the United States responded by instituting a wide variety of mitigating control measures, including, mandatory quarantines, closures of non-essential businesses and all other places of social interaction, while implementing “shelter in place” orders and travel restrictions in an effort to slow the spread of the virus. Such mitigating measures began negatively impacting our advertising and marketing services (AMS) revenue stream in mid-March 2020 as demand for non-political advertising softened. While some of these measures have been lifted or relaxed in certain state and local governments, other jurisdictions have seen increases in new COVID-19 cases resulting in restrictions being reinstated, or new restrictions imposed. Overall, advertising demand improved as steps toward economic re-opening were implemented and as federal government stimulus programs were enacted. Our AMS revenues have shown quarterly sequential improvement since the height of the pandemic in the second quarter of 2020. There continues to be considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business.

Beginning in mid-March 2020, as a result of the expected near-term impact on non-political advertising demand caused by the COVID-19 pandemic, we implemented cost saving measures to reduce operating expenses and discretionary capital expenditures. These measures included implementing temporary furloughs for one week during the second quarter for most personnel, reducing compensation for executives and our Board of Directors, and reducing non-critical discretionary spending. As is true of most businesses, the ultimate magnitude of the COVID-19 pandemic cannot be reasonably estimated at this time, but we do expect it to continue to have a dampening effect on our near-term AMS revenues, although to a much lower degree than in mid-2020.

Due to the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of COVID-19 on our financial condition, results of operations, liquidity and our business in future periods remains limited. While we use the best information available in developing significant estimates included in our financial statements, the effects of the pandemic on our operations may not be fully realized, or reflected in our financial results, until future periods. As such, actual results could differ from our estimates, and these differences resulting from changes in facts and circumstances could be material.

Basis of presentation: The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities for which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity income in unconsolidated investments, net” in the Consolidated Statements of Income.
Segment presentation: We operate one operating and reportable segment, which primarily consists of our 64 television stations operating in 51 markets. Our reportable segment structure has been determined based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth, unemployment and demand for our products and services, including the impacts of the COVID-19 pandemic on these trends. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. Bad debt expense, which is included in “Business units - Selling, general and administrative expenses” on our Consolidated Statements of Income, was $8.0 million in 2020, $2.4 million in 2019 and $3.9 million in 2018. Write-offs of trade receivables (net of recoveries) were $4.7 million in 2020, $3.0 million in 2019 and $3.9 million in 2018.

Property and equipment: Property and equipment are recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are generally: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, 3 to 25 years. Expenditures for maintenance and repairs are expensed as incurred. During 2020, 2019 and 2019, we had expenditures related to the Federal Communication Commission’s (FCC) repack project. See Note 12 for further discussion.

Valuation of long-lived assets: We review the carrying amount of long-lived assets (mostly property and equipment and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment charges in 2020 and 2019 related to long-lived assets. See Note 11 for further discussion.

Goodwill and indefinite-lived intangible assets: The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

Our goodwill balance was $3.0 billion as of December 31, 2020 and 2019. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances indicate that the fair value of our reporting unit may be below its carrying amount.

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2020, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a reasonable control premium. In the fourth quarter of 2020, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value.

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

In 2020, we elected to perform the quantitative assessment for FCC licenses acquired in the KFMB acquisition as well as those acquired in our 2019 acquisitions (acquisitions of Gray stations, Dispatch stations, and Nexstar stations - see Note 2), which represented an aggregate carrying value of $897.7 million. These licenses have more limited headroom due to the fact that we recently recorded them at fair value upon their respective acquisition. To estimate the fair values for the FCC broadcast licenses, we applied an income approach, using the Greenfield method. The results of our 2020 annual impairment test of FCC broadcast licenses indicated the fair value of a radio license was less than its carrying amount; and therefore, a $1.1 million impairment charge was recorded within “Spectrum repacking reimbursements and other, net” on our Consolidated Statements of Income. No other impairments occurred in 2020. See Note 11 for further discussion.

We performed the optional qualitative assessment for all of our other FCC licenses, which represented an aggregate carrying value of $1.23 billion. In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in the discount rate. The results of our qualitative procedures showed no material adverse change in inputs that would indicate an impairment exists since the last quantitative test of these assets. As such, we concluded it was more likely than not that the fair value of these indefinite lived FCC broadcast licenses was more than their carrying amounts and therefore, we did not perform a quantitative test on these licenses in 2020.

The quantitative and qualitative analysis performed included projected estimated economic impacts from the COIVD-19 pandemic. A sustained economic decline resulting from COVID-19 larger than what was projected in our analysis could result in future non-cash impairment charges of our recently acquired FCC licenses, and any related impairment could have a material adverse impact on our results of operations.

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

Investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as a non-operating expense on our Consolidated Statements of Income. As of December 31, 2020, such investments totaled $20.3 million and as of December 31, 2019, they totaled $32.4 million. During 2020, we recorded a $9.2 million impairment related to the decline in fair value of one or our investees. During 2019, we recorded gains of $5.9 million due to an observable price increase in two such investments. During 2018, we recorded impairment charges of $2.0 million on debt investments which had been classified as an other long-term asset.

Our television stations are party to program broadcasting contracts which provide us with rights to broadcast syndicated programs, original series and films. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Program assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based upon the expected use of the programs in succeeding years. Expense is recognized on a straight line basis which appropriately matches the cost of the programs with the revenues associated with them. During 2020, 2019 and 2018, we incurred programming expense of $71.1 million, $60.8 million and $53.4 million, respectively. Programming expense is included in “Cost of revenues” within our Consolidated Statements of Income. As of December 31, 2020, $47.3 million of programming assets existed which we expect to be expensed within the next twelve months. The liability for these contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the programs, but may be shorter.

We evaluate the net realizable value of our program broadcasting contract assets when a triggering event occurs, such as a change in our intended usage, or sustained lower than expected ratings for the program. Impairment analysis are performed at the syndicated program level (across all stations that utilize the program). We determine the net realizable value based on a projection of the estimated revenues less projected direct costs associated with the syndicated program (which is classified as Level 3 in the fair value hierarchy). If the future direct costs exceed expected revenues, impairment of the program asset may be required. No impairment charges were recognized in 2020, 2019 or 2018.

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
Our primary source of revenue is now our subscription revenue from retransmission consent contracts with multichannel video programming distributors (e.g., cable and satellite providers) and over the top providers (companies that deliver video content to consumers over the Internet). Under these multi-year contracts, we have performance obligations to provide our customers with our stations’ signals, as well as our consent to retransmit those signals to their customers. Subscription revenue is recognized in accordance with the guidance for licensing intellectual property utilizing a usage based method. The amount of revenue earned is based on the number of subscribers to which our customers retransmit our signal, and the negotiated fee per subscriber included in our contract agreement. Our customers submit payments monthly, generally within 60-90 days after the month that the service was provided. Our performance obligations are satisfied, and revenue is recognized, as our customers retransmit our signal. This measure toward satisfaction of our performance obligations and recognition of revenue is the most appropriate as it aligns our revenue recognition with the value that we are delivering to our customers through our retransmission consent.
We also earn revenue through the sale of advertising and marketing services (AMS). This revenue stream includes all sources of our traditional television and radio advertising, as well as digital revenues including Premion. Contracts within this revenue stream are short-term in nature (most often three months or less). Contracts generally consist of multiple deliverables, such as television commercials, or digital advertising solutions, that we have identified as individual performance obligations. Before performing under the contract, we establish the transaction price with our customer based on the agreed upon rates for each performance obligation. There is no material variability in the transaction price during the term of the contract.
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
In instances where we sell services from more than one revenue stream to the same customer at the same time, we recognize one contract and allocate the transaction price to each deliverable element (e.g., performance obligation) based on the relative fair value of each element.
Revenue earned by categories in 2020, 2019 and 2018 are shown below (amounts in thousands):

	Year ended Dec. 31,
	2020	2019	2018

Subscription	$1,286,611	$1,005,030	$840,838
Advertising & Marketing Services	1,174,774	1,226,607	1,106,754
Political	445,535	38,478	233,613
Other	30,860	29,382	26,077
Total revenues	$2,937,780	$2,299,497	$2,207,282

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

Stock-based employee compensation: We grant restricted stock units (RSUs) and performance shares to employees as a form of compensation. The expense for the RSUs is based on the grant date fair value of the award and is generally recognized on a straight-line basis. Expense related to the performance share program is marked to market each month over the first two-year performance period. Expense under these programs is recognized over the requisite service period, which is typically a four-year period for RSUs and a three-year period for performance shares. Performance share expense for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 10 for further discussion.

Advertising and marketing costs: We expense advertising and marketing costs, such as costs to promote our brands, as they are incurred. Advertising expense was $5.8 million in 2020, $9.4 million in 2019 and $10.4 million in 2018, and are included in “Selling, general and administrative expenses” on the Consolidated Statements of Income.

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

In August 2018, the FASB issued new guidance that changed disclosures related to defined benefit pension and other postretirement benefit plans. The guidance removed disclosures that are no longer economically relevant, clarifies certain existing disclosure requirements and added some new disclosures. The most relevant elimination for us is the annual disclosure of the amount of gain/loss and prior service cost/credit amortization expected in the following year. The most relevant addition impacting us is annually disclosing explanations of the drivers for significant changes in plan obligations. We have included the new disclosure in our retirement footnote (Note 7) herein and applied them on a retrospective basis.

New accounting guidance not yet adopted: There is no accounting guidance currently pending that we expect to have a material impact on our consolidated financial statements or disclosures.

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

Nexstar Stations

On September 19, 2019, we completed our acquisition of 11 local television stations in eight markets, including eight Big Four affiliates, from Nexstar Media Group (the Nexstar Stations). These stations were divested by Nexstar Media Group in connection with its acquisition of Tribune Media Company. The purchase price for the Nexstar Stations was $769.9 million which included a base purchase price of $740.0 million and an estimated working capital of $29.9 million (approximately $0.8 million was paid in April 2020 after finalization of the working capital true-up with the seller).

Dispatch Stations

On August 8, 2019, we completed the acquisition of Dispatch Broadcast Group’s two top-rated television stations and two radio stations (the Dispatch Stations). The purchase price for the Dispatch Stations was $560.5 million which consisted of a base purchase price of $535.0 million and working capital and cash acquired of $25.5 million.

Justice and Quest Multicast Networks

On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network (which has since been rebranded as True Crime Network) and Quest from Cooper Media. Cash paid for this acquisition was $77.1 million (which included $4.6 million for working capital).

Gray Stations

On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc. for approximately $109.9 million in cash (which includes $4.9 million for working capital paid at closing).

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with these acquisitions (in thousands):

	Nexstar Stations	Dispatch Stations	Justice & Quest	Gray Stations	Total
Cash	$—	$2,363	$—	$—	$2,363
Accounts receivable	34,680	26,344	8,501	5,553	75,078
Prepaid expenses and other current assets	3,776	6,092	6,987	987	17,842
Property and equipment	45,186	40,418	361	11,757	97,722
Goodwill	128,191	202,312	23,567	19,405	373,475
FCC licenses	374,269	295,983	—	47,061	717,313
Network affiliation agreements	123,926	60,765	—	14,420	199,111
Retransmission agreements	68,316	33,107	—	12,198	113,621
Other intangible assets	—	—	52,553	—	52,553
Right-of-use assets for operating leases	22,715	362	—	251	23,328
Other noncurrent assets	237	—	5,253	18	5,508
Total assets acquired	$801,296	$667,746	$97,222	$111,650	$1,677,914
Accounts payable	2,037	954	725	1	3,717
Accrued liabilities	8,544	9,011	4,236	1,494	23,285
Deferred income tax liability	—	97,082	(462)	—	96,620
Operating lease liabilities - noncurrent	20,346	226	—	235	20,807
Other noncurrent liabilities	426	—	2,677	—	3,103
Total liabilities assumed	$31,353	$107,273	$7,176	$1,730	$147,532
Net assets acquired	$769,943	$560,473	$90,046	$109,920	$1,530,382

Less: cash acquired	$—	$(2,363)	$—	$—	$(2,363)
Less: fair value of existing ownership	—	—	(12,995)	—	(12,995)
Cash paid for acquisitions	$769,943	$558,110	$77,051	$109,920	$1,515,024

We accounted for each of these acquisitions as business combinations, which required us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired was recorded as goodwill.

During 2020, we continued to analyze information related to the estimated fair values for certain tangible and intangible assets acquired, liabilities assumed and the amount of goodwill recognized for these acquisitions and recorded certain adjustments to reduce our retransmission agreement intangible assets by $21.3 million and increase the carrying amount of our goodwill by $18.1 million. During 2020, we finalized the fair value of assets acquired and liabilities assumed for the acquisitions; therefore, the amounts presented above are now final.

NOTE 3 – Goodwill and other intangible assets

We operate as one operating and reportable segment which includes the goodwill balances as of December 31, 2020 and December 31, 2019 shown below (in thousands):

Goodwill
Balance as of Dec. 31, 2018	$2,596,863
Acquisitions	355,368
Disposition of a business unit	(1,644)
Balance as of Dec. 31, 2019	2,950,587
Adjustments	18,106
Balance as of Dec. 31, 2020	$2,968,693

The change in goodwill during both years is primarily attributable to the acquisitions discussed in Note 2.

The following table displays indefinite-lived intangible assets and amortizable intangible assets as of December 31, 2020 and 2019 (in thousands):

	Gross	Accumulated Amortization	Net
Dec. 31, 2020
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,123,898	$—	$2,123,898
Amortizable intangible assets:
Retransmission agreements	235,215	(138,928)	96,287
Network affiliation agreements	309,503	(72,694)	236,809
Other	70,610	(23,960)	46,650
Total indefinite-lived and amortizable intangible assets	$2,739,226	$(235,582)	$2,503,644
Dec. 31, 2019
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,090,732	$—	$2,090,732
Amortizable intangible assets:
Retransmission agreements	256,533	(105,212)	151,321
Network affiliation agreements	309,496	(48,174)	261,322
Other	73,305	(15,066)	58,239
Total indefinite-lived and amortizable intangible assets	$2,730,066	$(168,452)	$2,561,614

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements and brand names which are also amortized on a straight-line basis over their useful lives.

In June 2020, we acquired the assets and FCC license of KTBU, a full power UHF station in Houston, Texas. In addition, in November 2020, we acquired the assets and FCC license of KMPX a full power UHF station in Dallas, Texas. In connection with these two transactions, we recorded total indefinite-lived FCC broadcast licenses of $34.3 million.

In the second quarter of 2020, we recognized a $2.1 million impairment charge in connection with eliminating the use of the Justice Network brand name and re-establishing the business under a new brand name called True Crime Network. Additionally, our 2020 annual impairment test performed on FCC broadcast licenses indicated the fair value of a radio license was less than its carrying amount; and therefore, a $1.1 million impairment charge was recorded. Both impairment charges were recorded in the “Spectrum repacking reimbursements and other, net” line item of the Consolidated Statements of Income.

The following table shows the projected annual amortization expense related to amortizable intangible assets existing as of December 31, 2020 (in thousands):

2021	$62,854
2022	59,711
2023	53,296
2024	47,132
2025	28,296
Thereafter	128,457
Total	$379,746

NOTE 4 – Investments and other assets

Our investments and other assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	Dec. 31,
	2020	2019
Cash value life insurance	$52,883	$52,462
Equity method investments	32,067	27,650
Other equity investments	20,271	32,383
Deferred debt issuance costs	9,378	10,921
Other long-term assets	21,620	21,853
Total	$136,219	$145,269

Cash value life insurance: We are the beneficiary of life insurance policies on the lives of certain employees/retirees, which are recorded at their cash surrender value as determined by the insurance carrier. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. Gains and losses on these investments are included in “Other non-operating items, net” within our Consolidated Statements of Income and were not material for all periods presented.

Other equity investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In 2020, we recorded a $9.2 million impairment charge due to the decline in the fair value of one of our investees. In 2019, we recognized gain of $5.9 million, based on observable price changes for certain equity investments without readily determinable fair value. The 2020 impairment charge and 2019 gain were recorded within “Other non-operating items, net” in the Consolidated Statements of Income.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.

NOTE 5 – Income taxes

The provision for income taxes from continuing operations consists of the following (in thousands):

2020	Current	Deferred	Total
Federal	$123,882	$4,532	$128,414
State and other	21,878	4,001	25,879
Total	$145,760	$8,533	$154,293

2019	Current	Deferred	Total
Federal	$59,791	$21,345	$81,136
State and other	7,567	719	8,286
Total	$67,358	$22,064	$89,422

2018	Current	Deferred	Total
Federal	$77,795	$15,765	$93,560
State and other	9,527	4,280	13,807
Total	$87,322	$20,045	$107,367

Income from continuing operations before income taxes attributable to TEGNA Inc. consists entirely of domestic income.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State taxes (net of federal income tax benefit)	3.3	3.1	2.9
Uncertain tax positions, settlements and lapse of statutes of limitations	(0.1)	(1.6)	(0.3)
Other valuation allowances, tax rate changes, & deferred adjustments	(0.1)	(1.7)	(1.0)
Valuation allowance on equity method investment	0.4	1.7	—
Enactment of the Tax Cuts and Jobs Act	—	—	(1.1)
Non-deductible transactions costs	—	0.3	—
Net excess benefits or expense on share-based payments	(0.1)	0.4	0.1
Other, net	(0.2)	0.6	(0.5)
Effective tax rate	24.2%	23.8%	21.1%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

Deferred tax liabilities and assets were composed of the following as of the end of December 31, 2020 and 2019 (in thousands):

	Dec. 31,
	2020	2019
Deferred tax liabilities
Accelerated depreciation	$67,479	$62,951
Accelerated amortization of deductible intangibles	536,740	524,697
Right-of-use assets for operating leases	24,220	25,615
Other	3,322	3,677
Total deferred tax liabilities	631,761	616,940
Deferred tax assets
Accrued compensation costs	18,559	16,180
Pension and post-retirement medical and life	25,523	35,192
Loss carryforwards	38,348	38,686
Operating lease liabilities	25,319	26,008
Other	37,239	30,914
Total deferred tax assets	144,988	146,980
Deferred tax asset valuation allowance	43,467	45,661
Total net deferred tax (liabilities)	$(530,240)	$(515,621)

As of December 31, 2020, we had approximately $107.9 million of capital loss carryforwards for federal and state purposes including $26.1 million of which will expire if not used prior to 2022, $73.0 million of which will expire if not used prior to 2023, and the remainder of which will expire if not used prior to 2026. Capital loss carryforwards can only be utilized to the extent capital gains are recognized. As of December 31, 2020, we had established a valuation allowance on all federal and state capital loss carryforwards. As of December 31, 2020, we also had approximately $10.8 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2022 through 2039 and $5.4 million of state interest disallowance carryovers that do not expire.

Included in total deferred tax assets were valuation allowances of approximately $43.5 million as of December 31, 2020 and $45.7 million as of December 31, 2019, primarily related to federal and state capital losses, minority investments, state interest disallowance carryovers, and state net operating losses available for carry forward to future years. If, in the future, we believe that it is more likely than not that these deferred tax assets will be realized, the valuation allowances will be reversed in the Consolidated Statements of Income.

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

The following table summarizes the activity related to deferred tax asset valuation allowances (in thousands):

	2020	2019	2018
Beginning at beginning of period	$45,661	$125,894	$136,418
Additions to valuation allowance	3,719	9,545	3,908
Reductions to valuation allowance	(5,913)	(89,778)	(14,432)
Balance at the end of the period	$43,467	$45,661	$125,894

Tax Matters Agreements

Prior to the May 31, 2017 spin-off of the Cars.com business, we entered into a Tax Matters Agreement with Cars.com Inc. that governs each company’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. The agreement provides that we will generally indemnify Cars.com against taxes attributable to assets or operations for all tax periods or portions thereof prior to the spin-off date including separately-filed U.S. federal, state, and foreign taxes. On October 15, 2021, TEGNA’s 2017 tax year (including the tax-free treatment of the spin-off of the Cars.com business) will no longer be subject to examination by the Internal Revenue Service.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

	2020	2019	2018
Change in unrecognized tax benefits
Balance as of beginning of year	$8,050	$12,843	$15,043
Additions based on tax positions related to the current year	—	—	40
Additions for tax positions of prior years	630	—	2,631
Reductions for tax positions of prior years	—	(959)	—
Settlements	—	(288)	(182)
Reductions due to lapse of statutes of limitations	(1,245)	(3,546)	(4,689)
Balance as of end of year	$7,435	$8,050	$12,843

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.0 million as of December 31, 2020, and $6.4 million as of December 31, 2019. This amount includes the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We did not recognize income or expense from the reversal of previously recorded interest expense for uncertain tax positions in 2020, but recognized income of $1.7 million in 2019, and $0.2 million in 2018. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was $0.1 million as of December 31, 2020 and December 31, 2019.

We file income tax returns in the U.S. and various state jurisdictions. The 2016 through 2020 tax years remain subject to examination by the Internal Revenue Service and state authorities. Tax years before 2016 remain subject to examination by certain states due to ongoing audits.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $0.6 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 6 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Dec. 31,
	2020	2019
Unsecured floating rate term loan due quarterly through June 2020	$—	$20,000
Unsecured floating rate term loan due quarterly through September 2020	—	105,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	—	310,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	—	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	—	650,000
Borrowings under revolving credit facility expiring August 2024	355,000	903,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	137,000	325,000
Unsecured notes bearing fixed rate interest at 4.75% due March 2026	550,000	—
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	—
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,582,000	4,203,000
Debt issuance costs	(36,595)	(26,873)
Unamortized premiums and discounts, net	7,815	3,118
Total long-term debt	$3,553,220	$4,179,245

On January 9, 2020, we completed a private placement offering of $1.0 billion aggregate principal amount of senior unsecured notes bearing an interest rate of 4.625% which are due in March 2028.

On February 11, 2020 we used the net proceeds from the $1.0 billion unsecured senior notes to repay the remaining $310.0 million of unsecured senior notes bearing fixed rate interest of 5.125%, which were due in July 2020 and $650.0 million of unsecured senior notes bearing fixed rate interest of 6.375%, which were due in October 2023. We incurred $13.8 million of early redemption fees in relation to the 2023 debt payoff. Additionally, we wrote off $7.9 million of unamortized financing fees and discounts related to the early payoff of the 2020 and 2023 notes. These charges were recorded in the other non-operating items, net line item of the Consolidated Statements of Income.

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

On September 10, 2020, we issued $550 million aggregate principal amount of senior unsecured notes bearing an interest rate of 4.750% which are due in March 2026. The proceeds were used to pay down borrowings from our revolving credit facility.

On October 13, 2020 we utilized our revolving credit facility to repay the entire $350 million aggregate principal amount of our 4.875% unsecured senior notes due in 2021 and $188 million aggregate principal amount of our 5.500% unsecured senior notes due in 2024 and a $3.4 million redemption premium on our unsecured senior notes due in 2024.

As of December 31, 2020, we had unused borrowing capacity of $1.13 billion under our revolving credit facility. As of December 31, 2020, we were in compliance with all covenants contained in our debt agreements and credit facility, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe that we will remain compliant with all covenants for the foreseeable future.

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule discloses annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2020
2021	$—
2022	—
2023	—
2024 (1)	492,000
2025	—
Thereafter	3,090,000
Total	$3,582,000
(1) Assumes current revolving credit facility borrowings come due in 2024 and credit facility is not extended.

NOTE 7 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure tables presented below include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans.

Pension costs, which primarily include costs for our qualified TRP and non-qualified SERP, are presented in the following table (in thousands):

	2020	2019	2018
Service cost-benefits earned during the period	$7	$8	$12
Interest cost on benefit obligation	19,487	23,066	21,337
Expected return on plan assets	(31,058)	(26,320)	(30,935)
Amortization of prior service cost	90	90	168
Amortization of actuarial loss	6,207	6,123	5,124
Pension payment timing related charge	—	686	7,498
(Gains from) expense for company-sponsored retirement plans	$(5,267)	$3,653	$3,204

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

	Dec. 31,
	2020	2019
Change in benefit obligations
Benefit obligations as of beginning of year	$613,695	$554,795
Service cost	7	8
Interest cost	19,487	23,066
Actuarial losses	48,491	73,906
Benefits paid	(35,018)	(34,771)
Settlements (1)	—	(3,309)
Benefit obligations as of end of year	$646,662	$613,695
Change in plan assets
Fair value of plan assets as of beginning of year	$479,735	$407,550
Actual gains return on plan assets	103,146	87,165
Employer contributions	5,133	23,100
Benefits paid	(35,018)	(34,771)
Settlements (1)	—	(3,309)
Fair value of plan assets as of end of year	$552,996	$479,735
Funded status as of end of year	$(93,666)	$(133,960)
Amounts recognized in Consolidated Balance Sheets
Accrued liabilities other—current	$(7,758)	$(6,814)
Pension liabilities—non-current	$(85,908)	$(127,146)
(1) Settlements represent lump sum benefit payments to certain SERP plan participants. When aggregate lump sums exceed the settlement threshold, pension payment timing related charges are incurred, and the lump sum payments prompting the charge are shown on a separate line from other benefit payments.

The actuarial loss in 2020 of $48.5 million was primarily due to decline in the discount rate used to calculate the benefit obligation (which declined from 3.29% at December 31, 2019 to 2.54% as of December 31, 2020) which resulted in an actuarial loss of $49.3 million.

The actuarial loss in 2019 of $73.9 million was primarily due to decline in the discount rate used to calculate the benefit obligation (which declined from 4.34% at December 31, 2018 to 3.29% as of December 31, 2019) which resulted in an actuarial loss of $61.4 million. In addition, changes to the mortality assumption resulted in an actuarial loss of $11.3 million.

The funded status (on a projected benefit obligation basis) of our principal retirement plans as of December 31, 2020, is as follows (in thousands):

	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$552,996	$576,846	$(23,850)
SERP (1)	—	69,294	(69,294)
All other	—	522	(522)
Total	$552,996	$646,662	$(93,666)
(1) The SERP is an unfunded, unsecured liability

The accumulated benefit obligation for all defined benefit pension plans was $646.6 million as of December 31, 2020 and $613.7 million as of December 31, 2019. In December of 2019, a discretionary contribution was made to TRP of $12 million. As a result of the discretionary contribution, no additional contributions were required in 2020. We made contributions to the SERP of $5.0 million in 2020. Based on actuarial projections, we do not expect to make any contributions to the TRP in 2021. Cash contributions of $7.7 million are expected to be made to our SERP participants in 2021.

The following table presents information for our retirement plans for which accumulated benefit obligation exceed assets (in thousands):

	Dec. 31,
	2020	2019
Accumulated benefit obligation	$646,644	$613,655
Fair value of plan assets	$552,996	$479,735

The following table presents information for our retirement plans for which projected benefit obligations exceed assets (in thousands):

	Dec. 31,
	2020	2019
Projected benefit obligation	$646,662	$613,695
Fair value of plan assets	$552,996	$479,735

The following table summarizes the pre-tax amounts recorded in accumulated other comprehensive loss that have not yet been recognized as a component of pension expense (in thousands):

	Dec. 31,
	2020	2019
Net actuarial losses	$(159,057)	$(188,862)
Prior service cost	(1,707)	(1,797)
Amounts in accumulated other comprehensive loss	$(160,764)	$(190,659)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), pre-tax, consist of the following (in thousands):

	2020	2019	2018
Current year net actuarial gain (loss)	$23,597	$(13,060)	$(19,817)
Amortization of previously deferred actuarial loss	6,207	6,123	5,124
Amortization of previously deferred prior service costs	91	90	168
Pension payment timing related charges	—	686	7,498
Total	$29,895	$(6,161)	$(7,027)

Pension costs: The following assumptions were used to determine net pension costs:

	2020	2019	2018
Discount rate	3.29%	4.34%	3.64%
Expected return on plan assets	6.75%	6.75%	7.00%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historical capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31,
	2020	2019
Discount rate	2.54%	3.29%

Plan assets: The asset allocation for the TRP as of the end of 2020 and 2019, and target allocations for 2021, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2021	2020	2019
Equity securities	34%	47%	58%
Debt securities	63%	50%	38%
Other (including hedge funds and private real estate)	3%	3%	4%
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Our actual investment return on our TRP assets was 23.5% for 2020, 23.6% for 2019 and -5.6% for 2018.

Cash flows: We estimate we will make the following benefit payments from either retirement plan assets or directly from our funds (in thousands):

2021	$50,570
2022	$40,498
2023	$39,639
2024	$39,696
2025	$40,056
2026 through 2030	$189,061

401(k) savings plan

Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, The TEGNA 401(k) Savings Plan. Employees can elect to contribute up to 50% of their compensation to the plan subject to certain limits.

For most participants, the plan’s 2020 matching formula is 100% of the first 4% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $16.5 million in 2020, $14.6 million in 2019 and $13.3 million in 2018. During 2020, we settled the 401(k) employee company stock match obligation by issuing our common stock from treasury stock and depositing it in the participants’ accounts.

Multi-employer plan

We contribute to the AFTRA Retirement Plan (AFTRA Plan), a multi-employer defined benefit pension plan, under the terms of collective-bargaining agreements (CBA) that cover certain union-represented employees. The Employee Identification Number (EIN) and three-digit plan number of the AFTRA Plan is 13-6414972/001.

The AFTRA Plan reports for plan year (December 1, 2018 to November 30, 2019) that the AFTRA Plan was neither in endangered, critical, or critical and declining status in the Plan Year (e.g. 79% funded). A financial improvement plan or a rehabilitation plan is neither pending nor has one been implemented for the AFTRA Plan.

We make all required contributions to the AFTRA plan as determined under the respective CBAs. We contributed $2.4 million annually in 2020, 2019 and 2018. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2017.

Expiration dates of the CBAs in place range from April 15, 2021 to October 16, 2022. The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2020, 2019 and 2018.

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

The following table presents lease related assets and liabilities on the Consolidated Balance Sheets as of December 31, 2020 and 2019 (in thousands):

	Dec. 31,
	2020	2019
Assets
Right-of-use assets for operating leases	$97,190	$103,461

Liabilities
Operating lease liabilities (current)[1]	12,250	11,090
Operating lease liabilities (non-current)	99,337	105,902
Total operating lease liabilities	$111,587	$116,992

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Consolidated Balance Sheets.

As of December 31, 2020, the weighted-average remaining lease term for our lease portfolio was 9.3 years and the weighted average discount rate used to calculate the present value of our lease liabilities was 4.9%.

For the year ended December 31, 2020, 2019 and 2018, we recognized lease expense of $18.0 million, $13.9 million, and $18.5 million respectively. In addition, in 2020 and 2019 we made cash payments for operating leases of $17.1 million and $11.0 million, respectively, which are included in cash flows from operating activities on Consolidated Statements of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2020 (in thousands):

Future Period	Cash Payments

2021	$17,452
2022	16,994
2023	16,023
2024	14,161
2025	11,892
Thereafter	66,809
Total lease payments	143,331
Less: amount of lease payments representing interest	31,744
Present value of lease liabilities	$111,587

As of December 31, 2019, operating lease commitments under lessee arrangements were $15.6 million, $17.0 million, $16.0 million, $14.8 million, and $13.1 million for the years 2020 through 2024, respectively, and $76.0 million thereafter.

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

Equity investments in private companies that we do not significantly influence are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. In 2020, we recorded a $9.2 million impairment charge due to the decline in the fair value of one of our investees. The fair value was determined using a market approach which was based significant inputs not observable in the market, and thus represented a Level 3 fair value measurement. In 2019 we identified observable price increases, which represents a Level 2 input, for two of these investments which resulted a total gain of $5.9 million which was recorded in “Other non-operating items, net” in our Consolidated Statements of Income. No other gains or losses were recorded on these investments in 2019 or 2018.

Prior to the closing of our acquisition in the multicast networks Justice Network and Quest, we held an approximately 15% ownership interest. Upon completion of the step acquisition, we recognized a gain of $7.3 million in “Other non-operating items, net” within the Consolidated Statements of Income, for the remeasurement of our previously held ownership interest to fair value, which was $8.0 million. The fair value was determined using an income approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values due to the short-term nature of these instruments. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $3.79 billion as of December 31, 2020 and $4.32 billion as of December 31, 2019.

During 2018, we recorded a $2.0 million impairment charge associated with debt investments due to decline in the fair value of the investee. We also recorded a non-cash impairment charge of $5.8 million in 2017 associated with the write-off of a note receivable from one of our former equity method investments.

The below fair value tables relate to our TRP pension plan assets (in thousands):

Pension Plan Assets
Fair value measurement as of Dec. 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$1,310	$—	$—	$1,310
Corporate stock	109,088	—	—	109,088
Interest in registered investment companies	71,000	—	—	71,000
Total	$181,398	$—	$—	$181,398
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$96,447
Common collective trust - fixed income				252,426
Hedge funds				18,033
Partnership/joint venture interests				4,692
Total fair value of plan assets				$552,996

Fair value measurement as of Dec. 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$1,395	$—	$—	$1,395
Corporate stock	111,193	—	—	111,193
Interest in registered investment companies	48,221	—	—	48,221
Total	$160,809	$—	$—	$160,809
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$111,385
Common collective trust - fixed income				185,844
Hedge funds				17,125
Partnership/joint venture interests				4,572
Total fair value of plan assets				$479,735

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

Six of the investments in collective trusts are fixed income funds, whose strategy is to use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. The remaining four investments in collective trusts held by the Plan are invested in equity funds. The strategy of these funds is to generate returns predominantly from developed equity markets. These funds are generally redeemable with a short-term written or verbal notice. There are no unfunded commitments related to these types of funds.

Investments in partnerships are valued at the net asset value of our investment in the fund as reported by the fund managers. The Plan holds investments in two partnerships. One partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. The other partnership’s strategy is to generate returns through investment in developing equity markets. This fund is redeemable with a 30-day notice, subject to a 0.45% charge. Future funding commitments to our partnership investments totaled $0.7 million as of December 31, 2020 and 2019.

As of December 31, 2020, pension plan assets include one hedge fund which is a fund of hedge funds whose objective is to produce a return that is uncorrelated with market movements. Investments in hedge funds are valued at the net asset value as reported by the fund managers. Shares in the hedge fund are generally redeemable twice a year or on the last business day of each quarter with at least 95 days written notice subject to a potential 5% holdback. There are no unfunded commitments related to the hedge funds.

We review audited financial statements and additional investor information to evaluate fair value estimates from our investment managers or fund administrator. Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the period.

NOTE 10 – Shareholders’ equity

As of December 31, 2020, and 2019, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. As of December 31, 2020, shareholders’ equity of TEGNA included 219.5 million shares that were outstanding (net of 104.9 million shares of common stock held in treasury). As of December 31, 2019, shareholders’ equity of TEGNA included 217.5 million shares that were outstanding (net of 107.0 million shares of common stock held in treasury). No shares of preferred stock were issued and outstanding as of December 31, 2020, or 2019.

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

Our earnings per share (basic and diluted) for 2020, 2019, and 2018 are presented below (in thousands, except per share amounts):

	2020	2019	2018
Net income	$482,763	$286,235	$401,340
Income from discontinued operations, net of tax	—	—	4,325
Net loss attributable to noncontrolling interest	15	—	—
Accretion of redeemable noncontrolling interest (See Note 12)	(933)	—	—
Adjustment of redeemable noncontrolling interest to redemption value	(15)	—	—
Earnings available to common shareholders	$481,830	$286,235	$405,665

Weighted average number of common shares outstanding - basic	219,232	217,138	216,184
Effect of dilutive securities
Restricted stock	246	461	139
Performance share units	254	346	97
Stock options	1	32	201
Weighted average number of common shares outstanding - diluted	219,733	217,977	216,621

Earnings from continuing operations per share - basic	$2.20	$1.32	$1.86
Earnings from discontinued operations per share - basic	—	—	0.02
Earnings per share - basic	$2.20	$1.32	$1.88

Earnings from continuing operations per share - diluted	$2.19	$1.31	$1.85
Earnings from discontinued operations per share - diluted	—	—	0.02
Earnings per share - diluted	$2.19	$1.31	$1.87

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share units.

Share repurchase program

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price and other corporate needs. Purchases may occur from time to time and no maximum purchase price has been set. The program was previously suspended on March 20, 2019 simultaneously with the announcement of our acquisition of the Nexstar-Tribune divestiture stations to prioritize use of cash for debt repayment associated with those acquisitions. During 2020 and 2019, no shares were repurchased. In 2018, 0.5 million shares were purchased for $5.8 million. Certain of the shares we previously acquired have been reissued in settlement of employee stock awards.

Stock-Based Compensation Plans

In May 2001, our shareholders approved the adoption of the 2001 Omnibus Incentive Compensation Plan. This plan was amended and restated as of May 4, 2010, to increase the number of shares reserved for issuance to 60.0 million shares of our common stock. In April 2020, our shareholders approved the adoption of the 2020 Omnibus Incentive Compensation Plan (the Plan). The Plan reserved the issuance of an additional 20.0 million shares or our common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance share units, performance share awards, and other equity-based and cash-based awards. Awards may be granted to our employees and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.

Performance share program - The Leadership Development and Compensation Committee (LDCC) of the Board of Directors has established a long-term incentive performance share program for our executives under the Plan. The number of shares earned under the performance share awards (PSAs) program is determined based on the achievement of certain financial performance criteria (adjusted EBITDA and free cash flow as defined by the PSA agreement) over a two-year cumulative financial performance period. If the financial performance criteria are met and certified by the LDCC, the shares earned under the PSA will be subject to an additional one year service period before the common stock is released to the employees. The PSAs do not pay dividends or allow voting rights during the three-year incentive period. Therefore, the fair value of the PSA is the quoted market value of our stock on the grant date less the present value of the expected dividends not received during the relevant performance period. The PSA provides the LDCC with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria. For expense recognition, in the period it becomes probable that the minimum performance criteria specified in the PSA will be achieved, we recognize expense, net of estimated forfeitures, for the proportionate share of the total fair value of the shares subject to the PSA related to the vesting period that has already lapsed. Each reporting period during the two-year performance period, we adjust the fair value of the PSAs to the quoted market value of our stock price. In the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the PSA, we reverse all of the previously recognized compensation expense in the period such a determination is made.

RSU program - We also issue stock-based compensation to employees in the form of RSUs. These awards generally entitle employees to receive at the end of a specified vesting period one share of common stock for each RSU granted, conditioned on continued employment for the relevant vesting period. RSUs granted since 2016 vest 25% per year and settle annually. RSUs do not pay dividends or confer voting rights in respect of the underlying common stock during the vesting period. RSUs are valued based on the fair value of our common stock on the date of grant less the present value of the expected dividends not received during the relevant vesting period. The fair value of the RSU, less estimated forfeitures, is recognized as compensation expense ratably over the vesting period.

Total shareholder return program - Prior to 2018, senior executives participated in a performance share award plan (PSU) in which the number of shares that an executive receives is determined based upon how our total shareholder return (TSR) compares to the TSR of a peer group of companies during the three-year period. For this PSU award, we recognized the grant date fair value of each PSU, less estimated forfeitures, as compensation expense ratably over the incentive period. Fair value was determined by using a Monte Carlo valuation model. Each PSU is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of shares ultimately issued for each PSU award may range from 0% to 200% of the award’s target. No PSUs were granted in 2020, 2019, and 2018.

We generally grant both RSUs and performance share awards annually to employees on March 1.

Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards pertaining to continuing operations (in thousands):

	2020	2019	2018

RSUs	$11,686	$9,699	$7,260
PSAs	8,620	9,277	2,693
PSUs	—	1,170	2,578
Total stock-based compensation	20,306	20,146	12,531
Total income tax benefit (provision)	4,297	4,354	(184)
Stock-based compensation net of tax	$16,009	$15,792	$12,715

RSUs: As of December 31, 2020, there was $22.2 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.5 years.

A summary of RSU awards is presented below:

	2020		2019		2018
RSU Activity	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	2,132,936	$13.22	1,567,704	$14.65	1,062,550	$21.29
Granted	1,416,300	13.39	1,356,848	13.09	1,198,787	11.99
Vested	(738,159)	14.03	(581,479)	16.31	(477,050)	15.11
Canceled	(196,423)	13.14	(210,137)	14.53	(216,583)	17.98
Unvested at end of year	2,614,654	$13.09	2,132,936	$13.22	1,567,704	$14.65

PSAs: The PSAs were first granted in 2018. A summary for the PSAs activity is presented below:

	2020		2019		2018
PSAs Activity	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	698,482	$12.26	450,085	$12.05	—	$—
Granted	673,127	13.47	567,356	12.36	565,187	12.05
Vested	(151,511)	13.40	(261,286)	12.16	(91,451)	12.05
Canceled	(77,219)	12.50	(57,673)	12.08	(23,651)	12.05
Unvested at end of year	1,142,879	$12.87	698,482	$12.26	450,085	$12.05

PSUs: As of December 31, 2019, there was no unrecognized compensation cost related to non-vested PSUs as the last awards fully vested as of December 31, 2019.

A summary of our PSUs is presented below:

	2019		2018
PSUs Activity	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	250,840	$23.92	662,835	$25.87
Granted	—	—	—	—
Vested	(228,287)	23.92	(383,095)	27.19
Canceled	(22,553)	23.92	(28,900)	25.39
Unvested at end of year	—	$—	250,840	$23.92

Accumulated other comprehensive loss

The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities and foreign currency translation. The following tables summarize the components of, and changes in AOCL, net of tax (in thousands):

2020	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(142,398)	$(199)	$(142,597)
Other comprehensive gain before reclassifications	16,779	102	16,881
Amounts reclassified from AOCL	4,640	—	4,640
Balance at end of year	$(120,979)	$(97)	$(121,076)

2019	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(136,893)	$382	$(136,511)
Other comprehensive (loss) income before reclassifications	(10,339)	(581)	(10,920)
Amounts reclassified from AOCL	4,834	—	4,834
Balance at end of year	$(142,398)	$(199)	$(142,597)

2018	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(107,037)	$114	$(106,923)
Other comprehensive income (loss) before reclassifications	(14,450)	268	(14,182)
Amounts reclassified from AOCL	9,439	—	9,439
Total other comprehensive income	$(5,011)	$268	$(4,743)
Reclassification of stranded tax effects to retained earnings	(24,845)	—	(24,845)
Balance at end of year	$(136,893)	$382	$(136,511)
(1) Our entire foreign currency translation adjustment is related to our CareerBuilder investment. We record our share of foreign currency translation adjustments through our equity method investment.

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 7 and our other post-retirement benefits (health care and life insurance benefits). Reclassifications out of AOCL related to these post-retirement plans included the following (in thousands):

	2020	2019	2018
Amortization of prior service (credit) cost	$(481)	$(481)	$(403)
Amortization of actuarial loss	6,690	6,246	5,544
Pension payment timing related charges	—	686	7,498
Total reclassifications, before tax	6,209	6,451	12,639
Income tax effect	(1,569)	(1,617)	(3,200)
Total reclassifications, net of tax	$4,640	$4,834	$9,439

NOTE 11 – Spectrum repacking reimbursements and other, net

As events occur, or circumstances change, we may recognize non-cash impairment charges to reduce the book value of goodwill, other intangible assets and other long-lived assets or to record charges (gains) related to spectrum repacking reimbursements and other efforts, or unique events.

A summary of these items by year (pre-tax basis) is presented below (in thousands):

	2020	2019	2018
Reimbursement of spectrum repacking	$(13,180)	$(16,974)	$(7,400)
Property and equipment gains	—	(2,880)	(5,989)
Intangible asset impairments and other charges	3,225	9,063	—
Contract termination and other costs related to national sales	—	5,456	—
Lease exit and other charges	—	—	551
Hurricane-related losses, net	—	—	1,137
Total spectrum repacking reimbursements and other, net	$(9,955)	$(5,335)	$(11,701)

Reimbursement of spectrum repacking: Some of our stations have had to purchase new equipment in order to comply with the FCC spectrum repacking initiative. As part of this initiative, the FCC is reimbursing companies for costs incurred to comply with the new requirements. In 2020, 2019 and 2018, we received $13.2 million, $17.0 million, $7.4 million of such reimbursements, which we have recorded as contra expense.

Property and equipment gains: In 2019, we recognized a $2.9 million gain related to sale of one of our real estate properties. In 2018, we recognized a $6.0 million gain as a result of the sale of real estate in Houston, Texas.

Intangible asset impairments and other charges: In 2020, as a result of our annual impairment analysis we determined that a radio FCC license experienced a decline in value which resulted in a $1.1 million impairment charge. In the second quarter of 2020, we recognized a $2.1 million impairment charge in connection with eliminating the use of the Justice Network brand name and re-establishing the business under a new brand name called True Crime Network. In 2019, we recognized $9.1 million of impairment charges, related to assets classified as held-for sale.

Contract termination and other costs related to national sales: This expense is comprised of a contract termination and other incremental transition costs related to bringing our national sales organization in-house (which occurred during the third quarter of 2019). Prior to this transition we utilized a third party national marketing representation firm for our national television advertising.

Lease exit and other charges: In 2018 we incurred charges related to exiting a lease used by our former Cofactor business, which operated within our former Digital segment.

Hurricane related losses, net: In 2018 we recognized losses of $1.1 million related to hurricane damage.

NOTE 12 – Other matters

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

Commitments: The following table summarizes the expected cash outflow related to our commitments related to license broadcast agreements that are not recorded on our balance sheet as of December 31, 2020. Such obligations include future payments related to our programming contracts (in thousands). See Note 8 for further information on our lease commitments. We have $2.20 billion of commitments under programming contracts that include syndicated television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements. Certain network affiliation agreements include variable fee components such as a rate per number of subscribers, which in have been estimated based on current subscriber levels and reflected in the table below.

Programming Contracts
2021	$810,069
2022	847,218
2023	536,785
2024	1,981
2025	404
Thereafter	—
Total	$2,196,457

Major Customers: Customers that purchase our advertising and marketing services are comprised of local, regional, and national advertisers across our markets. Our subscription revenue customers include cable operators and satellite providers for carriage of our television stations. In 2020, one customer purchased both advertising and marketing services and paid us compensation related to retransmission consent agreements, which payments in the aggregate represented more than 10% of consolidated revenues in 2020. This customer represented $393.4 million of consolidated revenue in fiscal year ended

December 31, 2020. In prior years we had two major customers that purchased more than 10% of our revenue with $270.3 million and $251.2 million in 2019, and $245.3 million and $223.8 million in 2018 of consolidated revenue.

Related Party Transactions: We have an equity and debt investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive where they support our Premion business in acquiring and delivering over-the-top ad impressions. During the year ended December 31, 2020, we incurred expenses of $55.1 million as a result of the commercial agreement with MadHive. During the year ended December 31, 2019, we incurred $34.3 million of expenses under the commercial agreement. These expenses are recorded as “Cost of revenue” on our Consolidated Statements of Income. As of December 31, 2020 and December 31, 2019, we had accounts payable and accrued liabilities associated with the commercial agreement of $13.5 million and $4.3 million, respectively.

Sale of minority ownership interest in Premion: On March 2, 2020, we sold a minority ownership interest in Premion, LLC (Premion) for $14.0 million to an affiliate of Gray Television (Gray). In connection with that transaction, Premion and Gray entered into a commercial arrangement under which Gray resells Premion services across all of Gray’s 93 television markets. Our TEGNA stations and Gray each have the right to independently sell Premion’s inventory in markets where we both operate a local television station. The sale of spot television advertising is not part of this agreement, and Gray and our TEGNA stations continue to sell spot advertising for our respective stations without any involvement from the other party.

In connection with acquiring a minority interest, Gray has the right to sell its interest to Premion if there is a change in control of TEGNA or if the commercial reselling agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Consolidated Balance Sheet in the caption “Redeemable noncontrolling interest.” On the date of sale, we recorded a $14.0 million redeemable noncontrolling interest on the Consolidated Balance Sheet in connection with Gray’s investment. When the redemption value or the carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable noncontrolling interest to equal the redemption value with changes recognized as an adjustment to retained earnings. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date.

FCC Broadcast Spectrum Program: In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum then occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations relinquished any spectrum rights as a result of the auction. Stations in eighteen of our markets (including one station we acquired post-repack in 2020) were repacked to new channels. All of our repacked stations have completed their transitions to their new channels.

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

A majority of our capital expenditures in connection with the repack occurred in 2018 and 2019. To date, we have incurred approximately $42.0 million in capital expenditures for the spectrum repack project. We have received FCC reimbursements of approximately $37.6 million through December 31, 2020. The reimbursements were recorded as a contra operating expense within our Spectrum repacking reimbursements and other, net line item on our Consolidated Statements of Income and reported as an investing inflow on the Consolidated Statements of Cash Flows. We expect to receive reimbursements for the remaining $4.4 million of our spend upon completion of the FCC’s reimbursement review process.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls or in other factors during our fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information captioned “Your Board of Directors,” “The TEGNA Nominees,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “Proposal 1 – Election of Directors” in our 2021 proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information captioned “Executive Compensation,” “Director Compensation,” “Outstanding Director Equity Awards at Fiscal Year-End” AND “Proposal 1–Election of Directors – Related Transactions” in our 2021 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned “Equity Compensation Plan Information” and “Securities Beneficially Owned by Directors, Executive Officers and Principal Shareholders” in our 2021 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned “Director Nominees” under the heading “2021 Proxy Statement Summary: Snapshot of 2021 Director Nominees” and “Related Transactions” under the heading “Proposal 1 - Election of Directors” in our 2021 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned “Report of the Audit Committee” in our 2021 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits.

(1)Financial Statements.
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Comprehensive Income
    Consolidated Statements of Cash Flows
    Consolidated Statements of Equity and Redeemable Noncontrolling Interest
    Notes to Consolidated Financial Statements

(2)Financial Statement Schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through July 24, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Tenth Supplemental Indenture, dated as of July 29, 2013, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

4-5	Eleventh Supplemental Indenture, dated as of October 3, 2013, between TEGNA Inc. and U.S. Bank National Association as Trustee.	Incorporated by reference to Exhibit 4-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

4-6	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

4-7	Fourteenth Supplemental Indenture, dated as of January 9, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

4-8	Fifteenth Supplemental Indenture, dated as of September 10, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2020.

4-9	Description of Securities.	Incorporated by reference to Exhibit 4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2019.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

Exhibit Number	Exhibit	Location

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Incorporated by reference to Exhibit 10-4-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Incorporated by reference to Exhibit 10-5-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

Exhibit Number	Exhibit	Location

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-8	TEGNA Inc. 2020 Omnibus Incentive Compensation Plan.	Incorporated by reference to Appendix B to TEGNA Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2020.

10-9	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-10	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-10-1	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-10-2	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-11	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-11-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-11-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2018.

10-11-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-7-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-11-4	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-11-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

Exhibit Number	Exhibit	Location

10-11-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-12	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3-3 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-12-1	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-12-2	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2018.

10-12-3	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-7-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-12-4	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-12-5	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-12-6	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-13	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-14	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-15	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-15-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-16	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-16-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-16-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-17	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-18	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-19	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-19-1	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-27-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

Exhibit Number	Exhibit	Location

10-20	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-20-1	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-28-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-21	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-22	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-23	Amendment and Restatement Agreement, dated as of August 5, 2013, to each of (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2002 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2002 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2002 Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2004 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2004 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC and SunTrust Bank, as documentation agents and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2005 Credit Agreement” and, together with the 2002 Credit Agreement and the 2004 Credit Agreement, the “Credit Agreements”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2005 Lenders” and, together with the 2002 Lenders and the 2004 Lenders, the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2005 Administrative Agent” and, together with the 2002 Administrative Agent and the 2004 Administrative Agent, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, by and between TEGNA Inc., the Guarantors under the Credit Agreements as of August 5, 2013, the Administrative Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as issuing lenders and the Lenders party thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

Exhibit Number	Exhibit	Location

10-23-1	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-2	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A. as syndication agents.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-3	Sixth Amendment, dated as of September 24, 2013, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010, and as further amended and restated pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-4	Seventh Amendment, dated as of February 13, 2015, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013 and as further amended by the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-23-5	Eighth Amendment, dated as of June 29, 2015, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Seventh Amendment thereto dated as of February 13, 2015, and the Sixth Amendment thereto dated September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A to the Eight Amendment.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-23-6	Ninth Amendment, dated as of September 30, 2016, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Eighth Amendment thereto, dated as of June 29, 2015, the Seventh Amendment thereto, dated as of February 13, 2015, and the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A, to the Ninth Amendment.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-23-7	Tenth Amendment, dated as of August 1, 2017, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2017.

Exhibit Number	Exhibit	Location

10-23-8	Eleventh Amendment, dated as of June 21, 2018, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-23-9	Twelfth Amendment, dated as of August 15, 2019, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2015, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, and as further amended as of June 21, 2018, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

10-23-10	Thirteenth Amendment, dated as of June 11, 2020, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018 and as further amended as of August 15, 2019, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 12, 2020.

10-24	Increased Facility Activation Notice, dated September 25, 2013, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-24-1	Increased Facility Activation Notice, dated May 5, 2014, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2014.

10-24-2	Increased Facility Activation Notice, dated as of September 23, 2015, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-24-3	Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-25	Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Belo Holdings, Inc. and TEGNA Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-26	Agreement and Plan of Merger, dated as of June 10, 2019, by and among RadiOhio Incorporated, Radio Acquisition Corp., TEGNA Inc., and Michael J. Fiorile, solely in his capacity as Stockholder Representative.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-27	Stock Purchase Agreement, dated as of June 10, 2019, by and among VideoIndiana, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-28	Stock Purchase Agreement, dated as of June 10, 2019, by and among WBNS TV, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

Exhibit Number	Exhibit	Location

21	Subsidiaries of TEGNA Inc.	Attached.

23.1	Consent of Independent Registered Public Accounting Firm.	Attached.

23.2	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date file because its Inline XBRL tags are embedded within the Inline XBRL document.	Attached.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.

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

Dated: March 1, 2021	TEGNA Inc. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 1, 2021	/s/ David T. Lougee
David T. Lougee
President and Chief Executive Officer
(principal executive officer)
Dated: March 1, 2021	/s/ Victoria D. Harker
Victoria D. Harker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: March 1, 2021	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(principal accounting officer)

Dated: March 1, 2021	/s/ Gina Bianchini
Gina Bianchini, Director
Dated: March 1, 2021	/s/ Howard D. Elias
Howard D. Elias, Director, Chairman
Dated: March 1, 2021	/s/ Stuart Epstein
Stuart Epstein, Director
Dated: March 1, 2021	/s/ Lidia Fonseca
Lidia Fonseca, Director
Dated: March 1, 2021	/s/ Karen Grimes
Karen Grimes, Director
Dated: March 1, 2021	/s/ David T. Lougee
David T. Lougee, Director
Dated: March 1, 2021	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: March 1, 2021	/s/ Henry W. McGee
Henry W. McGee, Director
Dated: March 1, 2021	/s/ Susan Ness
Susan Ness, Director
Dated: March 1, 2021	/s/ Bruce P. Nolop
Bruce P. Nolop, Director
Dated: March 1, 2021	/s/ Neal Shapiro
Neal Shapiro, Director
Dated: March 1, 2021	/s/ Melinda C. Witmer
Melinda C. Witmer, Director

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2020 Form 10-K.
ADJUSTED EBITDA – Net income attributable to TEGNA before (1) net loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity income in unconsolidated investments, net, (5) other non-operating items, net, (6) workforce restructuring, (7) M&A due diligence costs, (8) acquisition-related costs, (9) advisory fees related to activism defense, (10) spectrum repacking reimbursements and other, net, (11) depreciation and (12) amortization.
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
GAAP – Generally accepted accounting principles in the United States.
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