Form 10-Q
period 2021-03-31
TEGNA INC
filed 2021-05-10
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 30, 2021 was 220,773,150.

INDEX TO TEGNA INC.
March 31, 2021 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Mar. 31, 2021	Dec. 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$12,853	$40,968
Accounts receivable, net of allowances of $7,188 and $7,035, respectively	613,896	550,755
Other receivables	11,653	14,031
Syndicated programming rights	32,283	47,331
Prepaid expenses and other current assets	22,276	19,509
Total current assets	692,961	672,594
Property and equipment
Cost	1,039,632	1,026,459
Less accumulated depreciation	(570,087)	(556,100)
Net property and equipment	469,545	470,359
Intangible and other assets
Goodwill	2,981,587	2,968,693
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $251,342 and $235,582, respectively	2,488,740	2,503,644
Right-of-use assets for operating leases	95,759	97,190
Investments and other assets	129,217	136,219
Total intangible and other assets	5,695,303	5,705,746
Total assets	$6,857,809	$6,848,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Mar. 31, 2021	Dec. 31, 2020

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$42,972	$58,049
Accrued liabilities
Compensation	35,153	46,213
Interest	15,920	47,249
Contracts payable for programming rights	100,442	130,522
Other	79,901	78,219
Dividends payable	21,030	—
Income taxes payable	93,823	63,923
Total current liabilities	389,241	424,175
Noncurrent liabilities
Income taxes	9,109	7,303
Deferred income tax liability	533,280	530,240
Long-term debt	3,517,092	3,553,220
Pension liabilities	80,273	85,908
Operating lease liabilities	97,432	99,337
Other noncurrent liabilities	76,824	75,488
Total noncurrent liabilities	4,314,010	4,351,496
Total liabilities	4,703,251	4,775,671

Commitments and contingent liabilities (see Note 9)

Redeemable noncontrolling interest (see Note 1)	15,220	14,933

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,596	113,267
Retained earnings	7,151,716	7,075,640
Accumulated other comprehensive loss	(119,798)	(121,076)
Less treasury stock at cost, 103,728,046 shares and 104,918,360 shares, respectively	(5,244,595)	(5,334,155)
Total equity	2,139,338	2,058,095
Total liabilities, redeemable noncontrolling interest and equity	$6,857,809	$6,848,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Mar. 31,
	2021	2020

Revenues	$727,051	$684,189

Operating expenses:
Cost of revenues[1]	394,692	369,368
Business units - Selling, general and administrative expenses	89,326	92,968
Corporate - General and administrative expenses	16,870	21,714
Depreciation	15,896	16,900
Amortization of intangible assets	15,760	16,216
Spectrum repacking reimbursements and other, net	(1,423)	(7,515)
Total	531,121	509,651
Operating income	195,930	174,538

Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(1,329)	9,015
Interest expense	(46,485)	(56,960)
Other non-operating items, net	330	(19,270)
Total	(47,484)	(67,215)

Income before income taxes	148,446	107,323
Provision for income taxes	35,614	21,125
Net Income	112,832	86,198
Net (income) loss attributable to redeemable noncontrolling interest	(215)	110
Net income attributable to TEGNA Inc.	$112,617	$86,308

Net income per share:
Basic	$0.51	$0.40
Diluted	$0.51	$0.39

Weighted average number of common shares outstanding:
Basic shares	220,602	218,277
Diluted shares	221,198	218,863

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2021	2020

Net income	$112,832	$86,198
Other comprehensive income, before tax:
Foreign currency translation adjustments	496	402
Recognition of previously deferred post-retirement benefit plan costs	1,225	1,498
Other comprehensive income, before tax	1,721	1,900
Income tax effect related to components of other comprehensive income	(443)	(478)
Other comprehensive income, net of tax	1,278	1,422
Comprehensive income	114,110	87,620
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(215)	110
Comprehensive income attributable to TEGNA Inc.	$113,895	$87,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Three months ended Mar. 31,
	2021	2020

Cash flows from operating activities:
Net income	$112,832	$86,198
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	31,656	33,116
Stock-based compensation	8,761	(757)
Company stock 401(k) contribution	5,304	5,138
Equity loss (income) from unconsolidated investments, net	1,329	(9,015)
Pension contributions, net of income	(4,410)	(3,642)
Change in other assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	(63,120)	38,131
(Decrease) increase in accounts payable	(15,077)	3,633
Increase in interest and taxes payable	4,320	8,775
Increase in deferred revenue	923	270
Change in other assets and liabilities, net	(24,447)	15,517
Net cash flow from operating activities	58,071	177,364
Cash flows from investing activities:
Purchase of property and equipment	(13,185)	(13,264)
Reimbursements from spectrum repacking	1,423	7,515
Payments for acquisitions of businesses and other assets, net of cash acquired	(13,341)	(15,000)
Purchases of investments	(157)	(509)
Proceeds from investments	2,022	695
Proceeds from sale of assets and businesses	7	5,000
Net cash flow used for investing activities	(23,231)	(15,563)
Cash flows from financing activities:
Payments under revolving credit facilities, net	(37,000)	(118,000)
Proceeds from borrowings	—	1,000,000
Debt repayments	—	(985,000)
Payments for debt issuance costs and early redemption fee	—	(27,603)
Proceeds from sale of minority ownership interest in Premion	—	14,000
Dividends paid	(15,439)	(30,470)
Other, net	(10,516)	(9,073)
Net cash flow used for financing activities	(62,955)	(156,146)
(Decrease) increase in cash	(28,115)	5,655
Balance of cash, beginning of period	40,968	29,404
Balance of cash, end of period	$12,853	$35,059

Supplemental cash flow information:
Cash (received) paid for income taxes, net of refunds	$(33)	$793
Cash paid for interest	$76,045	$66,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Dec 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net income	215	—	—	112,617	—	—	112,617
Other comprehensive income, net of tax	—	—	—	—	1,278	—	1,278
Total comprehensive income							113,895
Dividends declared: $0.165 per share	—	—	—	(36,469)	—	—	(36,469)
Company stock 401(k) contribution	—	—	(16,254)	—	—	21,558	5,304
Stock-based awards activity	—	—	(78,518)	—	—	68,002	(10,516)
Stock-based compensation	—	—	8,761	—	—	—	8,761
Adjustment of redeemable noncontrolling interest to redemption value	72	—	—	(72)	—	—	(72)
Other activity	—	—	340	—	—	—	340
Balance at Mar. 31, 2021	$15,220	$324,419	$27,596	$7,151,716	$(119,798)	$(5,244,595)	$2,139,338

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec 31, 2019	$—	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net income (loss)	(110)	—	—	86,308	—	—	86,308
Other comprehensive income, net of tax	—	—	—	—	1,422	—	1,422
Total comprehensive income	(110)						87,730
Dividends declared: $0.07 per share	—	—	—	(15,282)	—	—	(15,282)
Company stock 401(k) contribution	—	—	(17,831)	—	—	22,969	5,138
Stock-based awards activity	—	—	(77,129)	—	—	68,056	(9,073)
Stock-based compensation	—	—	(757)	—	—	—	(757)
Sale of minority ownership interest in Premion	14,000	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	203	—	—	(203)	—	—	(203)
Other activity	—	—	326	—	—	—	326
Balance at Mar. 31, 2020	$14,093	$324,419	$152,106	$6,725,911	$(141,175)	$(5,403,005)	$1,658,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Accounting policies

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or TEGNA’s) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We use the best information available in developing significant estimates inherent in our financial statements, including potential impacts from the COVID-19 pandemic. Actual results could differ from these estimates, and these differences resulting from changes in facts and circumstances could be material. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, business combinations, fair value measurements, post-retirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity (loss) income in unconsolidated investments, net” in the Consolidated Statements of Income.

We operate one operating and reportable segment, which primarily consists of our 64 television stations and two radio stations operating in 51 markets, providing high-quality television programming and digital content. Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

Accounting guidance adopted in 2021: We did not adopt any accounting guidance in 2021 that had a material impact on our consolidated financial statements or disclosures.

New accounting guidance not yet adopted: There is currently no pending accounting guidance that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth, unemployment and demand for our products and services, including the impacts of the COVID-19 pandemic on these trends. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of March 31, 2021, our allowance for doubtful accounts was $7.2 million as compared to $7.0 million as of December 31, 2020.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for over-the-top (OTT) streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a 3 year commercial reselling agreement with the affiliate. Gray’s investment allows it to sell its interest to Premion if there is a change in control of TEGNA or if the existing commercial agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Condensed Consolidated Balance Sheet in the caption “Redeemable noncontrolling interest.”

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

The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products, and OTT apps; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2020, 2018) and particularly in the second half of those years; and 4) other services, such as production of programming and advertising material.

Revenue earned by these sources in the first three months of 2021 and 2020 are shown below (amounts in thousands):

	Quarter ended Mar. 31,
	2021	2020

Subscription	$386,737	$332,802
Advertising & Marketing Services	322,834	295,153
Political	9,428	47,387
Other	8,052	8,847
Total revenues	$727,051	$684,189

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	Mar. 31, 2021		Dec. 31, 2020
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,968,693	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,123,898	—	2,123,898	—
Amortizable intangible assets:
Retransmission agreements	235,215	(146,306)	235,215	(138,928)
Network affiliation agreements	309,503	(78,820)	309,503	(72,694)
Other	71,466	(26,216)	70,610	(23,960)
Total indefinite-lived and amortizable intangible assets	$2,740,082	$(251,342)	$2,739,226	$(235,582)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives.

On January 27, 2021, we acquired Locked On Podcast Network LLC for $13.3 million cash, which consisted of a base purchase price of $13.8 million and a working capital adjustment of $0.5 million. Locked On produces daily podcasts for every team across the four major professional sports leagues, as well as major college sports teams. In connection with this acquisition, we recorded initial values for goodwill and a tradename of $12.9 million and $0.9 million, respectively. These amounts are based on preliminary valuations, and therefore, these assets are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The goodwill is calculated as the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the acquisition that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate. The goodwill recognized is expected to be tax deductible for tax purposes.

Interim impairment assessment

We review our goodwill and intangible assets for impairment at least annually and also when events or changes in circumstances occur that indicate the fair value may be below its carrying amount. As discussed in our 2020 Form 10-K, after completing our annual impairment test in the fourth quarter of 2020, we had one television station FCC license and one radio station FCC license, with a combined carrying value of $67.2 million and individual impairment headroom of less than 5%. Therefore, these two FCC licenses are at a heightened risk of future impairment. During the first quarter, and considering the negative effects COVID-19 has had and may continue to have on our AMS revenue and operating cash flows, we assessed whether it was more likely than not that either of these FCC licenses was impaired.

In performing these assessments, we analyzed the significant inputs used in the fair value determination of these FCC license assets. This included reviewing the trends in actual and forecasted advertising revenues and changes in the discount rate, both of which impact the fair value of these licenses. Based on the analysis performed, we concluded that neither of these FCC licenses was more likely than not impaired as of March 31, 2021. However, a sustained economic decline, including one resulting from the COVID-19 pandemic, could result in future non-cash impairment charges of our FCC licenses, and any related impairment could have a material adverse impact on our results of operations.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2021, and December 31, 2020 (in thousands):

	Mar. 31, 2021	Dec. 31, 2020

Cash value life insurance	$53,143	$52,883
Equity method investments	30,331	32,067
Other equity investments	16,729	20,271
Deferred debt issuance costs	8,497	9,378
Other long-term assets	20,517	21,620
Total	$129,217	$136,219

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

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In the first quarter of 2021, we recorded a $1.9 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value of one of our investments. No gains or losses were recorded on these investments in the first three months of 2020.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.

NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Mar. 31, 2021	Dec. 31, 2020

Borrowings under revolving credit agreement expiring August 2024	$318,000	$355,000
Unsecured notes bearing fixed rate interest at 5.500% due September 2024	137,000	137,000
Unsecured notes bearing fixed rate interest at 4.750% due March 2026	550,000	550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,545,000	3,582,000
Debt issuance costs	(35,507)	(36,595)
Unamortized premiums and discounts, net	7,599	7,815
Total long-term debt	$3,517,092	$3,553,220

As of March 31, 2021, cash and cash equivalents totaled $12.9 million and we had unused borrowing capacity of $1.17 billion under our $1.51 billion revolving credit facility (which expires August 2024). We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of March 31, 2021, were $88.0 million, of which $7.7 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Mar. 31,
	2021	2020

Service cost-benefits earned during the period	$—	$2
Interest cost on benefit obligation	3,950	4,858
Expected return on plan assets	(8,650)	(7,750)
Amortization of prior service cost	25	(42)
Amortization of actuarial loss	1,200	1,600
Income from company-sponsored retirement plans	$(3,475)	$(1,332)

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

During the three months ended March 31, 2021 and 2020, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $0.9 million and $2.3 million, during three months ended March 31, 2021 and 2020, respectively. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2021. We expect to make additional cash payments of $6.8 million to our SERP participants in 2021.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Total
Quarters Ended:
Balance at Dec. 30, 2020	$(120,979)	$(97)	$(121,076)
Other comprehensive loss before reclassifications	—	369	369
Amounts reclassified from AOCL	909	—	909
Total other comprehensive income	909	369	1,278
Balance at Mar. 31, 2021	$(120,070)	$272	$(119,798)

Balance at Dec. 31, 2019	$(142,398)	$(199)	$(142,597)
Other comprehensive loss before reclassifications	—	301	301
Amounts reclassified from AOCL	1,121	—	1,121
Total other comprehensive income	1,121	301	1,422
Balance at Mar. 31, 2020	$(141,277)	$102	$(141,175)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, and amortization of actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Mar. 31,
	2021	2020

Amortization of prior service cost (credit), net	$25	$(110)
Amortization of actuarial loss	1,200	1,608
Total reclassifications, before tax	1,225	1,498
Income tax effect	(316)	(377)
Total reclassifications, net of tax	$909	$1,121

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2021	2020

Net Income	$112,832	$86,198
Net (income) loss attributable to the noncontrolling interest	(215)	110
Adjustment of redeemable noncontrolling interest to redemption value	(72)	(203)
Earnings available to common shareholders	$112,545	$86,105

Weighted average number of common shares outstanding - basic	220,602	218,277
Effect of dilutive securities:
Restricted stock units	410	284
Performance shares	182	298
Stock options	4	4
Weighted average number of common shares outstanding - diluted	221,198	218,863

Net income per share - basic	$0.51	$0.40
Net income per share - diluted	$0.51	$0.39

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

In the first quarter of 2021, we recorded a $1.9 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value apparent from an observable price decline of one of our investments (Level 2). We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.72 billion at March 31, 2021, and $3.79 billion at December 31, 2020.

NOTE 9 – Other matters

Litigation

In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. On November 13 and December 13, 2018, the DOJ and seven other broadcasters settled a DOJ complaint alleging the exchange of competitively sensitive information in the broadcast television industry. In June 2019, we and four other broadcasters entered into a substantially identical agreement with DOJ, which was entered by the court on December 3, 2019. The settlement contains no finding of wrongdoing or liability and carries no penalty. It prohibits us and the other settling entities from sharing certain confidential business information, or using such information pertaining to other broadcasters, except under limited circumstances. The settlement also requires the settling parties to make certain enhancements to their antitrust compliance programs, to continue to cooperate with the DOJ’s investigation, and to permit DOJ to verify compliance. We do not expect the costs of compliance to be material.

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

FCC Broadcast Spectrum Program

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum then occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations relinquished any spectrum rights as a result of the auction. By the end of 2020, all of our impacted stations had completed their repacking transitions to their new channels.

Throughout the repacking project the FCC has been reimbursing us for the costs we have incurred to change channels in the repacking on a lagged basis. During the first quarter of 2021, we received $1.4 million of reimbursements, which were recorded as a contra operating expense within our “Spectrum repacking reimbursements and other, net” line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows. We expect to receive reimbursements for the remaining $3.0 million of our repacking spend upon completion of the FCC’s reimbursement review process.

Related Party Transactions

We have an equity and debt investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive where they support our Premion business in acquiring and delivering over-the-top ad impressions. In the first quarter of 2021 and 2020, we incurred expenses of $23.9 million and $10.5 million, respectively, as a result of the commercial agreement with MadHive. As of March 31, 2021 and December 31, 2020 we had accounts payable and accrued liabilities associated with the commercial agreement of $6.6 million and $13.5 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative media company that serves the greater good of our communities. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing services. With 64 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We also own leading multicast networks True Crime Network and Quest. Each television station also has a robust digital presence across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume news content. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital and over-the-top (OTT) platforms, including Premion, our OTT advertising network.

We have one operating and reportable segment. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2020, 2018) and particularly in the second half of those years; and 4) other services, such as production of programming and advertising material.

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

	Two Years Ending March 31,
	2021			2020

Advertising & Marketing Services	45%			50%
Subscription	45%	}	54%	42%	}	49%
Political	9%			7%
Other	1%			1%
Total revenues	100%			100%

COVID-19 Update

During fiscal year 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. The COVID-19 pandemic has brought unprecedented challenges and widespread economic and social change throughout the United States. The U.S. economy continued on a path to recovery during the first quarter of 2021 with millions of Americans receiving COVID-19 vaccines and states/municipalities increasingly reopening. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the most recent stimulus expected to bolster household finances as well as those of small businesses, states and municipalities. Our AMS revenues were most negatively impacted by the pandemic, but we have continued to experience quarterly sequential improvements since the height of the pandemic in the second quarter of 2020.

The roll out of vaccines together with lower COVID-19 case counts are encouraging. That said, the impact of COVID-19 and the extent of its adverse impact on our financial and operating results will be dictated by the length of time that the pandemic continues to affect our advertising customers. This will depend on future pandemic-related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related U.S. government actions to prevent and manage the virus spread, all of which are uncertain and cannot be predicted. While we use the best information available in developing significant estimates included in our financial statements, the effects of the pandemic on our operations may not be fully realized, or reflected in our financial results, until future periods. As such, actual results could differ from our estimates, and these differences resulting from changes in facts and circumstances could be material.

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

As discussed above, our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year election cycles). As such, in addition to one year ago comparisons, our management team and Board of Directors also review current period operating results compared to the annual period two years ago (e.g., 2021 vs. 2019). We believe this comparison will also provide useful information to investors, and therefore, we have supplemented our prior year comparison of consolidated results to also include a comparison against the first quarter of 2019 results (through operating income).

During 2019, we acquired multiple local television stations and multicast networks. Specifically, we acquired the Gray stations (January 2, 2019), Justice (recently rebranded as True Crime Network) and Quest multicast networks (June 18, 2019), the Dispatch stations (August 8, 2019) and the Nexstar stations (September 19, 2019). The multicast networks, Dispatch stations, and Nexstar stations are collectively referred to as the “2019 Acquisitions” in the discussion that follows. These 2019 Acquisitions did not contribute to the periods prior to their acquisition in our financial statements which impacts the current quarter to prior two year period comparability of our consolidated operating results. The Gray stations do not impact the 2021 to 2019 comparability.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2021	2020	Change from 2020	2019	Change from 2019

Revenues	$727,051	$684,189	6%	$516,753	41%

Operating expenses:
Cost of revenues	394,692	369,368	7%	281,311	40%
Business units - Selling, general and administrative expenses	89,326	92,968	(4%)	71,465	25%
Corporate - General and administrative expenses	16,870	21,714	(22%)	14,735	14%
Depreciation	15,896	16,900	(6%)	14,917	7%
Amortization of intangible assets	15,760	16,216	(3%)	8,689	81%
Spectrum repacking reimbursements and other, net	(1,423)	(7,515)	(81%)	(7,013)	(80%)
Total operating expenses	$531,121	$509,651	4%	$384,104	38%

Total operating income	$195,930	$174,538	12%	$132,649	48%

Non-operating expenses	(47,484)	(67,215)	(29%)	(35,896)	32%
Provision for income taxes	35,614	21,125	69%	22,774	56%
Net income	112,832	86,198	31%	73,979	53%
Net (income) loss attributable to redeemable noncontrolling interest	(215)	110	***	—	***
Net income attributable to TEGNA Inc.	$112,617	$86,308	30%	$73,979	52%

Net income per share - basic	$0.51	$0.40	28%	$0.34	50%
Net income per share - diluted	$0.51	$0.39	31%	$0.34	50%

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

Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter revenues and operating results are stronger than those we report for the first and third quarter. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local, state and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue in the even year of a two year election cycle, particularly in the fourth quarter of those years.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Mar. 31,
	2021	2020	Change from 2020	2019	Change from 2019

Subscription	$386,737	$332,802	16%	$241,575	60%
Advertising & Marketing Services	322,834	295,153	9%	264,402	22%
Political	9,428	47,387	(80)%	2,704	***
Other	8,052	8,847	(9)%	8,072	—%
Total revenues	$727,051	$684,189	6%	$516,753	41%

*** Not meaningful

2021 vs. 2020

Total revenues increased $42.9 million in the first quarter of 2021 compared to the same period in 2020. The net increase was primarily due to a $53.9 million increase in subscription revenue, primarily due to annual rate increases under existing and newly renegotiated retransmission agreements. In addition, AMS revenue increased $27.7 million, reflecting an increased demand for advertising, and incremental revenue from the Super Bowl (which aired in 2021 on CBS and therefore reached more than 30% of TEGNA’s households, as compared to 2020 when the game aired on Fox, which reaches fewer than 6% of TEGNA’s households). These increases were partially offset by a decrease in political revenue of $38.0 million, following a presidential election year.

2021 vs. 2019

Total revenues increased $210.3 million in the first quarter of 2021 compared to the same period in 2019. Our 2019 Acquisitions contributed total revenues of $111.4 million in the first quarter of 2021. Excluding the 2019 Acquisitions, total revenues increased $98.9 million. This increase was primarily from a $89.3 million increase in subscription revenue, primarily due to annual rate increases under existing and newly renegotiated retransmission agreements and a $6.4 million increase in political advertising.

Cost of Revenues

2021 vs. 2020

Cost of revenues increased $25.3 million in the first quarter of 2021 compared to the same period in 2020. The increase was primarily due to a $20.6 million increase in programming costs driven by rate increases under existing and newly renegotiated affiliation agreements and growth in subscription revenues (certain programming costs are linked to such revenues).

2021 vs. 2019

Cost of revenues increased $113.4 million in the first quarter of 2021 compared to the same period in 2019. Our 2019 Acquisitions added cost of revenues of $58.6 million in the first quarter of 2021. Excluding the 2019 Acquisitions, cost of revenues increased $54.8 million. The increase was primarily due to a $45.3 million increase in programming costs and an increase in digital expenses of $5.7 million driven by growth in Premion.

Business Units - Selling, General and Administrative Expenses

2021 vs. 2020

Business unit selling, general and administrative expenses (SG&A) decreased $3.6 million in the first quarter of 2021 compared to the same period in 2020. The decrease was primarily due to a $3.0 million reduction in bad debt expense, attributed to improved collection trends as a result of continued recovery in the economy.

2021 vs. 2019

Business unit SG&A expenses increased $17.9 million in the first quarter of 2021 compared to the same period in 2019. Our 2019 Acquisitions added business unit SG&A expenses of $12.4 million in the first quarter of 2021. Excluding the 2019 Acquisitions, SG&A expenses increased $5.5 million. This increase was primarily due to a $1.8 million increase in professional fees and a $1.2 million increase in stock based compensation expense (driven by higher stock price).

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

2021 vs. 2020

Corporate general and administrative expenses decreased $4.8 million in the first quarter of 2021 compared to the same period in 2020. The decrease was primarily driven by the absence in 2021 of $4.6 million of M&A due diligence costs and a decrease of $3.0 million of advisory fees related to activism defense. Partially offsetting this was a $2.4 million increase in stock-based compensation expense (driven by higher stock price).

2021 vs. 2019

Corporate general and administrative expenses increased $2.1 million in the first quarter of 2021 compared to the same period in 2019. The increase was primarily due to $4.6 million of advisory fees related to activism defense and a $0.9 million increase in stock-based compensation expense. These increases were partially offset by the absence of $3.9 million in acquisition-related costs (principally advisory fees) due to the reduction in acquisition activity in 2021.

Depreciation Expense

2021 vs. 2020

Depreciation expense decreased by $1.0 million in the first quarter of 2021 compared to the same period in 2020. The decrease was due to a decline in capital expenditures following the onset of COVID-19, resulting in less depreciation in the first quarter of 2021.

2021 vs. 2019

Depreciation expense increased by $1.0 million in the first quarter of 2021 compared to the same period in 2019. Our 2019 Acquisitions added depreciation expense of $3.0 million. Excluding the impact of the 2019 Acquisitions, depreciation expense decreased $2.0 million primarily due to certain assets reaching the end of their assumed useful lives.

Amortization Expense

2021 vs. 2020

Amortization expense decreased $0.5 million in the first quarter of 2021 compared to the same period in 2020. The decrease was due to certain assets reaching the end of their assumed useful lives, therefore, becoming fully amortized.

2021 vs. 2019

Amortization expense increased $7.1 million in the first quarter of 2021 compared to the same period in 2019. Our 2019 Acquisitions added amortization expense of $9.7 million. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $2.6 million due to certain assets reaching the end of their assumed useful lives.

Spectrum Repacking Reimbursements and Other, net

2021 vs. 2020

Spectrum repacking reimbursements and other net gains were $1.4 million in the first quarter of 2021 compared to net gains of $7.5 million in the same period in 2020. The 2021 activity is related to $1.4 million of reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking, compared to $7.5 million of reimbursements received in the first quarter of 2020.

2021 vs. 2019

Spectrum repacking reimbursements and other net gains were $1.4 million in the first quarter of 2021 compared to net gains of $7.0 million in the same period in 2019. The 2021 activity consists of $1.4 million of reimbursements received from the FCC for required spectrum repacking. The 2019 activity reflects $4.1 million of gains due to reimbursements received from the FCC and a $2.9 million gain as a result of the sale of certain real estate.

Operating Income

2021 vs. 2020

Our operating income increased $21.4 million in the first quarter of 2021 compared to the same period in 2020. The increase was driven by the changes in revenue and expenses discussed above, most notably the increase in subscription and AMS revenues.

2021 vs. 2019

Our operating income increased $63.3 million in the first quarter of 2021 compared to the same period in 2019. Results from our 2019 Acquisitions added operating income of $27.7 million in the first quarter of 2021. Excluding the 2019 Acquisitions, operating income increased $35.6 million. The increase was driven by the changes in revenue and expenses discussed above, most notably the increase of subscription revenue.

Non-Operating Expenses

Non-operating expenses decreased $19.7 million in the first quarter of 2021 compared to the same period in 2020. This decrease was partially due to the absence of a $13.8 million call premium related to the repayment of our 2023 Senior Notes and acceleration of $7.9 million of previously deferred financing fees associated with the 2023 and 2020 Senior notes that occurred in the first quarter of 2020 due to their early repayment. Additionally, interest expense decreased by $10.5 million driven by a lower average outstanding debt and lower average interest rate due to the refinancings undertaken in 2019 and 2020. Total average outstanding debt was $3.50 billion for the first quarter of 2021, compared to $4.19 billion in the same period of 2020. The weighted average interest rate on total outstanding debt was 5.08% for the first quarter of 2021, compared to 5.27% in the same period of 2020. Partially offsetting this decline was the absence of $12.1 million gain related to our share of CareerBuilder’s gain on the sale of its employment screening business recognized in the first quarter of 2020.

Income Tax Expense

Income tax expense increased $14.5 million in the first quarter of 2021 compared to the same period in 2020. The increase was primarily due to an increase in net income before tax. Our effective income tax rate was 24.0% for the first quarter of 2021, compared to 19.7% for the first quarter of 2020. The tax rate for the first quarter of 2021 is higher than the comparable amount in 2020 primarily due to 2020 tax benefits from the utilization of capital loss carryforwards in connection with certain disposition transactions and the release of the associated valuation allowance.

Net Income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $112.6 million, or $0.51 per diluted share, in the first quarter of 2021 compared to $86.3 million, or $0.39 per diluted share, during the same period in 2020. Both income and earnings per share were affected by the factors discussed above, most notably, an increase in subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements and an increase of AMS revenue due to increased advertising demand as a result of improving economic conditions.

The weighted average number of diluted common shares outstanding in the first quarter of 2021 and 2020 were 221.2 million and 218.9 million, respectively.

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

We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” which are described in detail below in the section titled “Discussion of Special Charges Affecting Reported Results.” We believe that such expenses and gains are not indicative of normal, ongoing operations. While these items may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net (income) loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity (loss) income in unconsolidated investments, net, (5) other non-operating items, net, (6) M&A due diligence costs, (7) advisory fees related to activism defense, (8) spectrum repacking reimbursements and other, net, (9) depreciation and (10) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of Special Charges Affecting Reported Results

Our results included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Quarter ended March 31, 2021:

•Spectrum repacking reimbursements and other, net consisting of gains due to reimbursements from the FCC for required spectrum repacking; and
•Advisory fees related to activism defense.

Quarter ended March 31, 2020:

•Spectrum repacking reimbursements and other, net primarily consisting of gains due to reimbursements from the FCC for required spectrum repacking;
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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended March 31, 2021	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Non-GAAP measure

Corporate - General and administrative expenses	$16,870	$(4,599)	$—	$12,271
Spectrum repacking reimbursements and other, net	(1,423)	—	1,423	—
Operating expenses	531,121	(4,599)	1,423	527,945
Operating income	195,930	4,599	(1,423)	199,106
Income before income taxes	148,446	4,599	(1,423)	151,622
Provision for income taxes	35,614	1,180	(367)	36,427
Net income attributable to TEGNA Inc.	112,617	3,419	(1,056)	114,980
Net income per share-diluted	$0.51	$0.02	$(0.01)	$0.52

		Special Items
Quarter ended March 31, 2020	GAAP measure	M&A due diligence costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gain on equity method investment	Other non-operating items	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$21,714	$(4,588)	$(7,639)	$—	$—	$—	$—	$9,487
Spectrum repacking reimbursements and other, net	(7,515)	—	—	7,515	—	—	—	—
Operating expenses	509,651	(4,588)	(7,639)	7,515	—	—	—	504,939
Operating income	174,538	4,588	7,639	(7,515)	—	—	—	179,250
Equity (loss) in unconsolidated investments, net	9,015	—	—	—	(12,071)	—	—	(3,056)
Other non-operating items, net	(19,270)	—	—	—	—	21,744	—	2,474
Total non-operating expenses	(67,215)	—	—	—	(12,071)	21,744	—	(57,542)
Income before income taxes	107,323	4,588	7,639	(7,515)	(12,071)	21,744	—	121,708
Provision for income taxes	21,125	1,151	1,919	(1,990)	(3,033)	5,463	3,944	28,579
Net income attributable to TEGNA Inc.	86,308	3,437	5,720	(5,525)	(9,038)	16,281	(3,944)	93,239
Net income per share-diluted (a)	$0.39	$0.02	$0.03	$(0.03)	$(0.04)	$0.07	$(0.02)	$0.43

(a) Per share amounts do not sum due to rounding

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2021	2020	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$112,617	$86,308	30%
Plus (Less): Net income (loss) attributable to redeemable noncontrolling interest	215	(110)	***
Plus: Provision for income taxes	35,614	21,125	69%
Plus: Interest expense	46,485	56,960	(18%)
Plus (Less): Equity loss (income) in unconsolidated investments, net	1,329	(9,015)	***
(Less) Plus: Other non-operating items, net	(330)	19,270	***
Operating income (GAAP basis)	195,930	174,538	12%
Plus: M&A due diligence costs	—	4,588	***
Plus: Advisory fees related to activism defense	4,599	7,639	(40%)
Less: Spectrum repacking reimbursements and other, net	(1,423)	(7,515)	(81%)
Adjusted operating income (non-GAAP basis)	199,106	179,250	11%
Plus: Depreciation	15,896	16,900	(6%)
Plus: Amortization of intangible assets	15,760	16,216	(3%)
Adjusted EBITDA (non-GAAP basis)	230,762	212,366	9%
Corporate - General and administrative expense (non-GAAP basis)	12,271	9,487	29%
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$243,033	$221,853	10%

*** Not meaningful

In the first quarter of 2021 Adjusted EBITDA margin was 33% without corporate expense or 32% with corporate expense, compared to first quarter of 2020 Adjusted EBITDA margin of 32% without corporate expense or 31% with corporate expense. Our total Adjusted EBITDA increased $18.4 million in the first quarter of 2021 compared to 2020. This increase was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements and increase in AMS revenue.

Free Cash Flow Reconciliation

Our free cash flow, a non-GAAP performance measure, was $158.7 million in the first quarter of 2021 compared to $142.2 million for the same period in 2020.

Reconciliations from “Net income” to “Free cash flow” follow (in thousands):

	Three months ended Mar. 31,
	2021	2020	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$112,617	$86,308	30%
Plus: Provision for income taxes	35,614	21,125	69%
Plus: Interest expense	46,485	56,960	(18%)
Plus: M&A due diligence costs	—	4,588	***
Plus: Depreciation	15,896	16,900	(6%)
Plus: Amortization	15,760	16,216	(3%)
Plus: Stock-based compensation	8,761	(757)	***
Plus: Company stock 401(k) contribution	5,304	5,138	3%
Plus: Syndicated programming amortization	16,977	18,175	(7%)
Plus: Advisory fees related to activism defense	4,599	7,639	(40%)
Plus: Cash dividend from equity investments for return on capital	1,357	208	***
Plus: Cash reimbursements from spectrum repacking	1,423	7,515	(81%)
Plus: Other non-operating items, net	(330)	19,270	***
Plus (Less): Net income (loss) attributable to redeemable noncontrolling interest	215	(110)	***
Plus (Less): Income tax receipts (payments)	33	(793)	***
Plus (Less): Equity loss (income) in unconsolidated investments, net	1,329	(9,015)	***
Less: Spectrum repacking reimbursements and other, net	(1,423)	(7,515)	(81%)
Less: Syndicated programming payments	(15,721)	(17,865)	(12%)
Less: Pension contributions	(935)	(2,309)	(60%)
Less: Interest payments	(76,045)	(66,240)	15%
Less: Purchases of property and equipment	(13,185)	(13,264)	(1%)
Free cash flow (non-GAAP basis)	$158,731	$142,174	12%

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

The COVID-19 pandemic has had far-reaching material adverse impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. The full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain and continues to evolve. However, during the first quarter of 2021, the U.S. economy continued on a path towards recovery with millions of Americans receiving COVID-19 vaccines and states and municipalities increasingly reopening. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the most recent stimulus expected to bolster household finances as well as those of small businesses, states and municipalities.

The roll out of vaccines together with lower COVID-19 case counts are encouraging. The improving conditions around the pandemic, coupled with strategic actions we’ve taken over the past couple years with our 2020 and 2019 debt refinancings and reduction of discretionary spending has helped strengthened our financial position. On March 29, 2021, we announced that our Board of Directors approved a dividend increase of ten cents per share on an annual basis, to $0.38 per common share (approximately 2.0% dividend yield as of March 31, 2021), which represents an approximately 36% increase above the prior dividend. The increase of the dividend demonstrates the Board’s and management’s confidence in our business and continued focus on making prudent, disciplined decisions intended to drive near and long-term shareholder value. Our capital allocation decisions focus on optimizing investments in organic and inorganic growth opportunities, paying down debt, issuing dividends, and repurchasing shares.

As of March 31, 2021, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement and term loan agreements, was 3.77x, well below the permitted leverage ratio of less than 5.5x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

We often present a different leverage ratio in our investor communications than the one required to be computed by our revolving covenant agreement. The ratio disclosed in our investor communications, which is regularly reviewed by our management and our board of directors, was 3.82x as of March 31, 2021. The primary difference between this computation and the leverage ratio calculated in accordance with our revolving credit agreement is the definition of adjusted EBITDA in the revolving credit agreement version requires additional adjustments to add back non-cash compensation and contractual synergy benefits during periods in the trailing eight quarters that preceded a particular acquisition.

As of March 31, 2021, our total debt was $3.52 billion, cash and cash equivalents totaled $12.9 million, and we had unused borrowing capacity of $1.17 billion under our revolving credit facility. Approximately $3.23 billion, or 91%, of our debt has a fixed interest rate.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2020 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Three months ended Mar. 31,
	2021	2020

Balance of cash and cash equivalents beginning of the period	$40,968	$29,404

Operating activities:
Net income	112,832	86,198
Depreciation, amortization and other non-cash adjustments	47,050	28,482
Pension contributions, net of income	(4,410)	(3,642)
Decrease (increase) in trade receivables	(63,120)	38,131
Increase in interest and taxes payable	4,320	8,775
Other, net	(38,601)	19,420
Cash flow from operating activities	58,071	177,364

Investing activities:
Payments for acquisitions of businesses and other assets, net of cash acquired	(13,341)	(15,000)
All other investing activities	(9,890)	(563)
Cash flow used for investing activities	(23,231)	(15,563)

Cash flow used for financing activities	(62,955)	(156,146)
(Decrease) increase in cash and cash equivalents	(28,115)	5,655
Balance of cash and cash equivalents end of the period	$12,853	$35,059

Operating Activities - Cash flow from operating activities was $58.1 million for the three months ended March 31, 2021, compared to $177.4 million for the same period in 2020. Driving the decrease was a change in accounts receivable of $101.3 million primarily due year over year increases in AMS and subscription revenue of $27.7 million and $53.9 million, respectively, and a change in accounts payable of $18.7 million.

Investing Activities - Cash flow used for investing activities was $23.2 million for the three months ended March 31, 2021, compared to $15.6 million for the same period in 2020. The increase was primarily due to a $6.1 million decline in spectrum repack reimbursements. Also contributing to the decline was a $5.0 million decrease in proceeds from the sale of assets and business.

Financing Activities - Cash flow used for financing activities was $63.0 million for the three months ended March 31, 2021, compared to $156.1 million for the same period in 2020. The change was primarily due to debt activity in 2020. Specifically, in January 2020 we issued $1.0 billion of unsecured notes, the proceeds of which were used to early redeem $650.0 million of unsecured notes due in October 2023 and $310.0 million due in July 2020. We incurred combined debt issuance and early redemption fees of $27.6 million related to these actions. Additionally, we paid down $37.0 million on our revolving credit facility early in the first quarter of 2021 as compared to $118.0 million in the first quarter of 2020.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding business strategies, market potential, future financial performance and other matters, which include, but are not limited to the adverse impacts caused by the COVID-19 pandemic and its effect on our revenues, particularly our non-political advertising revenues. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described within Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2020 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2020.

As of March 31, 2021, approximately $3.23 billion of our debt has a fixed interest rate (which represents approximately 91%, of our total principal debt obligation). Our remaining debt obligation of $318 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $1.6 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.72 billion as of March 31, 2021 and $3.79 billion as of December 31, 2020.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2021, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to the condensed consolidated financial statements for information regarding our legal proceedings.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2020 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. In the first quarter of 2021, no shares were repurchased.

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

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2021	TEGNA, INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)