Form 10-Q
period 2021-06-30
TEGNA INC
filed 2021-08-09
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 31, 2021 was 221,085,466.

INDEX TO TEGNA INC.
June 30, 2021 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	June 30, 2021	Dec. 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$57,262	$40,968
Accounts receivable, net of allowances of $6,845 and $7,035, respectively	588,326	550,755
Other receivables	11,506	14,031
Syndicated programming rights	21,063	47,331
Prepaid expenses and other current assets	20,261	19,509
Total current assets	698,418	672,594
Property and equipment
Cost	1,048,043	1,026,459
Less accumulated depreciation	(582,058)	(556,100)
Net property and equipment	465,985	470,359
Intangible and other assets
Goodwill	2,981,587	2,968,693
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $267,115 and $235,582, respectively	2,472,966	2,503,644
Right-of-use assets for operating leases	92,422	97,190
Investments and other assets	131,717	136,219
Total intangible and other assets	5,678,692	5,705,746
Total assets	$6,843,095	$6,848,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	June 30, 2021	Dec. 31, 2020

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$37,357	$58,049
Accrued liabilities
Compensation	53,002	46,213
Interest	45,729	47,249
Contracts payable for programming rights	94,512	130,522
Other	81,590	78,219
Income taxes payable	5,622	63,923
Total current liabilities	317,812	424,175
Noncurrent liabilities
Income taxes	9,224	7,303
Deferred income tax liability	534,872	530,240
Long-term debt	3,455,978	3,553,220
Pension liabilities	74,637	85,908
Operating lease liabilities	94,347	99,337
Other noncurrent liabilities	81,746	75,488
Total noncurrent liabilities	4,250,804	4,351,496
Total liabilities	4,568,616	4,775,671

Commitments and contingent liabilities (see Note 9)

Redeemable noncontrolling interest (see Note 1)	15,523	14,933

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	113,267
Retained earnings	7,249,257	7,075,640
Accumulated other comprehensive loss	(118,604)	(121,076)
Less treasury stock at cost, 103,438,458 shares and 104,918,360 shares, respectively	(5,224,057)	(5,334,155)
Total equity	2,258,956	2,058,095
Total liabilities, redeemable noncontrolling interest and equity	$6,843,095	$6,848,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenues	$732,908	$577,627	$1,459,959	$1,261,816

Operating expenses:
Cost of revenues[1]	397,118	355,367	791,810	724,735
Business units - Selling, general and administrative expenses	96,949	85,008	186,275	177,976
Corporate - General and administrative expenses	23,183	28,312	40,053	50,026
Depreciation	15,838	16,711	31,734	33,611
Amortization of intangible assets	15,773	17,248	31,533	33,464
Spectrum repacking reimbursements and other, net	(1,475)	(116)	(2,898)	(7,631)
Total	547,386	502,530	1,078,507	1,012,181
Operating income	185,522	75,097	381,452	249,635

Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(2,597)	1,921	(3,926)	10,936
Interest expense	(46,609)	(51,877)	(93,094)	(108,837)
Other non-operating items, net	1,524	1,039	1,854	(18,231)
Total	(47,682)	(48,917)	(95,166)	(116,132)

Income before income taxes	137,840	26,180	286,286	133,503
Provision for income taxes	30,986	6,607	66,600	27,732
Net Income	106,854	19,573	219,686	105,771
Net (income) loss attributable to redeemable noncontrolling interest	(227)	374	(442)	484
Net income attributable to TEGNA Inc.	$106,627	$19,947	$219,244	$106,255

Net income per share:
Basic	$0.48	$0.09	$0.99	$0.48
Diluted	$0.48	$0.09	$0.99	$0.48

Weighted average number of common shares outstanding:
Basic shares	221,522	219,128	221,064	218,703
Diluted shares	222,506	219,426	221,855	219,144

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income	$106,854	$19,573	$219,686	$105,771
Other comprehensive income, before tax:
Foreign currency translation adjustments	255	(273)	751	130
Recognition of previously deferred post-retirement benefit plan costs	1,353	1,604	2,578	3,102
Other comprehensive income, before tax	1,608	1,331	3,329	3,232
Income tax effect related to components of other comprehensive income	(414)	(335)	(857)	(814)
Other comprehensive income, net of tax	1,194	996	2,472	2,418
Comprehensive income	108,048	20,569	222,158	108,189
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(227)	374	(442)	484
Comprehensive income attributable to TEGNA Inc.	$107,821	$20,943	$221,716	$108,673
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net income	$219,686	$105,771
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	63,267	67,075
Stock-based compensation	16,172	7,568
Company stock 401(k) contribution	9,384	8,566
Equity loss (income) from unconsolidated investments, net	3,926	(10,936)
Pension contributions, net of income	(8,781)	(5,885)
Change in other assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	(37,207)	91,246
Decrease in accounts payable	(20,692)	(13,821)
(Decrease) increase in interest and taxes payable	(52,483)	32,056
Decrease in deferred revenue	(1,015)	(1,123)
Change in other assets and liabilities, net	4,236	33,025
Net cash flow from operating activities	196,493	313,542
Cash flows from investing activities:
Purchase of property and equipment	(27,621)	(24,308)
Reimbursements from spectrum repacking	4,438	9,768
Payments for acquisitions of businesses and other assets, net of cash acquired	(13,341)	(15,841)
Purchases of investments	(408)	(704)
Proceeds from investments	2,418	5,028
Proceeds from sale of assets and businesses	262	5,000
Net cash flow used for investing activities	(34,252)	(21,057)
Cash flows from financing activities:
Payments under revolving credit facilities, net	(99,000)	(68,000)
Proceeds from borrowings	—	1,000,000
Debt repayments	—	(1,010,000)
Payments for debt issuance costs and early redemption fee	—	(29,948)
Proceeds from sale of minority ownership interest in Premion	—	14,000
Dividends paid	(36,426)	(45,776)
Other, net	(10,521)	(9,095)
Net cash flow used for financing activities	(145,947)	(148,819)
Increase in cash	16,294	143,666
Balance of cash, beginning of period	40,968	29,404
Balance of cash, end of period	$57,262	$173,070

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$117,600	$465
Cash paid for interest	$91,022	$100,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Mar. 31, 2021	$15,220	$324,419	$27,596	$7,151,716	$(119,798)	$(5,244,595)	$2,139,338
Net income	227	—	—	106,627	—	—	106,627
Other comprehensive income, net of tax	—	—	—	—	1,194	—	1,194
Total comprehensive income							107,821
Dividends declared: $0.165 per share	—	—	—	43	—	—	43
Company stock 401(k) contribution	—	—	(1,420)	(9,053)	—	14,552	4,079
Stock-based awards activity	—	—	(5,990)	—	—	5,986	(4)
Stock-based compensation	—	—	7,410	—	—	—	7,410
Adjustment of redeemable noncontrolling interest to redemption value	76	—	—	(76)	—	—	(76)
Other activity	—	—	345	—	—	—	345
Balance at June 30, 2021	$15,523	$324,419	$27,941	$7,249,257	$(118,604)	$(5,224,057)	$2,258,956

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Mar. 31, 2020	$14,093	$324,419	$152,106	$6,725,911	$(141,175)	$(5,403,005)	$1,658,256
Net income (loss)	(374)	—	—	19,947	—	—	19,947
Other comprehensive income, net of tax	—	—	—	—	996	—	996
Total comprehensive income							20,943
Dividends declared: $0.07 per share	—	—	—	(15,308)	—	—	(15,308)
Company stock 401(k) contribution	—	—	(17,888)	—	—	21,316	3,428
Stock-based awards activity	—	—	(2,627)	—	—	2,605	(22)
Stock-based compensation	—	—	8,325	—	—	—	8,325
Adjustment of redeemable noncontrolling interest to redemption value	654	—	—	(654)	—	—	(654)
Other activity	—	—	339	—	—	—	339
Balance at June 30, 2020	$14,373	$324,419	$140,255	$6,729,896	$(140,179)	$(5,379,084)	$1,675,307

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Six Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net income	442	—	—	219,244	—	—	219,244
Other comprehensive income, net of tax	—	—	—	—	2,472	—	2,472
Total comprehensive income							221,716
Dividends declared: $0.235 per share	—	—	—	(36,426)	—	—	(36,426)
Company stock 401(k) contribution	—	—	(17,674)	(9,053)	—	36,111	9,384
Stock-based awards activity	—	—	(84,509)	—	—	73,987	(10,522)
Stock-based compensation	—	—	16,172	—	—	—	16,172
Adjustment of redeemable noncontrolling interest to redemption value	148	—	—	(148)	—	—	(148)
Other activity	—	—	685	—	—	—	685
Balance at June 30, 2021	$15,523	$324,419	$27,941	$7,249,257	$(118,604)	$(5,224,057)	$2,258,956

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2019	$—	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net income (loss)	(484)	—	—	106,255	—	—	106,255
Other comprehensive income, net of tax	—	—	—	—	2,418	—	2,418
Total comprehensive income							108,673
Dividends declared: $0.14 per share	—	—	—	(30,590)	—	—	(30,590)
Company stock 401(k) contribution	—	—	(35,719)	—	—	44,285	8,566
Stock-based awards activity	—	—	(79,756)	—	—	70,661	(9,095)
Stock-based compensation	—	—	7,568	—	—	—	7,568
Sale of minority ownership interest in Premion	14,000	—		—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	857	—	—	(857)	—	—	(857)
Other activity	—	—	665	—	—	—	665
Balance at June 30, 2020	$14,373	$324,419	$140,255	$6,729,896	$(140,179)	$(5,379,084)	$1,675,307
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

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The novel coronavirus (COVID-19) pandemic has resulted, and will continue to result, in significant economic disruption and will likely continue to adversely affect our business. The impact of COVID-19 (including newly identified variants) and the extent of its adverse impact on our financial and operating results will be dictated by the length of time that the pandemic continues to affect our advertising customers.

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

Accounting guidance adopted in 2021: We did not adopt any new accounting guidance in 2021 that had a material impact on our consolidated financial statements or disclosures.

New accounting guidance not yet adopted: There is currently no pending accounting guidance that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth, unemployment and demand for our products and services, including the impacts of the COVID-19 pandemic on these trends. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of June 30, 2021, our allowance for doubtful accounts was $6.8 million as compared to $7.0 million as of December 31, 2020.

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

Revenue earned by these sources in the second quarter and first six months of 2021 and 2020 are shown below (amounts in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Subscription	$375,081	$323,475	$761,818	$656,277
Advertising & Marketing Services	340,889	229,083	663,723	524,236
Political	9,581	17,544	19,009	64,931
Other	7,357	7,525	15,409	16,372
Total revenues	$732,908	$577,627	$1,459,959	$1,261,816

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		Dec. 31, 2020
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,968,693	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,123,898	—	2,123,898	—
Amortizable intangible assets:
Retransmission agreements	235,215	(153,684)	235,215	(138,928)
Network affiliation agreements	309,503	(84,945)	309,503	(72,694)
Other	71,465	(28,486)	70,610	(23,960)
Total indefinite-lived and amortizable intangible assets	$2,740,081	$(267,115)	$2,739,226	$(235,582)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives.

On January 27, 2021, we acquired Locked On Podcast Network LLC for $13.3 million, which consisted of a base purchase price of $13.8 million and a working capital adjustment of $0.5 million. Locked On produces daily podcasts for every team across the four major professional sports leagues, as well as major college sports teams. In connection with this acquisition, we recorded initial values for goodwill and a tradename of $12.9 million and $0.9 million, respectively. These amounts are based on preliminary valuations, and therefore, these assets are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The goodwill is calculated as the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the acquisition that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate. The goodwill recognized is expected to be deductible for tax purposes.

Interim impairment assessment

We review our goodwill and intangible assets for impairment at least annually and also when events or changes in circumstances occur that indicate the fair value may be below its carrying amount. As discussed in our 2020 Form 10-K, after completing our annual impairment test in the fourth quarter of 2020, we had one television station FCC license and one radio station FCC license, with a combined carrying value of $67.2 million and individual impairment headroom of less than 5%. As a result, these two FCC licenses are deemed to be heightened risk of future impairment. Given the ongoing COVID-19 impacts of AMS revenue and operating cash flows, we conducted an impairment assessment of these two FCC licenses at the end of the second quarter.

In performing these assessments, we analyzed factors which impact the fair value determination of FCC license assets. This included reviewing the trends in U.S. gross domestic product, the stock market, unemployment trends, discount rates and individual station performance. Based on the analysis performed, we concluded that neither of these FCC licenses were impaired as of June 30, 2021. However, a sustained economic decline, including one resulting from the COVID-19 pandemic, could result in future non-cash impairment charges of our FCC licenses, and any related impairment could have a material adverse impact on our results of operations.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	Dec. 31, 2020

Cash value life insurance	$53,058	$52,883
Equity method investments	27,947	32,067
Other equity investments	16,939	20,271
Deferred debt issuance costs	7,607	9,378
Other long-term assets	26,166	21,620
Total	$131,717	$136,219

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

NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	June 30, 2021	Dec. 31, 2020

Borrowings under revolving credit agreement expiring August 2024	$256,000	$355,000
Unsecured notes bearing fixed rate interest at 5.500% due September 2024	137,000	137,000
Unsecured notes bearing fixed rate interest at 4.750% due March 2026	550,000	550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,483,000	3,582,000
Debt issuance costs	(34,399)	(36,595)
Unamortized premiums and discounts, net	7,377	7,815
Total long-term debt	$3,455,978	$3,553,220

As of June 30, 2021, cash and cash equivalents totaled $57.3 million and we had unused borrowing capacity of $1.23 billion under our $1.51 billion revolving credit facility which expires August 2024. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of June 30, 2021, were $82.4 million, of which $7.8 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Service cost-benefits earned during the period	$1	$2	$1	$4
Interest cost on benefit obligation	3,988	4,879	7,938	9,737
Expected return on plan assets	(8,690)	(7,779)	(17,340)	(15,529)
Amortization of prior service cost	20	87	45	45
Amortization of actuarial loss	1,246	1,481	2,446	3,081
Income from company-sponsored retirement plans	$(3,435)	$(1,330)	$(6,910)	$(2,662)

Benefits no longer accrue for substantially all TRP and SERP participants as a result of amendments to the plans in the past years, and as such we no longer incur a significant amount of the service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the six months ended June 30, 2021 and 2020, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $1.8 million and $3.2 million during the six months ended June 30, 2021 and 2020, respectively. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2021. We expect to make additional cash payments of $5.1 million to our SERP participants in 2021.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Total
Quarters Ended:
Balance at Mar. 31, 2021	$(120,070)	$272	$(119,798)
Other comprehensive income before reclassifications	—	189	189
Amounts reclassified from AOCL	1,005	—	1,005
Total other comprehensive income	1,005	189	1,194
Balance at June 30, 2021	$(119,065)	$461	$(118,604)

Balance at Mar. 31, 2020	$(141,277)	$102	$(141,175)
Other comprehensive loss before reclassifications	—	(205)	(205)
Amounts reclassified from AOCL	1,201	—	1,201
Total other comprehensive income	1,201	(205)	996
Balance at June 30, 2020	$(140,076)	$(103)	$(140,179)

	Retirement Plans	Foreign Currency Translation	Total
Six Months Ended:
Balance at Dec. 31, 2020	$(120,979)	$(97)	$(121,076)
Other comprehensive income before reclassifications	—	558	558
Amounts reclassified from AOCL	1,914	—	1,914
Total other comprehensive income	1,914	558	2,472
Balance at June 30, 2021	$(119,065)	$461	$(118,604)

Balance at Dec. 31, 2019	$(142,398)	$(199)	$(142,597)
Other comprehensive income before reclassifications	—	96	96
Amounts reclassified from AOCL	2,322	—	2,322
Total other comprehensive income	2,322	96	2,418
Balance at June 30, 2020	$(140,076)	$(103)	$(140,179)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, and amortization of actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Amortization of prior service credit, net	$(266)	$(131)	$(241)	$(240)
Amortization of actuarial loss	1,619	1,735	2,819	3,342
Total reclassifications, before tax	1,353	1,604	2,578	3,102
Income tax effect	(348)	(403)	(664)	(780)
Total reclassifications, net of tax	$1,005	$1,201	$1,914	$2,322

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net Income	$106,854	$19,573	$219,686	$105,771
Net (income) loss attributable to the noncontrolling interest	(227)	374	(442)	484
Adjustment of redeemable noncontrolling interest to redemption value	(76)	(654)	(148)	(857)
Earnings available to common shareholders	$106,551	$19,293	$219,096	$105,398

Weighted average number of common shares outstanding - basic	221,522	219,128	221,064	218,703
Effect of dilutive securities:
Restricted stock units	718	25	564	153
Performance shares	265	273	224	286
Stock options	1	—	3	2
Weighted average number of common shares outstanding - diluted	222,506	219,426	221,855	219,144

Net income per share - basic	$0.48	$0.09	$0.99	$0.48
Net income per share - diluted	$0.48	$0.09	$0.99	$0.48

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

In the first quarter of 2021, we recorded a $1.9 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value apparent from an observable price decline of one of our investments (Level 2). We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.70 billion at June 30, 2021, and $3.79 billion at December 31, 2020.

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

Throughout the repacking project the FCC has been reimbursing us for the costs we have incurred to change channels in the repacking on a lagged basis. During the second quarter of 2021, we received $3.0 million of reimbursements, which were recorded as a contra operating expense within our “Spectrum repacking reimbursements and other, net” line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows. We expect to receive reimbursements for the remaining $1.6 million of our repacking spend upon completion of the FCC’s reimbursement review process.

Related Party Transactions

We have an equity and debt investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive where they support our Premion business in acquiring and delivering over-the-top ad impressions. In the second quarter and first six months of 2021, we incurred expenses of $18.5 million and $42.4 million, respectively, as a result of the commercial agreement with MadHive. In the second quarter and first six months of 2020, we incurred expenses of $13.7 million and $24.2 million respectively, as a result of the commercial agreement with MadHive. As of June 30, 2021 and December 31, 2020 we had accounts payable and accrued liabilities associated with the commercial agreement of $7.0 million and $13.5 million, respectively.

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

	Two-Year Period Ended June 30,
	2021			2020

Advertising & Marketing Services	44%			48%
Subscription	46%	}	55%	44%	}	51%
Political	9%			7%
Other	1%			1%
Total revenues	100%			100%

COVID-19 Update

During fiscal year 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. The COVID-19 pandemic has brought unprecedented challenges and widespread economic and social change throughout the United States. The U.S. economy continued on a path to recovery during the first six months of 2021 with millions of Americans receiving COVID-19 vaccines, states/municipalities increasingly reopening and continued growth in employment. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the most recent stimulus expected to bolster household finances as well as those of small businesses, states and municipalities. Our AMS revenues were most negatively impacted by the pandemic in the second quarter of 2020. Since then, we have continued to experience quarterly sequential improvements on a pro forma basis (reflecting 2019 acquisitions as if they had been completed on January 1, 2019). When compared to second quarter of 2019 (pre COVID-19 pandemic), our AMS revenue was only down less than one percent on a pro forma basis, despite continued impacts of COVID-19 in a few select advertising categories, most notably automotive due to ongoing semiconductor supply chain issues. Excluding the automotive category, AMS revenue was up mid-single digits percent compared to the second quarter of 2019 on a pro forma basis.

The continued roll out of vaccines together with lower COVID-19 case counts in the U.S. are encouraging. However, the impact of COVID-19 and the extent of its adverse impact on our financial and operating results will be dictated by the length of time that the pandemic continues to affect our advertising customers. This will depend on future pandemic-related developments, including the duration of the pandemic; developments concerning the severity of COVID-19 variants; disruptions to our customers’ supply chains and impacts to their advertising and marketing purchasing patterns; the effectiveness, distribution and acceptance of COVID-19 vaccines; consumer confidence; and U.S. government actions to prevent and manage the virus spread, all of which are uncertain and cannot be predicted. While we use the best information available in developing significant estimates included in our financial statements, the effects of the pandemic on our operations may not be fully realized, or reflected in our financial results, until future periods. As such, actual results could differ from our estimates, and these differences resulting from changes in facts and circumstances could be material.

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

As discussed above, our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year election cycles). As such, in addition to one year ago comparisons, our management team and Board of Directors also review current period operating results compared to the annual period two years ago (e.g., 2021 vs. 2019). We believe this comparison will also provide useful information to investors, and therefore, we have supplemented our prior year comparison of consolidated results to also include a comparison against the second quarter and six months ended June 30, 2019 results (through operating income).

During 2019, we acquired multiple local television stations and multicast networks. Specifically, we acquired certain stations divested by Gray (January 2, 2019), the Justice (rebranded as True Crime Network) and Quest multicast networks (June 18, 2019), the Dispatch stations (August 8, 2019) and certain stations divested by Nexstar (September 19, 2019). The multicast networks, Dispatch stations, and Nexstar stations are collectively referred to as the “2019 Acquisitions” in the discussion that follows. These 2019 Acquisitions did not contribute to the periods prior to their acquisition in our financial statements which therefore impacts comparisons to 2019 for operating results. The Gray stations do not impact the 2021 to 2019 comparability.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended June 30,					Six months ended June 30,
	2021	2020	Change from 2020	2019	Change from 2019	2021	2020	Change from 2020	2019	Change from 2019

Revenues	$732,908	$577,627	27%	$536,932	36%	$1,459,959	$1,261,816	16%	$1,053,685	39%

Operating expenses:
Cost of revenues	397,118	355,367	12%	285,293	39%	791,810	724,735	9%	566,604	40%
Business units - Selling, general and administrative expenses	96,949	85,008	14%	73,941	31%	186,275	177,976	5%	145,406	28%
Corporate - General and administrative expenses	23,183	28,312	(18%)	15,836	46%	40,053	50,026	(20%)	30,571	31%
Depreciation	15,838	16,711	(5%)	14,533	9%	31,734	33,611	(6%)	29,450	8%
Amortization of intangible assets	15,773	17,248	(9%)	8,823	79%	31,533	33,464	(6%)	17,512	80%
Spectrum repacking reimbursements and other, net	(1,475)	(116)	***	(4,306)	(66%)	(2,898)	(7,631)	(62%)	(11,319)	(74%)
Total operating expenses	$547,386	$502,530	9%	$394,120	39%	$1,078,507	$1,012,181	7%	$778,224	39%

Total operating income	$185,522	$75,097	***	$142,812	30%	$381,452	$249,635	53%	$275,461	38%

Non-operating expenses	(47,682)	(48,917)	(3%)	(37,978)	26%	(95,166)	(116,132)	(18%)	(73,874)	29%
Provision for income taxes	30,986	6,607	***	24,879	25%	66,600	27,732	***	47,653	40%
Net income	106,854	19,573	***	79,955	34%	219,686	105,771	***	153,934	43%
Net (income) loss attributable to redeemable noncontrolling interest	(227)	374	***	—	***	(442)	484	***	—	***
Net income attributable to TEGNA Inc.	$106,627	$19,947	***	$79,955	33%	$219,244	$106,255	***	$153,934	42%

Net income per share - basic	$0.48	$0.09	***	$0.37	30%	$0.99	$0.48	***	$0.71	39%
Net income per share - diluted	$0.48	$0.09	***	$0.37	30%	$0.99	$0.48	***	$0.71	39%

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended June 30,					Six months ended June 30,
	2021	2020	Change from 2020	2019	Change from 2019	2021	2020	Change from 2020	2019	Change from 2019

Subscription	$375,081	$323,475	16%	$236,162	59%	$761,818	$656,277	16%	$477,737	59%
Advertising & Marketing Services	340,889	229,083	49%	289,569	18%	663,723	524,236	27%	553,971	20%
Political	9,581	17,544	(45)%	3,229	***	19,009	64,931	(71)%	5,933	***
Other	7,357	7,525	(2)%	7,972	(8)%	15,409	16,372	(6)%	16,044	(4)%
Total revenues	$732,908	$577,627	27%	$536,932	36%	$1,459,959	$1,261,816	16%	$1,053,685	39%

*** Not meaningful

2021 vs. 2020

Total revenues increased $155.3 million in the second quarter of 2021 and $198.1 million in the first six months of 2021 compared to the same periods in 2020. The net increases were primarily due to growth in AMS revenue ($111.8 million second quarter, $139.5 million first six months) reflecting higher demand for advertising (as second quarter of 2020 was adversely impacted by sharply reduced demand due to the COVID-19 pandemic). Also contributing were growth in subscription revenue ($51.6 million second quarter, $105.5 million first six months) primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers. These increases were partially offset by a decrease in political revenue ($8.0 million second quarter and $45.9 million first six months), following the 2020 presidential election year.

2021 vs. 2019

Total revenues increased $196.0 million in the second quarter of 2021 and $406.3 million in the first six months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions contributed total revenues of $110.5 million and $222.0 million in the second quarter and first six months of 2021, respectively. Excluding the 2019 Acquisitions, total revenues increased $85.5 million and $184.3 million in the second quarter and first six months of 2021, respectively. The increases were primarily due to a rise in subscription revenues ($85.2 million second quarter, $174.6 first six months) primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers. Also contributing to the increase in the first six months of 2021 was political revenue which grew $11.7 million.

Cost of Revenues

2021 vs. 2020

Cost of revenues increased $41.8 million in the second quarter of 2021 and $67.1 million in the first six months of 2021 compared to the same periods in 2020. The increases were partially due to growth in programming costs ($20.7 million second quarter, $41.3 million first six months) driven by a rise in rates under existing and newly renegotiated affiliation agreements and growth in subscription revenues (certain programming costs are linked to such revenues). Also contributing to the increases were higher digital expenses ($12.9 million second quarter, $18.8 million first six months) driven by growth in Premion.

2021 vs. 2019

Cost of revenues increased $111.8 million in the second quarter of 2021 and $225.2 million in the first six months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions added cost of revenues of $58.1 million and $116.8 million in the second quarter and first six months of 2021, respectively. Excluding the 2019 Acquisitions, cost of revenues increased $53.7 million and $108.4 million in the second quarter and first six months of 2021, respectively. The increases were partially due to rising programming costs ($48.3 million second quarter, $93.6 million first six months). Also contributing to the increases were higher digital expenses ($1.9 million second quarter, $7.6 million first six months) driven by growth in Premion.

Business Units - Selling, General and Administrative Expenses

2021 vs. 2020

Business unit selling, general and administrative expenses (SG&A) increased $11.9 million in the second quarter of 2021 and $8.3 million in the first six months of 2021 compared to the same periods in 2020. The increases were primarily due to higher professional fees ($5.6 million second quarter, $8.1 million first six months). Also contributing was a rise in marketing costs ($3.8 million second quarter, $3.3 million first six months). Sales commission also increased (approximately $4.1 million second quarter, $2.3 million first six months) driven by growth in AMS revenues. These increases were partially offset by a reduction in bad debt expense ($4.0 million second quarter, $7.0 million first six months) attributed to improved collection trends as a result of continued recovery in the U.S. economy.

2021 vs. 2019

Business unit SG&A expenses increased $23.0 million in the second quarter of 2021 and $40.9 million in the first six months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions added business unit SG&A expenses of $12.6 million and $25.0 million in the second quarter and first six months of 2021, respectively. Excluding the 2019 Acquisitions, SG&A expenses increased $10.4 million and $15.9 million in the second quarter and first six months of 2021, respectively. The growth was primarily due to higher professional fees ($5.8 million second quarter, $7.8 million first six months). Also contributing were increases in stock based compensation ($0.7 million second quarter, $1.9 million first six months) driven by higher stock price. These increases were partially offset by reductions in bad debt expense ($1.0 million second quarter, $2.0 million first six months).

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

2021 vs. 2020

Corporate general and administrative expenses decreased $5.1 million in the second quarter of 2021 and $10.0 million in the first six months of 2021 compared to the same periods in 2020. The decrease was primarily driven by a decline in advisory fees related to activism defense ($3.4 million second quarter, $6.5 million first six months). Also contributing to the decrease in the first six months of 2021 was the absence of $4.6 million of M&A due diligence costs. Decreases in the first six months of 2021 were partially offset by an increase in stock based compensation of $1.9 million (driven by higher stock price).

2021 vs. 2019

Corporate general and administrative expenses increased $7.3 million in the second quarter of 2021 and $9.5 million in the first six months of 2021 compared to the same periods in 2019. The increases were primarily due to advisory fees related to activism defense ($12.0 million second quarter, $16.6 million first six months). Also contributing to the increase in the first six months of 2021 was a rise in stock based compensation of $1.2 million. These increases were partially offset by the absence of acquisition-related costs, principally advisory fees, ($5.2 million second quarter, $9.1 million first six months) due to the reduction in acquisition activity in 2021.

Depreciation Expense

2021 vs. 2020

Depreciation expense decreased by $0.9 million in the second quarter of 2021 and $1.9 million in the first six months of 2021 compared to the same periods in 2020. The decreases were due to a decline in capital expenditures following the onset of COVID-19, resulting in less depreciation in 2021.

2021 vs. 2019

Depreciation expense increased by $1.3 million in the second quarter of 2021 and $2.3 million in the first six months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions added depreciation expense of $2.8 million and $5.8 million in the second quarter and first six months of 2021, respectively. Excluding the impact of the 2019 Acquisitions, depreciation expense decreased $1.5 million and $3.5 million in the second quarter and first six months of 2021, respectively, primarily due to certain assets reaching the end of their assumed useful lives.

Amortization Expense

2021 vs. 2020

Amortization expense decreased $1.5 million in the second quarter of 2021 and $1.9 million in the first six months of 2021 compared to the same periods in 2020. The decreases were due to certain assets reaching the end of their assumed useful lives, therefore, becoming fully amortized.

2021 vs. 2019

Amortization expense increased $7.0 million in the second quarter of 2021 and $14.0 million in the first six months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions added amortization expense of $9.7 million and $19.5 million in the second quarter and first six months of 2021, respectively. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $2.7 million and $5.5 million in the second quarter and first six months of 2021, respectively, due to certain assets reaching the end of their assumed useful lives.

Spectrum Repacking Reimbursements and Other, net

2021 vs. 2020

Spectrum repacking reimbursements and other net gains were $1.5 million in the second quarter of 2021 compared to net gains of $0.1 million in the same period in 2020 and net gains of $2.9 million in the first six months of 2021 compared to $7.6 million in the same period in 2020. The 2021 activity is related to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking ($3.0 million second quarter, $4.4 million first six months), partially offset a $1.5 million contract termination fee which impacted both periods. The 2020 activity primarily consists of reimbursements received from the FCC for required spectrum repacking ($2.3 million second quarter, $9.8 million first six months), partially offset by $2.1 million impairment charge due to the retirement of a brand name which impacted both periods.

2021 vs. 2019

Spectrum repacking reimbursements and other net gains were $1.5 million in the second quarter of 2021 compared to net gains of $4.3 million in the same period in 2019 and $2.9 million in the first six months of 2021 compared to $11.3 million in the same period in 2019. The 2021 activity consists of the items discussed above. The 2019 activity reflects gains due to reimbursements received from the FCC ($4.3 million second quarter, $8.4 million first six months). The first six months of 2019 also included a gain of $2.9 million as a result of the sale of real estate.

Operating Income

2021 vs. 2020

Our operating income increased $110.4 million in the second quarter of 2021 and $131.8 million in the first six months of 2021 compared to the same periods in 2020. The increases were driven by the changes in revenue and expenses discussed above, most notably the growth in AMS and subscription revenues.

2021 vs. 2019

Our operating income increased $42.7 million in the second quarter of 2021 and $106.0 million in the first six months of 2021 compared to the same periods in 2019. Results from our 2019 Acquisitions added operating income of $27.2 million in the first quarter of 2021 and $54.9 million in the first six months of 2021. Excluding the 2019 Acquisitions, operating income increased $15.5 million and $51.1 million in the second quarter and first six months of 2021, respectively, driven by the changes in revenue and expenses discussed above.

Non-Operating Expenses

Non-operating expenses decreased $1.2 million in the second quarter of 2021 compared to the same period in 2020. This decrease was primarily due to an interest expense decline of $5.3 million driven by a lower average outstanding debt partially offset by higher average interest rate. Total average outstanding debt was $3.51 billion for the second quarter of 2021, compared to $4.15 billion in the same period of 2020. The weighted average interest rate on total outstanding debt was 5.07% for the second quarter of 2021, compared to 4.84% in the same period of 2020. This was partially offset by increase in equity losses of $4.6 million from our CareerBuilder investment, primarily due to the absence of a 2020 gain due to the sale of its employment screening business resulting in our share of a pre-tax gain of $6.5 million recorded by us in the second quarter of 2020.

In the first six months of 2021, non-operating expenses decreased $21.0 million compared to the same period in 2020. This decrease was partially due to the absence of a $13.8 million call premium related to the repayment of our 2023 Senior Notes and an acceleration of $7.9 million of previously deferred financing fees associated with the 2023 and 2020 Senior notes in the first quarter of 2020 due to their early repayments. Further, interest expense decreased $15.7 million driven by lower average outstanding debt. The average debt outstanding was $3.50 billion for the first six months of 2021, compared to $4.17 billion in the same period of 2020. Partially offsetting the decrease in non-operating expenses, was a decline in equity earnings of $15.0 million from our CareerBuilder investment (which sold its employment screening business in 2020 resulting in our share of a pre-tax gain of $18.6 million).

Income Tax Expense

Income tax expense increased $24.4 million in the second quarter of 2021 compared to the same period in 2020. Income tax expense increased $38.9 million in the first six months of 2021 compared to the same period in 2020. The increases were primarily due to higher net income before tax. Our effective income tax rate was 22.5% for the second quarter of 2021, compared to 24.9% for the second quarter of 2020. The tax rate for the second quarter of 2021 is lower than the comparable rate in 2020 primarily due to net deferred tax benefits as a result of state tax planning strategies. Our effective income tax rate was 23.3% for the first six months of 2021, compared to 20.7% for the same period in 2020. The tax rate for the first six months of 2021 is higher than the comparable amount in 2020 primarily due to 2020 tax benefits from the utilization of capital loss carryforwards in connection with certain disposition transactions and the release of the associated valuation allowance.

Net Income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $106.6 million, or $0.48 per diluted share, in the second quarter of 2021 compared to $19.9 million, or $0.09 per diluted share, during the same period in 2020. For the first six months of 2021, net income attributable to TEGNA Inc. was $219.2 million, or $0.99 per diluted share, compared to $106.3 million, or $0.48 per diluted share, for the same period in 2020. Both income and earnings per share were affected by the factors discussed above, most notably, an increase of AMS revenue due to increased advertising demand as a result of improving economic conditions and an increase in subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements.

The weighted average number of diluted common shares outstanding in the second quarter of 2021 and 2020 were 222.5 million and 219.4 million, respectively. The weighted average number of diluted shares outstanding in the first six months of 2021 and 2020 was 221.9 million and 219.1 million, respectively.

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

We also discuss free cash flow, a non-GAAP performance measure that the Board of Directors uses to review the performance of the business. Free cash flow is reviewed by the Board of Directors as a percentage of revenue over a trailing two-year period (reflecting both an even and odd year reporting period given the political cyclicality of our business). The most directly comparable GAAP financial measure to free cash flow is Net income attributable to TEGNA. Free cash flow is calculated as non-GAAP Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) non-cash 401(k) company match, (3) syndicated programming amortization, (4) dividends received from equity method investments and (5) reimbursements from spectrum repacking. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of Special Charges Affecting Reported Results

Our results included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Quarter and six months ended June 30, 2021:

•Spectrum repacking reimbursements and other, net consisting of gains due to reimbursements from the FCC for required spectrum repacking and a contract termination fee;
•Advisory fees related to activism defense; and
•Net deferred tax benefits as a result of state tax planning strategies implemented during the second quarter of 2021.

Quarter and six months ended June 30, 2020:

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2021	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$23,183	$(12,012)	$—	$—	$11,171
Spectrum repacking reimbursements and other, net	(1,475)	—	1,475	—	—
Operating expenses	547,386	(12,012)	1,475	—	536,849
Operating income	185,522	12,012	(1,475)	—	196,059
Income before income taxes	137,840	12,012	(1,475)	—	148,377
Provision for income taxes	30,986	3,111	(374)	2,797	36,520
Net income attributable to TEGNA Inc.	106,627	8,901	(1,101)	(2,797)	111,630
Net income per share-diluted (a)	$0.48	$0.04	$—	$(0.01)	$0.50

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended June 30, 2020	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gain on equity method investment	Non-GAAP measure

Corporate - General and administrative expenses	$28,312	$(15,448)	$—	$—	$12,864
Spectrum repacking reimbursements and other, net	(116)	—	116	—	—
Operating expenses	502,530	(15,448)	116	—	487,198
Operating income	75,097	15,448	(116)	—	90,429
Equity income (loss) in unconsolidated investments, net	1,921	—	—	(6,514)	(4,593)
Total non-operating expenses	(48,917)	—	—	(6,514)	(55,431)
Income before income taxes	26,180	15,448	(116)	(6,514)	34,998
Provision for income taxes	6,607	3,882	(27)	(1,637)	8,825
Net income attributable to TEGNA Inc.	19,947	11,566	(89)	(4,877)	26,547
Net income per share-diluted	$0.09	$0.05	$—	$(0.02)	$0.12

		Special Items
Six months ended June 30, 2021	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$40,053	$(16,611)	$—	$—	$23,442
Spectrum repacking reimbursements and other, net	(2,898)	—	2,898	—	—
Operating expenses	1,078,507	(16,611)	2,898	—	1,064,794
Operating income	381,452	16,611	(2,898)	—	395,165
Equity income (loss) in unconsolidated investments, net	(3,926)	—	—	—	(3,926)
Other non-operating items, net	1,854	—	—	—	1,854
Total non-operating expenses	(95,166)	—	—	—	(95,166)
Income before income taxes	286,286	16,611	(2,898)	—	299,999
Provision for income taxes	66,600	4,291	(741)	2,797	72,947
Net income attributable to TEGNA Inc.	219,244	12,320	(2,157)	(2,797)	226,610
Net income per share-diluted (a)	$0.99	$0.06	$(0.01)	$(0.01)	$1.02

(a) Per share amounts do not sum due to rounding

		Special Items
Six months ended June 30, 2020	GAAP measure	M&A due diligence costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gains on equity method investment	Other non-operating items	Special tax benefits	Non-GAAP measure

Corporate - General and administrative expenses	$50,026	$(4,588)	$(23,087)	$—	$—	$—	$—	$22,351
Spectrum repacking reimbursements and other, net	(7,631)	—	—	7,631	—	—	—	—
Operating expenses	1,012,181	(4,588)	(23,087)	7,631	—	—	—	992,137
Operating income	249,635	4,588	23,087	(7,631)	—	—	—	269,679
Equity income (loss) in unconsolidated investments, net	10,936	—	—	—	(18,585)	—	—	(7,649)
Other non-operating items, net	(18,231)	—	—	—	—	21,744	—	3,513
Total non-operating expenses	(116,132)	—	—	—	(18,585)	21,744	—	(112,973)
Income before income taxes	133,503	4,588	23,087	(7,631)	(18,585)	21,744	—	156,706
Provision for income taxes	27,732	1,151	5,801	(2,017)	(4,670)	5,463	3,944	37,404
Net income attributable to TEGNA Inc.	106,255	3,437	17,286	(5,614)	(13,915)	16,281	(3,944)	119,786
Net income per share-diluted	$0.48	$0.02	$0.08	$(0.03)	$(0.06)	$0.07	$(0.02)	$0.54

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$106,627	$19,947	***	$219,244	$106,255	***
Plus (Less): Net income (loss) attributable to redeemable noncontrolling interest	227	(374)	***	442	(484)	***
Plus: Provision for income taxes	30,986	6,607	***	66,600	27,732	***
Plus: Interest expense	46,609	51,877	(10%)	93,094	108,837	(14%)
Plus (Less): Equity loss (income) in unconsolidated investments, net	2,597	(1,921)	***	3,926	(10,936)	***
(Less) Plus: Other non-operating items, net	(1,524)	(1,039)	47%	(1,854)	18,231	***
Operating income (GAAP basis)	185,522	75,097	***	381,452	249,635	53%
Plus: M&A due diligence and acquisition-related costs	—	—	***	—	4,588	***
Plus: Advisory fees related to activism defense	12,012	15,448	(22%)	16,611	23,087	(28%)
Less: Spectrum repacking reimbursements and other, net	(1,475)	(116)	***	(2,898)	(7,631)	(62%)
Adjusted operating income (non-GAAP basis)	196,059	90,429	***	395,165	269,679	47%
Plus: Depreciation	15,838	16,711	(5%)	31,734	33,611	(6%)
Plus: Amortization of intangible assets	15,773	17,248	(9%)	31,533	33,464	(6%)
Adjusted EBITDA (non-GAAP basis)	227,670	124,388	83%	458,432	336,754	36%
Corporate - General and administrative expense (non-GAAP basis)	11,171	12,864	(13%)	23,442	22,351	5%
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$238,841	$137,252	74%	$481,874	$359,105	34%

*** Not meaningful

In the second quarter of 2021 Adjusted EBITDA margin was 33% without corporate expense or 31% with corporate expense, compared to second quarter of 2020 Adjusted EBITDA margin of 24% without corporate expense or 22% with corporate expense. For the six months ended June 30, 2021, Adjusted EBITDA margin was 33% without corporate expense or 31% with corporate expense, compared to six months ended June 30, 2020 Adjusted EBITDA of 28% without corporate expense or 27% with corporate expense. These margin increases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in AMS revenue due to the overall increase in economic activity and subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements.

Free Cash Flow Reconciliation

Our free cash flow, a non-GAAP performance measure, was $1.21 billion for the two-year period ended June 30, 2021.

Reconciliation from “Net income” to “Free cash flow” follow (in thousands):

Two-year period ended June 30, 2021

Net income attributable to TEGNA Inc. (GAAP basis)	$834,323
Plus: Provision for income taxes	262,662
Plus: Interest expense	416,146
Plus: M&A due diligence and acquisition-related costs	26,225
Plus: Depreciation	129,689
Plus: Amortization	131,815
Plus: Stock-based compensation	47,182
Plus: Company stock 401(k) contribution	32,167
Plus: Syndicated programming amortization	139,793
Plus: Workforce restructuring expense	5,933
Plus: Advisory fees related to activism defense	45,778
Plus: Cash dividend from equity investments for return on capital	9,093
Plus: Cash reimbursements from spectrum repacking	26,153
Plus: Other non-operating items, net	27,640
Plus: Net income attributable to redeemable noncontrolling interest	427
Less: Income tax payments, net of refunds	(230,749)
Less: Equity income in unconsolidated investments, net	(5,207)
Less: Spectrum repacking reimbursements and other, net	(6,869)
Less: Syndicated programming payments	(145,058)
Less: Pension contributions	(24,158)
Less: Interest payments	(391,913)
Less: Purchases of property and equipment	(123,792)
Free cash flow (non-GAAP basis)	$1,207,280

Revenue	$5,643,551
Free cash flow as a % of Revenue	21.4%

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

The COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. The full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain and continues to evolve. However, during the first six months of 2021, the U.S. economy continued on a path towards recovery with millions of Americans receiving COVID-19 vaccines, states and municipalities increasingly reopening and continued growth in employment, although the reported impact from the Delta variant of the virus leaves room for further concern. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the most recent stimulus expected to bolster household finances as well as those of small businesses, states and municipalities.

The improving conditions around the pandemic over the last 12 months, coupled with strategic actions we’ve taken with our 2020 and 2019 debt refinancings and reduction of discretionary spending, have helped strengthened our financial position. On March 29, 2021, we announced that our Board of Directors approved a dividend increase of ten cents per share on an annual basis, to $0.38 per common share (approximately 2.0% dividend yield as of June 30, 2021), which represents an approximately 36% increase above the prior dividend. The increase of the dividend demonstrates the Board’s and management’s confidence in our business and continued focus on making prudent, disciplined decisions intended to drive near and long-term shareholder value. Our capital allocation decisions focus on optimizing investments in organic and inorganic growth opportunities, paying down debt, issuing dividends, and repurchasing shares.

As of June 30, 2021, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement and term loan agreements, was 3.62x, well below the permitted leverage ratio of less than 5.5x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

As of June 30, 2021, our total debt was $3.46 billion, cash and cash equivalents totaled $57.3 million, and we had unused borrowing capacity of $1.23 billion under our revolving credit facility. Approximately $3.23 billion, or 93%, of our debt has a fixed interest rate.

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

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2021	2020

Balance of cash and cash equivalents beginning of the period	$40,968	$29,404

Operating activities:
Net income	219,686	105,771
Depreciation, amortization and other non-cash adjustments	92,749	72,273
Pension contributions, net of income	(8,781)	(5,885)
(Increase) decrease in trade receivables	(37,207)	91,246
(Decrease) increase in interest and taxes payable	(52,483)	32,056
Other, net	(17,471)	18,081
Cash flow from operating activities	196,493	313,542

Investing activities:
Payments for acquisitions of businesses and other assets, net of cash acquired	(13,341)	(15,841)
All other investing activities	(20,911)	(5,216)
Cash flow used for investing activities	(34,252)	(21,057)

Cash flow used for financing activities	(145,947)	(148,819)
(Decrease) increase in cash and cash equivalents	16,294	143,666
Balance of cash and cash equivalents end of the period	$57,262	$173,070

Operating Activities - Cash flow from operating activities was $196.5 million for the six months ended June 30, 2021, compared to $313.5 million for the same period in 2020. Driving the decrease was an increase in tax payments of $117.1 million in the six months ended June 30, 2021 compared to the same period in 2020, as tax payments originally due in the second quarter of 2020 were impacted by guidance from U.S. Department of the Treasury and the Internal Revenue Service that allowed the deferral of federal income tax payments to July 15, 2020 and would have otherwise been paid in the second quarter of 2020. In addition, the decline in operating cash flow was also impacted by a decrease of $45.9 million in political revenue (which are paid upfront and provide immediate benefit to operating cash flow). Partially offsetting these decreases were increases in operating cash flows associated with higher AMS and subscription revenues.

Investing Activities - Cash flow used for investing activities was $34.3 million for the six months ended June 30, 2021, compared to $21.1 million for the same period in 2020. The increase was primarily due to a $5.3 million decline in spectrum repack reimbursements. Also contributing to the decline was a $4.7 million decrease in proceeds from the sale of assets and business.

Financing Activities - Cash flow used for financing activities was $145.9 million for the six months ended June 30, 2021, compared to $148.8 million for the same period in 2020. The change was primarily due to debt activity in 2020. Specifically, in January 2020 we issued $1.0 billion of unsecured notes, the proceeds of which were used to early redeem $650.0 million of unsecured notes due in October 2023 and $310.0 million due in July 2020. We incurred combined debt issuance and early redemption fees of $29.9 million in the first six months of 2020 related to these actions. Additionally, we paid down $99.0 million on our revolving credit facility in the first six months of 2021 as compared to $68.0 million in the first six months of 2020.

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

As of June 30, 2021, approximately $3.23 billion of our debt has a fixed interest rate (which represents approximately 93% of our total principal debt obligation). Our remaining debt obligation of $256 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $1.3 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.70 billion as of June 30, 2021 and $3.79 billion as of December 31, 2020.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2021, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. In the second quarter and six months ended June 30, 2021, no shares were repurchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

3-2	By-laws, as amended through May 12, 2021 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

10-1	Form of Director Restricted Stock Unit Award Agreement.*

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2021	TEGNA, INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)