Form 10-Q
period 2021-09-30
TEGNA INC
filed 2021-11-04
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 31, 2021 was 221,281,397.

INDEX TO TEGNA INC.
Sept. 30, 2021 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Sept. 30, 2021	Dec. 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$51,214	$40,968
Accounts receivable, net of allowances of $6,151 and $7,035, respectively	601,500	550,755
Other receivables	14,688	14,031
Syndicated programming rights	67,723	47,331
Prepaid expenses and other current assets	21,986	19,509
Total current assets	757,111	672,594
Property and equipment
Cost	1,034,017	1,026,459
Less accumulated depreciation	(574,151)	(556,100)
Net property and equipment	459,866	470,359
Intangible and other assets
Goodwill	2,981,587	2,968,693
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $282,889 and $235,582, respectively	2,457,192	2,503,644
Right-of-use assets for operating leases	90,017	97,190
Investments and other assets	184,873	136,219
Total intangible and other assets	5,713,669	5,705,746
Total assets	$6,930,646	$6,848,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Sept. 30, 2021	Dec. 31, 2020

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$46,333	$58,049
Accrued liabilities
Compensation	53,970	46,213
Interest	15,565	47,249
Contracts payable for programming rights	143,408	130,522
Other	86,126	78,219
Income taxes payable	5,351	63,923
Total current liabilities	350,753	424,175
Noncurrent liabilities
Income taxes	9,491	7,303
Deferred income tax liability	557,419	530,240
Long-term debt	3,336,878	3,553,220
Pension liabilities	66,405	85,908
Operating lease liabilities	91,790	99,337
Other noncurrent liabilities	82,377	75,488
Total noncurrent liabilities	4,144,360	4,351,496
Total liabilities	4,495,113	4,775,671

Commitments and contingent liabilities (see Note 9)

Redeemable noncontrolling interest (see Note 1)	15,826	14,933

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	113,267
Retained earnings	7,351,426	7,075,640
Accumulated other comprehensive loss	(76,693)	(121,076)
Less treasury stock at cost, 103,200,190 shares and 104,918,360 shares, respectively	(5,207,386)	(5,334,155)
Total equity	2,419,707	2,058,095
Total liabilities, redeemable noncontrolling interest and equity	$6,930,646	$6,848,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020

Revenues	$756,487	$738,389	$2,216,446	$2,000,205

Operating expenses:
Cost of revenues[1]	399,751	379,185	1,191,561	1,103,920
Business units - Selling, general and administrative expenses	100,425	89,943	286,700	267,919
Corporate - General and administrative expenses	11,891	11,263	51,944	61,289
Depreciation	16,792	16,086	48,526	49,697
Amortization of intangible assets	15,774	17,113	47,307	50,577
Spectrum repacking reimbursements and other, net	504	(2,902)	(2,394)	(10,533)
Total	545,137	510,688	1,623,644	1,522,869
Operating income	211,350	227,701	592,802	477,336

Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(1,790)	(2,529)	(5,716)	8,407
Interest expense	(46,477)	(51,896)	(139,571)	(160,733)
Other non-operating items, net	2,486	961	4,340	(17,270)
Total	(45,781)	(53,464)	(140,947)	(169,596)

Income before income taxes	165,569	174,237	451,855	307,740
Provision for income taxes	36,870	41,967	103,470	69,699
Net Income	128,699	132,270	348,385	238,041
Net (income) loss attributable to redeemable noncontrolling interest	(419)	(51)	(861)	433
Net income attributable to TEGNA Inc.	$128,280	$132,219	$347,524	$238,474

Net income per share:
Basic	$0.58	$0.60	$1.57	$1.08
Diluted	$0.58	$0.60	$1.56	$1.08

Weighted average number of common shares outstanding:
Basic shares	221,805	219,579	221,314	218,997
Diluted shares	222,799	219,977	222,172	219,423

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020

Net income	$128,699	$132,270	$348,385	$238,041
Other comprehensive income, before tax:
Foreign currency translation adjustments	(53)	(93)	698	37
Pension and other post retirement benefit items
Recognition of previously deferred post-retirement benefit plan costs	1,290	1,551	3,869	4,653
Pension payment timing related charge	946	—	946	—
Pension and other postretirement benefit items	2,236	1,551	4,815	4,653
Unrealized gain on available-for-sale investment during the period	54,354	—	54,354	—
Other comprehensive income, before tax	56,537	1,458	59,867	4,690
Income tax effect related to components of other comprehensive income	(14,626)	(366)	(15,484)	(1,180)
Other comprehensive income, net of tax	41,911	1,092	44,383	3,510
Comprehensive income	170,610	133,362	392,768	241,551
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(419)	(51)	(861)	433
Comprehensive income attributable to TEGNA Inc.	$170,191	$133,311	$391,907	$241,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2021	2020

Cash flows from operating activities:
Net income	$348,385	$238,041
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	95,833	100,274
Stock-based compensation	23,137	12,578
Company stock 401(k) contribution	13,575	13,023
Equity loss (income) from unconsolidated investments, net	5,716	(8,407)
Pension contributions, net of income	(14,821)	(8,144)
Change in other assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	(49,687)	73,838
(Decrease) increase in accounts payable	(11,716)	10,636
(Decrease) increase in interest and taxes payable	(76,372)	13,793
Decrease in deferred revenue	1,784	27,706
Change in other assets and liabilities, net	6,770	42,413
Net cash flow from operating activities	342,604	515,751
Cash flows from investing activities:
Purchase of property and equipment	(39,418)	(30,583)
Reimbursements from spectrum repacking	5,030	12,670
Payments for acquisitions of businesses and other assets, net of cash acquired	(13,335)	(15,841)
Purchases of investments	(1,023)	(709)
Proceeds from investments	3,094	5,028
Proceeds from sale of assets and businesses	296	5,023
Net cash flow used for investing activities	(45,356)	(24,412)
Cash flows from financing activities:
Payments under revolving credit facilities, net	(219,000)	(728,000)
Proceeds from borrowings	—	1,550,000
Debt repayments	—	(1,085,000)
Payments for debt issuance costs and early redemption fee	—	(36,896)
Proceeds from sale of minority ownership interest in Premion	—	14,000
Dividends paid	(57,435)	(61,110)
Other, net	(10,567)	(9,151)
Net cash flow used for financing activities	(287,002)	(356,157)
Increase in cash	10,246	135,182
Balance of cash, beginning of period	40,968	29,404
Balance of cash, end of period	$51,214	$164,586

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$146,600	$39,872
Cash paid for interest	$165,824	$174,575
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at June 30, 2021	$15,523	$324,419	$27,941	$7,249,257	$(118,604)	$(5,224,057)	$2,258,956
Net income	419	—	—	128,280	—	—	128,280
Other comprehensive income, net of tax	—	—	—	—	41,911	—	41,911
Total comprehensive income							170,191
Dividends declared: $0.095 per share	—	—	—	(21,008)	—	—	(21,008)
Company stock 401(k) contribution	—	—	(6,763)	(5,219)	—	16,173	4,191
Stock-based awards activity	—	—	(545)	—	—	498	(47)
Stock-based compensation	—	—	6,965	—	—	—	6,965
Adjustment of redeemable noncontrolling interest to redemption value	(116)	—	—	116	—	—	116
Other activity	—	—	343		—	—	343
Balance at Sept. 30, 2021	$15,826	$324,419	$27,941	$7,351,426	$(76,693)	$(5,207,386)	$2,419,707

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at June 30, 2020	$14,373	$324,419	$140,255	$6,729,896	$(140,179)	$(5,379,084)	$1,675,307
Net income	51	—	—	132,219	—	—	132,219
Other comprehensive income, net of tax	—	—	—	—	1,092	—	1,092
Total comprehensive income							133,311
Dividends declared: $0.07 per share	—	—	—	(15,332)	—	—	(15,332)
Company stock 401(k) contribution	—	—	(21,886)	—	—	26,344	4,458
Stock-based awards activity	—	—	(652)	—	—	596	(56)
Stock-based compensation	—	—	5,010	—	—	—	5,010
Adjustment of redeemable noncontrolling interest to redemption value	229	—	—	(229)	—	—	(229)
Other activity	—	—	(2,933)	—	—	—	(2,933)
Balance at Sept. 30, 2020	$14,653	$324,419	$119,794	$6,846,554	$(139,087)	$(5,352,144)	$1,799,536

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Nine months ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net income	861	—	—	347,524	—	—	347,524
Other comprehensive income, net of tax	—	—	—	—	44,383	—	44,383
Total comprehensive income							391,907
Dividends declared: $0.26 per share	—	—	—	(57,435)	—	—	(57,435)
Company stock 401(k) contribution	—	—	(24,437)	(14,271)	—	52,283	13,575
Stock-based awards activity	—	—	(85,054)	—	—	74,486	(10,568)
Stock-based compensation	—	—	23,137	—	—	—	23,137
Adjustment of redeemable noncontrolling interest to redemption value	32	—	—	(32)	—	—	(32)
Other activity	—	—	1,028	—	—	—	1,028
Balance at Sept. 30, 2021	$15,826	$324,419	$27,941	$7,351,426	$(76,693)	$(5,207,386)	$2,419,707

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2019	$—	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net income (loss)	(433)	—	—	238,474	—	—	238,474
Other comprehensive income, net of tax	—	—	—	—	3,510	—	3,510
Total comprehensive income							241,984
Dividends declared: $0.21 per share	—	—	—	(45,922)	—	—	(45,922)
Company stock 401(k) contribution	—	—	(57,606)	—	—	70,629	13,023
Stock-based awards activity	—	—	(80,408)	—	—	71,257	(9,151)
Stock-based compensation	—	—	12,578	—	—	—	12,578
Sale of minority ownership interest in Premion	14,000	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	1,086	—	—	(1,086)	—	—	(1,086)
Other activity	—	—	(2,267)	—	—	—	(2,267)
Balance at Sept. 30, 2020	$14,653	$324,419	$119,794	$6,846,554	$(139,087)	$(5,352,144)	$1,799,536
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

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The novel coronavirus (COVID-19) pandemic has resulted, and will continue to result, in significant economic disruption and will likely continue to adversely affect our business. The impact of COVID-19 (including variants) and the extent of its adverse impact on our financial and operating results will be dictated by the length of time that the pandemic continues to affect our advertising customers.

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

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth, unemployment and demand for our products and services, including the impacts of the COVID-19 pandemic on these trends. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of September 30, 2021, our allowance for doubtful accounts was $6.2 million as compared to $7.0 million as of December 31, 2020.

Available-for-sale investment: We hold a debt security investment issued by MadHive, Inc. (MadHive), that we classify as an available-for-sale investment. Under the terms of our investment agreement, our debt investment may convert into an equity investment either automatically or at our election based on the occurrence of certain specified events. This investment is carried at fair value and is included within the “Investments and other assets” line item on our Condensed Consolidated Balance Sheet. Unrealized gains/losses on this investment are included within “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet. Gains and losses will be recognized in our Consolidated Statements of Income when realized. See Note 3 for additional information.

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

The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), advertising on the stations’ websites, tablet and mobile products, and OTT apps; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2020, 2018, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals, and distribution of our local news content.

Revenue earned by these sources in the third quarter and first nine months of 2021 and 2020 are shown below (amounts in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020

Subscription	$368,672	$316,677	$1,130,490	$972,954
Advertising & Marketing Services	364,234	298,605	1,027,957	822,841
Political	15,010	116,494	34,019	181,425
Other	8,571	6,613	23,980	22,985
Total revenues	$756,487	$738,389	$2,216,446	$2,000,205

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	Sept. 30, 2021		Dec. 31, 2020
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,968,693	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,123,898		2,123,898
Amortizable intangible assets:
Retransmission agreements	235,215	(161,061)	235,215	(138,928)
Network affiliation agreements	309,503	(91,070)	309,503	(72,694)
Other	71,465	(30,758)	70,610	(23,960)
Total indefinite-lived and amortizable intangible assets	$2,740,081	$(282,889)	$2,739,226	$(235,582)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives.

On January 27, 2021, we acquired Locked On Podcast Network LLC for $13.3 million, which consisted of a base purchase price of $13.8 million and a working capital adjustment of $0.5 million. Locked On produces daily podcasts for every team across the four major professional sports leagues, as well as for major college sports teams. In connection with this acquisition, we recorded goodwill and trade name assets of $12.9 million and $0.9 million, respectively. The goodwill is calculated as the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the acquisition that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate. The goodwill recognized is deductible for tax purposes.

Interim impairment assessment

We review our goodwill and intangible assets for impairment at least annually and also when events or changes in circumstances occur that indicate the fair value may be below its carrying amount. As discussed in our 2020 Form 10-K, after completing our annual impairment test in the fourth quarter of 2020, we had one television station FCC license and one radio station FCC license with a combined carrying value of $67.2 million and individual impairment headroom of less than 5%. As a result, these two FCC licenses are deemed to be heightened risk of future impairment. Given the ongoing COVID-19 impacts on our AMS revenue and operating cash flows, we conducted impairment assessments of these two FCC licenses at the end of the third quarter of 2021 to evaluate whether circumstances occurred that indicate that the fair value may be below the carrying amount.

In performing these assessments, we analyzed factors that impact the fair value determination of FCC license assets. This included reviewing the trends in U.S. gross domestic product, the stock market, unemployment trends, discount rates and individual station performance. Based on the analysis performed, we concluded that no triggering events had occurred that would cause us to perform an interim impairment test for these two FCC licenses. However, a sustained economic decline, including one resulting from the COVID-19 pandemic, could result in future non-cash impairment charges of our FCC licenses, and any related impairment could have a material adverse impact on our results of operations.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	Sept. 30, 2021	Dec. 31, 2020

Available-for-sale debt security	$57,354	$3,000
Cash value life insurance	52,861	52,883
Equity method investments	25,504	32,067
Other equity investments	19,021	20,271
Deferred debt issuance costs	6,706	9,378
Other long-term assets	23,427	18,620
Total	$184,873	$136,219

Available-for-sale debt security: Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet. In the third quarter of 2021, we recorded an unrealized gain of $54.4 million due to the increase in the fair value of the debt security issued by MadHive that we hold. This available-for-sale debt security includes features that allow us to convert investment into equity ownership upon the occurrence of certain events. The increase in the value of our investment is due to, and calculated based on, the estimated increase in the underlying equity of the investee. The unrealized gain has been recorded in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet.

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

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In the third quarter of 2021, we recognized a $1.9 million gain on one of these investments due to an observable price increase in the fair value of the investment. Additionally, in the first quarter of 2021, we recorded a $1.9 million impairment charge, due to the decline in the fair value of a different investment. Both the gain and impairment charge were recorded in “Other non-operating items, net” within our Consolidated Statement of Income. No gains or losses were recorded on these investments in the first nine months of 2020.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.

NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Sept. 30, 2021	Dec. 31, 2020

Borrowings under revolving credit agreement expiring August 2024	$136,000	$355,000
Unsecured notes bearing fixed rate interest at 5.500% due September 2024	137,000	137,000
Unsecured notes bearing fixed rate interest at 4.750% due March 2026	550,000	550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,363,000	3,582,000
Debt issuance costs	(33,271)	(36,595)
Unamortized premiums and discounts, net	7,149	7,815
Total long-term debt	$3,336,878	$3,553,220

As of September 30, 2021, cash and cash equivalents totaled $51.2 million and we had unused borrowing capacity of $1.35 billion under our $1.51 billion revolving credit facility, which expires in August 2024. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of September 30, 2021, were $74.2 million, of which $7.8 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020

Service cost-benefits earned during the period	$1	$1	$2	$5
Interest cost on benefit obligation	3,969	4,868	11,907	14,605
Expected return on plan assets	(8,670)	(7,765)	(26,010)	(23,294)
Amortization of prior service cost	23	23	68	68
Amortization of actuarial loss	1,223	1,541	3,669	4,622
Pension payment timing related charge	946	—	946	—
Income from company-sponsored retirement plans	$(2,508)	$(1,332)	$(9,418)	$(3,994)

Benefits no longer accrue for substantially all TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a significant amount of the service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the nine months ended September 30, 2021 and 2020, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $5.3 million and $4.1 million during the nine months ended September 30, 2021 and 2020, respectively. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2021 (as none are required based on our current funding levels). We expect to make additional cash payments of $1.6 million to our SERP participants during the remainder of 2021.

In the third quarter of 2021, we accelerated the recognition of previously deferred pension costs as a result of lump sum payments made for the SERP, which resulted in a $0.9 million charge which was reclassified from accumulated other comprehensive loss into net periodic benefit cost.
NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Quarters Ended:
Balance at June 30, 2021	$(119,065)	$461	$—	$(118,604)
Other comprehensive income before reclassifications	—	(39)	40,293	40,254
Amounts reclassified from AOCL	1,657	—	—	1,657
Total other comprehensive income	1,657	(39)	40,293	41,911
Balance at Sept. 30, 2021	$(117,408)	$422	$40,293	$(76,693)

Balance at June 30, 2020	$(140,076)	$(103)	$—	$(140,179)
Other comprehensive loss before reclassifications	—	(69)	—	(69)
Amounts reclassified from AOCL	1,161	—	—	1,161
Total other comprehensive income	1,161	(69)	—	1,092
Balance at Sept. 30, 2020	$(138,915)	$(172)	$—	$(139,087)

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Nine months ended:
Balance at Dec. 31, 2020	$(120,979)	$(97)	$—	$(121,076)
Other comprehensive income before reclassifications	—	519	40,293	40,812
Amounts reclassified from AOCL	3,571	—	—	3,571
Total other comprehensive income	3,571	519	40,293	44,383
Balance at Sept. 30, 2021	$(117,408)	$422	$40,293	$(76,693)

Balance at Dec. 31, 2019	$(142,398)	$(199)	$—	$(142,597)
Other comprehensive income before reclassifications	—	27	—	27
Amounts reclassified from AOCL	3,483	—	—	3,483
Total other comprehensive income	3,483	27	—	3,510
Balance at Sept. 30, 2020	$(138,915)	$(172)	$—	$(139,087)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs and amortization of actuarial losses and a pension payment timing related charge. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020

Amortization of prior service credit, net	$(120)	$(120)	$(361)	$(360)
Amortization of actuarial loss	1,410	1,671	4,230	5,013
Pension payment timing related charge	946	—	946	—
Total reclassifications, before tax	2,236	1,551	4,815	4,653
Income tax effect	(579)	(390)	(1,244)	(1,170)
Total reclassifications, net of tax	$1,657	$1,161	$3,571	$3,483

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020

Net Income	$128,699	$132,270	$348,385	$238,041
Net (income) loss attributable to the noncontrolling interest	(419)	(51)	(861)	433
Adjustment of redeemable noncontrolling interest to redemption value	116	(229)	(32)	(1,086)
Earnings available to common shareholders	$128,396	$131,990	$347,492	$237,388

Weighted average number of common shares outstanding - basic	221,805	219,579	221,314	218,997
Effect of dilutive securities:
Restricted stock units	749	180	626	163
Performance shares	245	216	231	262
Stock options	—	2	1	1
Weighted average number of common shares outstanding - diluted	222,799	219,977	222,172	219,423

Net income per share - basic	$0.58	$0.60	$1.57	$1.08
Net income per share - diluted	$0.58	$0.60	$1.56	$1.08

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

In the third quarter of 2021, we recognized a $1.9 million gain and in the first quarter of 2021 we recorded a $1.9 million impairment charge, which related to fair value changes for two of our investments. These adjustments were recorded in “Other non-operating items, net” within our Consolidated Statement of Income. The adjustments to the investments were a result of observable price changes in the fair value of our investments (Level 2).

In the third quarter of 2021, we recorded an unrealized gain of $54.4 million due to the increase in the fair value of an available-for-sale debt security issued by MadHive that we hold, which includes features that allow us to convert the investment into equity ownership upon the occurrence of certain events. The fair value of the available-for-sale debt security was determined to be $57.4 million. The valuation utilized a scenario-based valuation approach which relies on option-pricing models. Key inputs in the model include the estimated equity value of the investee; the capitalization structure of the investee; the risk-free rate of return; and assumptions about the timing of a conversion event (Level 3). The unrealized gain has been recorded in "Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet. As we use a probability weighted approach, it is likely that actual events or results will differ from these estimates and assumptions, and accordingly we could record additional unrealized gains or losses, in the future, which may be material. The most significant changes that could impact the value of the available-for-sale debt security include the changes in the estimated equity value of the investee and changes in the assigned probabilities to each potential outcome of our conversion. A 10% increase or decrease in the equity value of the investee (holding all other models assumptions the same) would increase (or decrease) the fair value of the available-for-sale debt security by approximately $5.4 million.

We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.52 billion at September 30, 2021, and $3.79 billion at December 31, 2020.

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

Throughout the repacking project the FCC has been reimbursing us for the costs we have incurred to change channels in the repacking on a lagged basis. During the third quarter of 2021, we received $0.6 million of reimbursements, which were recorded as a contra operating expense within our “Spectrum repacking reimbursements and other, net” line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows. We expect to receive reimbursements for the remaining of our repacking spend upon completion of the FCC’s reimbursement review process.

Related Party Transactions

We have investments in the form of equity and debt in MadHive which is a related party of TEGNA (see Note 3 and Note 8 for additional information). In addition to our investment, we also have a commercial agreement with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the third quarter and first nine months of 2021, we incurred expenses of $19.7 million and $62.1 million, respectively, as a result of the commercial agreement with MadHive. In the third quarter and first nine months of 2020, we incurred expenses of $8.5 million and $32.7 million respectively, as a result of the commercial agreement with MadHive. As of September 30, 2021, and December 31, 2020 we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $7.4 million and $13.5 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative media company that serves the greater good of our communities. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing services. With 64 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We also own leading multicast networks True Crime Network, Twist and Quest. Each television station also has a robust digital presence across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume news content. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital and over-the-top (OTT) platforms, including Premion, our OTT advertising network.

We have one operating and reportable segment. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2020, 2018, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals, and distribution of our local news content.

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

	Two Years Ending September 30,
	2021			2020

Advertising & Marketing Services	44%			47%
Subscription	46%	}	55%	45%	}	52%
Political	9%			7%
Other	1%			1%
Total revenues	100%			100%

COVID-19 Update

During fiscal year 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. The COVID-19 pandemic has brought unprecedented challenges and widespread economic and social change throughout the United States. The U.S. economy continued on a path to recovery during the first nine months of 2021 with millions of Americans receiving COVID-19 vaccines, states/municipalities increasingly reopening and continued growth in employment. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the stimulus bolstering household finances as well as those of small businesses, states and municipalities. Our AMS revenues were most negatively impacted by the pandemic in the second quarter of 2020.

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

As discussed above, our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year election cycles). As such, in addition to one year ago comparisons, our management team and Board of Directors also review current period operating results compared to the same period two years ago (e.g., 2021 vs. 2019). We believe this comparison will also provide useful information to investors and therefore, have supplemented our prior year comparison of consolidated results to also include a comparison against the third quarter and nine months ended September 30, 2019 results (through operating income).

During 2019, we acquired multiple local television stations and multicast networks. Specifically, we acquired certain stations divested by Gray (January 2, 2019), the Justice Network (rebranded as True Crime Network) and Quest multicast networks (June 18, 2019), the Dispatch stations (August 8, 2019) and certain stations divested by Nexstar (September 19, 2019). The Dispatch and Nexstar stations are collectively referred to as the “2019 Acquisitions” in the discussion of the results for the quarter ended September 30, 2021 compared to the same period in 2019. When discussing results for the nine months ended September 30, 2021 compared to the same period in 2019, the “2019 Acquisitions” also include the multicast networks. The 2019 Acquisitions did not contribute to the periods prior to their acquisition in our financial statements which therefore impacts comparisons between 2021 and 2019. The Gray stations do not impact the 2021 to 2019 comparability.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Sept. 30,					Nine months ended Sept. 30,
	2021	2020	Change from 2020	2019	Change from 2019	2021	2020	Change from 2020	2019	Change from 2019

Revenues	$756,487	$738,389	2%	$551,857	37%	$2,216,446	$2,000,205	11%	$1,605,542	38%

Operating expenses:
Cost of revenues	399,751	379,185	5%	306,474	30%	1,191,561	1,103,920	8%	873,078	36%
Business units - Selling, general and administrative expenses	100,425	89,943	12%	78,439	28%	286,700	267,919	7%	223,845	28%
Corporate - General and administrative expenses	11,891	11,263	6%	29,792	(60%)	51,944	61,289	(15%)	60,363	(14%)
Depreciation	16,792	16,086	4%	15,381	9%	48,526	49,697	(2%)	44,831	8%
Amortization of intangible assets	15,774	17,113	(8%)	15,018	5%	47,307	50,577	(6%)	32,530	45%
Spectrum repacking reimbursements and other, net	504	(2,902)	***	(80)	***	(2,394)	(10,533)	(77%)	(11,399)	(79%)
Total operating expenses	$545,137	$510,688	7%	$445,024	22%	$1,623,644	$1,522,869	7%	$1,223,248	33%

Total operating income	$211,350	$227,701	(7%)	$106,833	98%	$592,802	$477,336	24%	$382,294	55%

Non-operating expenses	(45,781)	(53,464)	(14%)	(53,408)	(14%)	(140,947)	(169,596)	(17%)	(127,282)	11%
Provision for income taxes	36,870	41,967	(12%)	5,079	***	103,470	69,699	48%	52,732	96%
Net income	128,699	132,270	(3%)	48,346	***	348,385	238,041	46%	202,280	72%
Net (income) loss attributable to redeemable noncontrolling interest	(419)	(51)	***	—	***	(861)	433	***	—	***
Net income attributable to TEGNA Inc.	$128,280	$132,219	(3%)	$48,346	***	$347,524	$238,474	46%	$202,280	72%

Net income per share - basic	$0.58	$0.60	(3%)	$0.22	***	$1.57	$1.08	45%	$0.93	69%
Net income per share - diluted	$0.58	$0.60	(3%)	$0.22	***	$1.56	$1.08	44%	$0.93	68%

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Sept. 30,					Nine months ended Sept. 30,
	2021	2020	Change from 2020	2019	Change from 2019	2021	2020	Change from 2020	2019	Change from 2019

Subscription	$368,672	$316,677	16%	$240,735	53%	$1,130,490	$972,954	16%	$718,472	57%
Advertising & Marketing Services	364,234	298,605	22%	297,333	23%	1,027,957	822,841	25%	851,304	21%
Political	15,010	116,494	(87)%	8,131	85%	34,019	181,425	(81)%	14,064	***
Other	8,571	6,613	30%	5,658	51%	23,980	22,985	4%	21,702	10%
Total revenues	$756,487	$738,389	2%	$551,857	37%	$2,216,446	$2,000,205	11%	$1,605,542	38%

*** Not meaningful

2021 vs. 2020

Total revenues increased $18.1 million in the third quarter of 2021 and $216.2 million in the first nine months of 2021 compared to the same periods in 2020. The net increases were primarily due to growth in AMS revenue ($65.6 million third quarter, $205.1 million first nine months) reflecting higher demand for television and digital advertising (as fiscal year 2020 was adversely impacted by reduced demand due to the COVID-19 pandemic). Growth in subscription revenue ($52.0 million third quarter, $157.5 million first nine months) primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers, also contributed to our increases in revenues. These increases were partially offset by a decrease in political revenue ($101.5 million third quarter and $147.4 million first nine months), following the 2020 presidential election year.

2021 vs. 2019

Total revenues increased $204.6 million in the third quarter of 2021 and $610.9 million in the first nine months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions contributed total revenues of $74.3 million and $298.0 million in the third quarter and first nine months of 2021, respectively. Excluding the 2019 Acquisitions, total revenues increased $130.3 million and $312.9 million in the third quarter and first nine months of 2021, respectively. The increases were primarily due to a rise in subscription revenues ($85.3 million third quarter, $259.8 million first nine months) primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers. Also contributing to the increase was AMS revenue ($36.5 million third quarter, $31.0 million first nine months), driven in part by Premion and political revenue ($6.1 million third quarter, $17.8 million first nine months).

Cost of Revenues

2021 vs. 2020

Cost of revenues increased $20.6 million in the third quarter of 2021 and $87.6 million in the first nine months of 2021 compared to the same periods in 2020. The increases were primarily due to growth in programming costs ($19.1 million third quarter, $60.6 million first nine months) driven by a rise in rates under existing and newly renegotiated affiliation agreements and growth in subscription revenues (certain programming costs are linked to such revenues). Higher digital expenses of $11.8 million driven by growth in Premion also contributed to the increase in the first nine months.

2021 vs. 2019

Cost of revenues increased $93.3 million in the third quarter of 2021 and $318.5 million in the first nine months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions added cost of revenues of $42.1 million and $159.2 million in the third quarter and first nine months of 2021, respectively. Excluding the 2019 Acquisitions, cost of revenues increased $51.2 million and $159.3 million in the third quarter and first nine months of 2021, respectively. The increases were partially due to rising programming costs ($48.2 million third quarter, $141.3 million first nine months). Higher digital expenses of $5.3 million driven by growth in Premion also contributed to the increase in the first nine months.

Business Units - Selling, General and Administrative Expenses

2021 vs. 2020

Business unit selling, general and administrative expenses (SG&A) increased $10.5 million in the third quarter of 2021 and $18.8 million in the first nine months of 2021 compared to the same periods in 2020. The increases were partially due to higher professional fees ($1.6 million third quarter, $11.0 million first nine months). Also contributing was a rise in marketing costs ($2.2 million third quarter, $5.4 million first nine months). Sales commissions and other selling costs also increased ($8.6 million third quarter, $13.2 million first nine months) driven by growth in AMS revenues. The nine months increase was partially offset by a $7.0 million reduction in bad debt expense attributed to improved collection trends as a result of continued recovery in the U.S. economy.

2021 vs. 2019

Business unit SG&A expenses increased $22.0 million in the third quarter of 2021 and $62.9 million in the first nine months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions added business unit SG&A expenses of $7.5 million and $32.7 million in the third quarter and first nine months of 2021, respectively. Excluding the 2019 Acquisitions, SG&A expenses increased $14.5 million and $30.2 million in the third quarter and first nine months of 2021, respectively. The increases were primarily due to higher sales commissions and other selling costs (approximately $9.3 million third quarter, $15.3 million first nine months) driven by growth in AMS revenues. Also contributing were higher professional fees ($3.3 million third quarter, $11.1 million first nine months). Stock based compensation expense was also higher ($1.1 million third quarter, $2.9 million first nine months) and was driven by our higher stock price. These increases were partially offset by reductions in bad debt expense ($1.0 million third quarter, $3.0 million first nine months).

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

2021 vs. 2020

Corporate general and administrative expenses increased $0.6 million in the third quarter of 2021 and decreased $9.3 million in the first nine months of 2021 compared to the same periods in 2020. The nine months decrease was primarily driven by a $6.5 million decline in advisory fees related to activism defense. Also contributing to the decrease in the first nine months of 2021 was the absence of $4.6 million of M&A due diligence costs. The decrease in the first nine months of 2021 was partially offset by an increase in stock based compensation expense of $2.3 million driven by our higher stock price.

2021 vs. 2019

Corporate general and administrative expenses decreased $17.9 million in the third quarter of 2021 and $8.4 million in the first nine months of 2021 compared to the same periods in 2019. The decreases were primarily due to the absence of acquisition-related costs, ($20.0 million third quarter, $29.1 million first nine months) due to the reduction in acquisition activity in 2021. Partially offsetting the first nine months decrease was an increase of $16.6 million in advisory fees related to activism defense and a $1.6 million increase in stock based compensation expense due to our higher stock price.

Depreciation Expense

2021 vs. 2020

Depreciation expense increased by $0.7 million in the third quarter of 2021 and decreased $1.2 million in the first nine months of 2021 compared to the same periods in 2020. The decrease in the first nine months of 2021 was due to a decline in capital expenditures following the onset of COVID-19, resulting in less depreciation in 2021.

2021 vs. 2019

Depreciation expense increased by $1.4 million in the third quarter of 2021 and $3.7 million in the first nine months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions added depreciation expense of $2.5 million and $8.3 million in the third quarter and first nine months of 2021, respectively. Excluding the impact of the 2019 Acquisitions, depreciation expense decreased $1.1 million and $4.6 million in the third quarter and first nine months of 2021, respectively, primarily due to a decline in capital expenditures following the onset of COVID-19 and certain assets reaching the end of their assumed useful lives.

Amortization Expense

2021 vs. 2020

Amortization expense decreased $1.3 million in the third quarter of 2021 and $3.3 million in the first nine months of 2021 compared to the same periods in 2020. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2021 vs. 2019

Amortization expense increased $0.8 million in the third quarter of 2021 and $14.8 million in the first nine months of 2021 compared to the same periods in 2019. Our 2019 Acquisitions added amortization expense of $3.9 million and $22.9 million in the third quarter and first nine months of 2021, respectively. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $3.1 million and $8.1 million in the third quarter and first nine months of 2021, respectively, due to certain assets reaching the end of their assumed useful lives.

Spectrum Repacking Reimbursements and Other, net

2021 vs. 2020

Spectrum repacking reimbursements and other net losses were $0.5 million in the third quarter of 2021 compared to net gains of $2.9 million in the same period in 2020 and net gains of $2.4 million in the first nine months of 2021 compared to $10.5 million in the same period in 2020. The 2021 activity is related to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking ($0.6 million third quarter, $5.0 million first nine months), offset by a $1.1 million write off of certain assets for both periods and a $1.5 million contract termination fee which impacted the first nine months. The 2020 activity primarily consists of reimbursements received from the FCC for required spectrum repacking ($2.9 million third quarter, $12.7 million first nine months), partially offset by $2.1 million impairment charge due to the retirement of a brand name that impacted the first nine months.

2021 vs. 2019

Spectrum repacking reimbursements and other net losses were $0.5 million in the third quarter of 2021 compared to an immaterial amount in the same period in 2019 and $2.4 million of gains in the first nine months of 2021 compared to $11.4 million of gains in the same period in 2019. The 2021 activity consists of the items discussed above. The 2019 activity reflects gains due to reimbursements received from the FCC ($5.5 million third quarter, $14.0 million first nine months). The first nine months of 2019 also included a gain of $2.9 million as a result of the sale of real estate, partially offset by one-time contract termination and incremental transition costs of $5.5 million related to bringing our national sales organization in-house, which impacted both periods of 2019.

Operating Income

2021 vs. 2020

Our operating income decreased $16.4 million in the third quarter of 2021 and increased $115.5 million in the first nine months of 2021 compared to the same periods in 2020. The decrease in the third quarter was driven by the changes in revenue and expenses discussed above, but primarily a decline in high-margin political revenue. The increase in the first nine months was driven by the changes in revenue and expenses discussed above, most notably the growth of AMS and subscription revenue.

2021 vs. 2019

Our operating income increased $104.5 million in the third quarter of 2021 and $210.5 million in the first nine months of 2021 compared to the same periods in 2019. Results from our 2019 Acquisitions added operating income of $18.3 million in the first quarter of 2021 and $74.8 million in the first nine months of 2021. Excluding the 2019 Acquisitions, operating income increased $86.2 million and $135.7 million in the third quarter and first nine months of 2021, respectively, driven by the changes in revenue and expenses discussed above.

Non-Operating Expenses

Non-operating expenses decreased $7.7 million in the third quarter of 2021 compared to the same period in 2020. This decrease was primarily due to an interest expense decline of $5.4 million driven by lower average outstanding debt partially offset by higher average interest rate. Total average outstanding debt was $3.37 billion for the third quarter of 2021, compared to $4.04 billion in the same period of 2020. The weighted average interest rate on outstanding debt was 5.18% for the third quarter of 2021, compared to 4.89% in the same period of 2020.

In the first nine months of 2021, non-operating expenses decreased $28.6 million compared to the same period in 2020. This decrease was primarily due to interest expense declining $21.2 million driven by lower average outstanding debt partially offset by higher average interest rate. The average debt outstanding was $3.46 billion for the first nine months of 2021, compared to $4.12 billion in the same period of 2020. The weighted average interest rate on outstanding debt was 5.13% for the first nine months of 2021, compared to 4.99% in the same period of 2020. The decrease was also due to the absence of a $13.8 million call premium related to the repayment of our 2023 Senior Notes and expense of $7.9 million of previously deferred financing fees associated with the 2023 and 2020 Senior Notes that were accelerated due to these note’s early repayments. Partially offsetting these decreases was a decline in equity earnings of $14.5 million from our CareerBuilder investment (which sold its employment screening business in 2020 resulting in our share of a gain of $18.6 million).

Income Tax Expense

Income tax expense decreased $5.1 million in the third quarter of 2021 compared to the same period in 2020. Income tax expense increased $33.8 million in the first nine months of 2021 compared to the same period in 2020. The income tax expense fluctuations were primarily due to changes in net income before tax. Our effective income tax rate was 22.3% for the third quarter of 2021, compared to 24.1% for the third quarter of 2020. The tax rate for the third quarter of 2021 is lower than the comparable rate in 2020 primarily due to discrete tax benefits realized related to a previously-disposed business. Our effective income tax rate was 22.9% for the first nine months of 2021, which is comparable to the effective tax rate of 22.6% for the same period in 2020.

Net Income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $128.3 million, or $0.58 per diluted share, in the third quarter of 2021 compared to $132.2 million, or $0.60 per diluted share, during the same period in 2020. For the first nine months of 2021, net income attributable to TEGNA Inc. was $347.5 million, or $1.56 per diluted share, compared to $238.5 million, or $1.08 per diluted share, for the same period in 2020. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the third quarter of 2021 and 2020 were 222.8 million and 220.0 million, respectively. The weighted average number of diluted shares outstanding in the first nine months of 2021 and 2020 was 222.2 million and 219.4 million, respectively.

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

Discussion of Special Charges Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, can vary significantly from period to period:

Quarter and nine months ended September 30, 2021:

•Spectrum repacking reimbursements and other, net consisting of gains due to reimbursements from the FCC for required spectrum repacking, a contract termination fee and the write off of certain fixed assets;
•Advisory fees related to activism defense;
•Other non-operating items consisting of a gain due to an observable price increase in an equity investment; and
•Net deferred tax benefits as a result of state tax planning strategies implemented during the second quarter of 2021 and deferred tax benefits related to partial capital loss valuation allowance release.

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended Sept. 30, 2021	GAAP measure	Spectrum repacking reimbursements and other	Other non-operating items	Special tax items	Non-GAAP measure

Spectrum repacking reimbursements and other, net	$504	$(504)	$—	$—	$—
Operating expenses	545,137	(504)	—	—	544,633
Operating income	211,350	504	—	—	211,854
Other non-operating items, net	2,486	—	(1,941)	—	545
Income before income taxes	165,569	504	(1,941)	—	164,132
Provision for income taxes	36,870	115	(502)	4,347	40,830
Net income attributable to TEGNA Inc.	128,280	389	(1,439)	(4,347)	122,883
Net income per share-diluted	$0.58	$—	$(0.01)	$(0.02)	$0.55

		Special Items
Quarter ended Sept. 30, 2020	GAAP measure	Workforce restructuring expense	Spectrum repacking reimbursements and other	Non-GAAP measure

Cost of revenues	$379,185	$(595)	$—	$378,590
Business units - Selling, general and administrative expenses	89,943	(372)	—	89,571
Corporate - General and administrative expenses	11,263	(54)	—	11,209
Spectrum repacking reimbursements and other, net	(2,902)	—	2,902	—
Operating expenses	510,688	(1,021)	2,902	512,569
Operating income	227,701	1,021	(2,902)	225,820
Income before income taxes	174,237	1,021	(2,902)	172,356
Provision for income taxes	41,967	256	(749)	41,474
Net income attributable to TEGNA Inc.	132,219	765	(2,153)	130,831
Net income per share-diluted	$0.60	$—	$(0.01)	$0.59

		Special Items
Nine months ended Sept. 30, 2021	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Other non-operating items	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$51,944	$(16,611)	$—	$—	$—	$35,333
Spectrum repacking reimbursements and other, net	(2,394)	—	2,394	—	—	—
Operating expenses	1,623,644	(16,611)	2,394	—	—	1,609,427
Operating income	592,802	16,611	(2,394)	—	—	607,019
Equity income (loss) in unconsolidated investments, net	(5,716)	—	—	—	—	(5,716)
Other non-operating items, net	4,340	—	—	(1,941)	—	2,399
Total non-operating expenses	(140,947)	—	—	(1,941)	—	(142,888)
Income before income taxes	451,855	16,611	(2,394)	(1,941)	—	464,131
Provision for income taxes	103,470	4,291	(626)	(502)	7,144	113,777
Net income attributable to TEGNA Inc.	347,524	12,320	(1,768)	(1,439)	(7,144)	349,493
Net income per share-diluted	$1.56	$0.06	$(0.01)	$(0.01)	$(0.03)	$1.57

		Special Items
Nine months ended Sept. 30, 2020	GAAP measure	Workforce restructuring expense	M&A due diligence costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gains on equity method investment	Other non-operating items	Special tax items	Non-GAAP measure

Cost of revenues	$1,103,920	$(595)	$—	$—	$—	$—	$—	$—	$1,103,325
Business units - Selling, general and administrative expenses	267,919	(372)	—	—	—	—	—	—	267,547
Corporate - General and administrative expenses	61,289	(54)	(4,588)	(23,087)	—	—	—	—	33,560
Spectrum repacking reimbursements and other, net	(10,533)	—	—	—	10,533	—	—	—	—
Operating expenses	1,522,869	(1,021)	(4,588)	(23,087)	10,533	—	—	—	1,504,706
Operating income	477,336	1,021	4,588	23,087	(10,533)	—	—	—	495,499
Equity income (loss) in unconsolidated investments, net	8,407	—	—	—	—	(18,585)	—	—	(10,178)
Other non-operating items, net	(17,270)	—	—	—	—	—	21,744	—	4,474
Total non-operating expenses	(169,596)	—	—	—	—	(18,585)	21,744	—	(166,437)
Income before income taxes	307,740	1,021	4,588	23,087	(10,533)	(18,585)	21,744	—	329,062
Provision for income taxes	69,699	256	1,151	5,801	(2,766)	(4,670)	5,463	3,944	78,878
Net income attributable to TEGNA Inc.	238,474	765	3,437	17,286	(7,767)	(13,915)	16,281	(3,944)	250,617
Net income per share-diluted (a)	$1.08	$—	$0.02	$0.08	$(0.04)	$(0.06)	$0.07	$(0.02)	$1.14

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2021	2020	Change	2021	2020	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$128,280	$132,219	(3%)	$347,524	$238,474	46%
Plus (Less): Net income (loss) attributable to redeemable noncontrolling interest	419	51	***	861	(433)	***
Plus: Provision for income taxes	36,870	41,967	(12%)	103,470	69,699	48%
Plus: Interest expense	46,477	51,896	(10%)	139,571	160,733	(13%)
Plus (Less): Equity loss (income) in unconsolidated investments, net	1,790	2,529	(29%)	5,716	(8,407)	***
(Less) Plus: Other non-operating items, net	(2,486)	(961)	***	(4,340)	17,270	***
Operating income (GAAP basis)	211,350	227,701	(7%)	592,802	477,336	24%
Plus: Workforce restructuring expense	—	1,021	***	—	1,021	***
Plus: M&A due diligence and acquisition-related costs	—	—	***	—	4,588	***
Plus: Advisory fees related to activism defense	—	—	***	16,611	23,087	(28%)
Plus (Less): Spectrum repacking reimbursements and other, net	504	(2,902)	***	(2,394)	(10,533)	(77%)
Adjusted operating income (non-GAAP basis)	211,854	225,820	(6%)	607,019	495,499	23%
Plus: Depreciation	16,792	16,086	4%	48,526	49,697	(2%)
Plus: Amortization of intangible assets	15,774	17,113	(8%)	47,307	50,577	(6%)
Adjusted EBITDA (non-GAAP basis)	244,420	259,019	(6%)	702,852	595,773	18%
Corporate - General and administrative expense (non-GAAP basis)	11,891	11,209	6%	35,333	33,560	5%
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$256,311	$270,228	(5%)	$738,185	$629,333	17%

*** Not meaningful

In the third quarter of 2021 Adjusted EBITDA margin was 34% without corporate expense or 32% with corporate expense, compared to third quarter of 2020 Adjusted EBITDA margin of 37% without corporate expense or 35% with corporate expense. For the nine months ended September 30, 2021, Adjusted EBITDA margin was 33% without corporate expense or 32% with corporate expense, compared to nine months ended September 30, 2020 Adjusted EBITDA of 31% without corporate expense or 30% with corporate expense. These margin decreases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably the decline in high margin political revenue.

Free Cash Flow Reconciliation

Our free cash flow, a non-GAAP performance measure, was $1.24 billion for the two-year period ended September 30, 2021.

Reconciliation from “Net income” to “Free cash flow” follow (in thousands):

Two-year period ended Sept. 30, 2021

Net income attributable to TEGNA Inc. (GAAP basis)	$914,257
Plus: Provision for income taxes	294,453
Plus: Interest expense	410,169
Plus: M&A due diligence and acquisition-related costs	6,252
Plus: Depreciation	131,100
Plus: Amortization	132,571
Plus: Stock-based compensation	49,702
Plus: Company stock 401(k) contribution	33,116
Plus: Syndicated programming amortization	141,983
Plus: Workforce restructuring expense	5,933
Plus: Advisory fees related to activism defense	45,778
Plus: Cash dividend from equity investments for return on capital	9,235
Plus: Cash reimbursements from spectrum repacking	21,209
Plus: Other non-operating items, net	24,691
Plus: Net income attributable to redeemable noncontrolling interest	846
Plus: Reimbursement from Company-owned life insurance policies	530
Less: Income tax payments, net of refunds	(242,077)
Less: Equity income in unconsolidated investments, net	(3,908)
Less: Spectrum repacking reimbursements and other, net	(6,285)
Less: Syndicated programming payments	(147,411)
Less: Pension contributions	(25,230)
Less: Interest payments	(434,763)
Less: Purchases of property and equipment	(122,042)
Free cash flow (non-GAAP basis)	$1,240,109

Revenue	$5,848,181
Free cash flow as a % of Revenue	21.2%

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

The COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. The full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain and continues to evolve. However, during the first nine months of 2021, the U.S. economy continued on a path towards recovery with millions of Americans receiving COVID-19 vaccines, states and municipalities increasingly reopening and continued growth in employment, although the Delta variant of the virus continues to cause concern. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with stimulus bolstering household finances as well as those of small businesses, states and municipalities.

The improving conditions around the pandemic, coupled with strategic actions we’ve taken with our 2020 and 2019 debt refinancings and reduction of discretionary spending, have helped strengthen our financial position. On March 29, 2021, we announced that our Board of Directors approved a dividend increase of ten cents per share on an annual basis, to $0.38 per common share (approximately 2.0% dividend yield as of June 30, 2021), which represents an approximately 36% increase above the prior dividend. On September 9, 2021, we announced that our $300 million share repurchase program is expected to be completed by year-end 2022, one year earlier than planned, given that we have now achieved our planned debt reduction targets. These two capital allocation programs demonstrate the Board’s and management’s confidence in our business and continued focus on making prudent, disciplined decisions intended to drive near and long-term shareholder value. Our capital allocation decisions focus on optimizing investments in organic and inorganic growth opportunities, paying down debt, issuing dividends, and repurchasing shares.

As of September 30, 2021, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement, was 3.35x, well below the permitted leverage ratio of less than 5.5x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

As of September 30, 2021, our total debt was $3.34 billion, cash and cash equivalents totaled $51.2 million, and we had unused borrowing capacity of $1.35 billion under our revolving credit facility. Approximately $3.23 billion, or 96%, of our debt has a fixed interest rate.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2020 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our debt service obligations, capital expenditure requirements, discretionary share repurchases, and working capital needs for the next twelve months.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2021	2020

Balance of cash and cash equivalents beginning of the period	$40,968	$29,404

Operating activities:
Net income	348,385	238,041
Depreciation, amortization and other non-cash adjustments	138,261	117,468
Pension contributions, net of income	(14,821)	(8,144)
(Increase) decrease in trade receivables	(49,687)	73,838
(Decrease) increase in interest and taxes payable	(76,372)	13,793
Other, net	(3,162)	80,755
Cash flow from operating activities	342,604	515,751

Investing activities:
Payments for acquisitions of businesses and other assets, net of cash acquired	(13,335)	(15,841)
All other investing activities	(32,021)	(8,571)
Cash flow used for investing activities	(45,356)	(24,412)

Cash flow used for financing activities	(287,002)	(356,157)
Increase in cash and cash equivalents	10,246	135,182
Balance of cash and cash equivalents end of the period	$51,214	$164,586

Operating Activities - Cash flow from operating activities was $342.6 million for the nine months ended September 30, 2021, compared to $515.8 million for the same period in 2020. Driving the decrease in operating cash flow was a decline of $147.4 million in political revenue (which is paid upfront and provides immediate benefit to operating cash flow). In addition, we had an increase in tax payments of $106.7 million in the nine months ended September 30, 2021 compared to the same period in 2020. This was driven by the adverse impact of COVID-19 on our 2020 financial results, particularly during the first six months of 2020. The subsequent recovery in demand for advertising thereafter resulted in an increase in our taxable income, and led to the increase in tax payments in the first nine months of 2021. Partially offsetting the decline in operating cash flow resulting from lower political revenues and higher tax payments, were increases in operating cash flows during the nine months ended September 30, 2021, associated with higher AMS and subscription revenues.

Investing Activities - Cash flow used for investing activities was $45.4 million for the nine months ended September 30, 2021, compared to $24.4 million for the same period in 2020. The increase was partially due to a $8.8 million increase in the purchase of property and equipment. Also contributing to the increase was a $7.6 million decline in spectrum repack reimbursements in 2021.

Financing Activities - Cash flow used for financing activities was $287.0 million for the nine months ended September 30, 2021, compared to $356.2 million for the same period in 2020. The change was primarily due to debt activity in 2020. Specifically, in January 2020 we issued $1.0 billion of unsecured notes, the proceeds of which were used to early redeem $650.0 million of unsecured notes due in October 2023 and $310.0 million due in July 2020. Additionally, in September 2020 we issued $550 million of senior unsecured notes. We incurred fees of $36.9 million related to these debt issuances, and an amendment of the revolving credit facility. We also had net repayments of $219.0 million on our revolving credit facility early in the first nine months of 2021 as compared to net repayments of $728.0 million in the first nine months of 2020.

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

As of September 30, 2021, approximately $3.23 billion of our debt has a fixed interest rate (which represents approximately 96% of our total principal debt obligation). Our remaining debt obligation of $136 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $0.7 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.52 billion as of September 30, 2021 and $3.79 billion as of December 31, 2020.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2021, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to the condensed consolidated financial statements for information regarding our legal proceedings.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2020 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. The information below represents an update to the cybersecurity risk factor disclosed in our 2020 Form 10-K. We do not believe that there have been any other material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. As such, we are exposed to various cybersecurity threats, including but not limited to, threats to our information technology infrastructure, and unauthorized attempts to gain access to our confidential information, including third parties which receive our confidential information for business purposes. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks, and other methods. We take measures to minimize the risk of a cyber-attack including utilization of multi-factor authentication, deployment of firewalls, virtual private networks for mobile connections, elevated access controls, standardized vendor access, active patching monitoring / logging, and conducting regular training of our employees related to protecting sensitive information and recognizing “phishing” attacks. These measures, however, may not be sufficient in preventing or timely detecting breaches or cyber-attacks due to the evolving nature and ever-increasing abilities of cyber-attacks. Depending on the severity of the breach or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. In addition, cybersecurity breaches could subject us to civil liability to customers and other third parties as well as fines and penalties imposed by governmental or regulatory authorities which could be substantial. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from breaches of our systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. On September 9, 2021 we announced our repurchase program is expected to be completed by year-end 2022, one year earlier than planned. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. In the third quarter and nine months ended September 30, 2021, no shares were repurchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As stated in our press release on September 21, 2021 we have received, and the Board has been actively considering, acquisition proposals. We are carefully evaluating these proposals against our standalone prospects.

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

Date: November 4, 2021	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)