Form 10-K
period 2021-12-31
TEGNA INC
filed 2022-03-01
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2021, was $4,119,610,543. The registrant has no non-voting common equity. As of February 18, 2022, 221,543,635 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information pertaining to Part III of this Form 10-K is incorporated by reference to our 2022 definitive proxy statement or, if not filed within 120 days of December 31, 2021, as an amended report on Form 10-K/A filed in the same time period.

INDEX TO TEGNA INC.
Dec. 31, 2021 FORM 10-K

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

Merger Agreement

On February 22, 2022, TEGNA Inc. entered into an Agreement and Plan of Merger (the Merger Agreement) with Teton Parent Corp., a newly formed Delaware corporation (Parent), Teton Merger Corp., a newly formed Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General L.P., a Delaware limited partnership (Standard General) and CMG Media Corporation, a Delaware corporation (CMG) and certain of its subsidiaries. Parent, Merger Sub, the other subsidiaries of Parent, those affiliates of Standard General, CMG and those subsidiaries of CMG, are collectively, referred to as the “Parent Restructuring Entities.” The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the Merger), with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. See Part I, Item 1A, “Risk Factors” and Note 12— Subsequent Event of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

For additional information related to the Merger Agreement, please refer to the full text of the Merger Agreement, a copy of which was filed on February 22, 2022 as Exhibit 2.1 to our Current Report on Form 8-K.

COVID-19 Pandemic

Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. The COVID-19 pandemic has brought unprecedented challenges including widespread economic and social change throughout the United States. At the same time, the past two years have demonstrated the strength and resiliency of our business and core strategy, and illustrated the meaningful role we play in keeping our local communities safe and informed. Throughout the pandemic TEGNA stations’ local news broadcasts have been a trusted and critical source of information for our communities. TEGNA stations reported essential information about the pandemic and its local impact, using experts to explain medical and scientific data to our audiences, in addition to providing the latest information about how to stay safe including local distribution plans for COVID-19 vaccines. TEGNA stations also were a trusted resource in helping viewers deal with the impacts of the pandemic, providing information on relief efforts and how to apply for government programs.

The impact of COVID-19 and the extent of its adverse impact on our financial and operating results will be dictated by the degree to which the pandemic continues to affect our advertising customers. This will depend on future pandemic-related developments including the severity of COVID-19 variants, disruptions to our customers’ supply chains and impacts to their advertising and marketing purchasing patterns; the effectiveness, distribution and acceptance of COVID-19 vaccines and booster shots, consumer confidence, and U.S. government actions to prevent and manage the virus spread, all of which are uncertain and cannot be predicted.

Our Operating Structure

We have one operating and reportable segment, which generated revenues of $3.0 billion in 2021. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2022, 2020, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals and distribution of our local news content.

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

As illustrated in the table below, our business continues to evolve toward growing recurring and highly profitable revenue streams, driven by the increasing concentration of our combined political and subscription revenue streams. As a result of the growing importance of even-year political advertising on our results, management increasingly looks at revenue trends over two-year periods. High-margin subscription and political revenues account for approximately half of our total two-year revenue, and are expected to continue to do so on future rolling two-year cycles.

	Combined Two Year Period
	2020 - 2021			2019 - 2020
Advertising & Marketing Services	44%			46%
Subscription	46%	}	55%	44%	}	53%
Political	9%			9%
Other	1%			1%
Total revenues	100%			100%

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

Our scale and strength in local content have contributed to our ability to grow our subscription revenue beyond traditional multichannel video programming distributors (MVPDs) into the growing OTT (i.e., streaming) space. Distributing our content via OTT platforms allows us to reach viewers who consume content online rather than (or in addition to) via traditional television platforms, enabling us to expand our subscription revenues and deliver advertising products to a broader viewing audience.

We have OTT distribution contracts with major network partners and streaming services such as Hulu, YouTube TV and DIRECTV Stream, permitting them to carry our stations’ content. Our distribution agreements with these partners and streaming services contain financial terms similar to those in our more traditional distribution agreements with cable and satellite operators.

Affiliation agreements. We are the largest independent owner of NBC affiliated stations and third largest independent owner of CBS affiliated stations (based on TV homes reached as reported by Nielsen, September 25, 2021). During 2020, we successfully executed multi-year renewal of our affiliation agreement with NBC (extended to early 2024). In 2019, we executed multi-year renewals with CBS (extended through late 2022), ABC (extended through 2023), and Fox (extended through mid 2022).

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

Local News. We are recognized for our journalistic excellence, innovation in reinventing local journalism in the digital age and for reporting that addresses racial injustice and/or inequality. In 2021, seven TEGNA stations won 10 National Edward R. Murrow Awards for excellence in broadcast journalism from the Radio Television Digital News Association. More than one-third of TEGNA’s 64 television stations were among recipients of 86 Regional Edward R. Murrow Awards, the most given to any local broadcast TV group. The regional award winners included four stations that received the highest honor for overall excellence. Seven stations won for excellence in innovation for advances that enhance the audience’s news understanding, and six received the newest honor for “outstanding advocacy journalism tackling the topic of diversity, racial injustice and/or inequality.”

Innovative content offerings to our consumers. Our trusted, local content is the driver of our success across all distribution channels. Our scale has allowed us to invest in comprehensive content and digital innovation initiatives. Our focus on data-driven editorial processes, new storytelling formats, and unique visual presentations across all our platforms are helping us to advance our goal of making our content the consumers’ first choice, regardless of platform.

We produce the daily live, multi-platform syndicated news and entertainment program “Daily Blast LIVE” (or DBL) out of KUSA in Denver. Now in its fifth year, “Daily Blast LIVE” is carried in all TEGNA markets and in select non-TEGNA markets, together covering 48% of U.S. markets. “Daily Blast LIVE” is a true multi-platform play, broadcast across linear TV, digital and social media. The program broadcasts live 5 days a week, 50 weeks per year, and streams 4.5 hours of trending news each day on YouTube, Twitter, Twitch, DailyBlastLive.com, the DBL app and TEGNA’s stations apps on Roku and Fire TV.

We own and operate entertainment brands True Crime Network, Quest and Twist, which capitalize on the rapidly growing over-the-air (OTA) and OTT television platforms. In addition to 24/7 linear broadcasts on hundreds of broadcast stations nationwide, the True Crime Network and Quest streaming apps are available on Roku, Amazon Fire TV and Apple TV, as well as via mobile and tablet on iOS and Android devices, Chromecast, and on the web. Each streaming service offers hundreds of free, ad-supported, on-demand episodes of high-quality shows and generate millions of ad impressions per month, sold in part in partnership with our Premion business. We also operate VAULT Studios, which develops high-quality podcast and original television programs developed from our stations’ vast library of true crime and investigative content.

Engagement across all platforms. Through websites, mobile and OTT apps we extend our local brands reaching more than 90 million visitors per month. As the consumption of content on digital platforms increases, we have continued to make investments in developing new ways of connecting with local audiences and enhancing our digital capabilities. In 2021, this included initiatives focused on expanding our digital footprint across TEGNA-owned and third-party digital and OTT platforms; the continued development of new consumer products that enhance the viewer experience or generate revenue; and expanding our coverage of local sports through the acquisition of Locked On Podcast Network.

•Expanded digital footprint: In May, TEGNA expanded its fact-checking brand VERIFY to include a dedicated website at verifythis.com, social media channels and a daily email newsletter. All TEGNA station websites also now feature a prominent VERIFY section, and in 2021 TEGNA saw nearly 5 million visitors per month to VERIFY content across our owned and operated digital properties. Additionally, VERIFY-branded accounts now have more than 200,000 followers across social platforms and email.

•Developing and enhancing consumer products: In 2021, we rolled out OTT apps for Roku and Fire TV across all of our television stations, which offer streaming viewers free, ad-supported access to live news and the most recent news broadcasts, breaking news and weather forecasts, in addition to VERIFY fact-checking reports and our live entertainment program, Daily Blast LIVE. We also began distributing our streaming content through numerous third-party partners, including Amazon’s News App and Tubi. In addition to serving consumers on a fast-growing platform, we are also able to create incremental advertising inventory that can be monetized by Premion.

•Expanding our coverage of local sports: With our acquisition of Locked On Podcast Network, we feature daily podcasts for every team across the NFL, NBA, MLB and NHL, along with dozens of college teams. Locked On hosts are now routinely featured as guests in our newscasts, and more than 100 Locked On shows are now offered as video on our streaming apps and through YouTube. In 2021, Locked On had more than 115 million podcast downloads and video views, an increase of 48% vs 2020.

In late 2016, we launched Premion, the industry’s first local advertising solution for OTT streaming and connected TV (CTV) platforms. We provide local, regional and national brands with an effective, turnkey solution to run brand-safe and fraud-free streaming CTV advertising campaigns in all of 210 Designated Market Areas (DMAs) in the United States. With premium inventory from 125+ branded networks, advanced targeting, and outcomes-based measurement, Premion is a highly desirable and effective way for advertisers to reach a highly engaged streaming audience, and has enabled us to expand our revenue base and reach new markets. We have built our business on local as our competitive advantage: our large, local salesforce is leveraging relationships with local and regional advertisers to sell Premion inventory to deliver scale and measurable outcomes at the local level. In 2021, we expanded our measurement capabilities to deliver advanced vertical specific attribution for multiple industries, including verified car sales for automotive advertisers and destination intelligence for travel advertisers. Premion stayed on the forefront of innovation and won four industry awards in 2021: the Tech Leadership Award for Best OTT and Streaming Technology, and the Cynopsis Model D Awards for Best Audience-Based Buying Platform, Outstanding Brand Safety Strategy and Best Direct to Consumer Campaign. Premion continues to deliver strong revenue which was up 40% in 2021 compared to 2020.

In 2020, we sold a minority ownership interest in Premion for $14.0 million to an affiliate of Gray Television (Gray). In connection with that transaction, Premion and Gray entered into a commercial arrangement under which Gray resells Premion services across all of Gray’s 113 television markets. Our TEGNA stations and Gray each have the right to independently sell Premion’s inventory in markets where we both operate a local television station. With this additional sales channel, our combined TEGNA, Gray and Premion direct sales force reaches OTT viewers in more than 78% of the U.S. households.

Advertising initiatives. We have further diversified our revenue base by investing in new business models that leverage our strong assets and scale.

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

•Performance Marketing. We are a leading provider of digital marketing services for advertisers. We offer cross-platform, closed-loop measurement across linear television and OTT to enable local advertisers to better understand the value and effectiveness of their local TV and OTT ad campaigns. These capabilities help advertisers measure outcomes and understand the excellent return on investment that local linear and OTT advertising provides.

•Dynamic Ad Insertion. During 2021, we made significant investments to build out our Dynamic Ad Insertion capabilities. Dynamic Ad Insertion enables our stations to better monetize linear television content that is distributed across various digital platforms, such as Roku, FireTV, Tubi, News On and other OTT platforms, as well as our mobile apps and websites. It provides us with data driven targeted advertising that is incremental to the traditional linear advertising.

•NextGen TV (ATSC 3.0). In 2017, the FCC began the process of issuing rules that would permit television stations to broadcast in the new ATSC 3.0 broadcast transmissions standard, which will allow broadcasters to enhance their existing transmission services with a new standardized system that will allow us to compete directly with Internet protocols. This new standard will allow us to support higher 4K high dynamic range resolution, higher frame rate, mobile, second screen experiences, 3D audio, virtual reality, advanced advertising and other exciting enhancements to the viewing experience. The technology enables encryption and content protection that will allow broadcasters for the first time to protect their signal and to employ paywalls on certain content streams, subject to the requirement to continue broadcasting at least one stream of free over-the-air video programming. Over the past two years we have entered into channel sharing agreements with other local broadcasters in market to facilitate transition to ATSC 3.0. As of December 31, 2021, we have 17 stations that are broadcasting their primary channels in ATSC 3.0.

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

With the rise of 5G and unlimited data plans, every screen or mobile phone is now capable of displaying video programming of the sort previously reserved to television. These video consumption patterns in the past were associated almost exclusively with younger consumers but have evolved over time to include older consumers. With the onset of ubiquitous high-speed Internet service has come an explosion of platforms and applications with video advertising capabilities that consumers have adopted. These include large players like YouTube and Facebook, and a long tail of mobile applications and services that consumers value with more being added every week.

Our company strives to capture as large a viewing audience as possible, as the number of viewers who watch our content in each DMA has a direct impact on our ability to maximize our major revenue streams: subscription revenue, advertising marketing services revenue and political revenue.

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

With respect to subscription revenue, we compete to capture a share of the total amount MVPDs are willing to pay for the rights to distribute linear TV content to their subscribers. The larger our audience share, the more appealing our programming is to the MVPDs and the more they will be willing to pay for the right to distribute it. We compete for this revenue against other broadcast stations and cable networks. In addition, we compete for audience share from broadcast stations and cable networks as well as companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices (such as Amazon Prime, Apple TV+, Disney+, HBO Max, Hulu, Netflix, and others),

The advertising industry is dynamic and rapidly evolving. Through their websites, our stations compete in the local electronic media space, which includes the internet or internet-enabled devices, handheld wireless devices such as mobile phones and tablets, social media platforms, digital spectrum opportunities and video streaming services. In this space, we compete for audience and advertising revenue against other local media companies, Internet advertising giants such as Google and Facebook, as well as the fragmented landscape of digital ad agencies. The technology that enables consumers to receive news and information continues to evolve as does our digital strategy.

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

Various parties, including cable operators and other advocates for more stringent broadcast ownership restrictions, opposed the changes adopted in the FCC’s November 2017 order and challenged the order in court. The U.S. Court of Appeals for the Third Circuit vacated and remanded the FCC’s November 2017 order effective as of November 29, 2019, thus reverting as of that date the FCC’s broadcast ownership rules to those in effect immediately prior to the November 2017 order. The U.S. Supreme Court on April 1, 2021, reversed the Third Circuit’s decision; as a result, the changes adopted in the November 2017 order were reinstated and currently are in effect. The FCC’s most recent periodic review of the local broadcast ownership rules, initiated in 2018, is ongoing.

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

National Broadcast Ownership Restrictions. The Communications Act includes a national ownership cap for broadcast television stations that prohibits any one person or entity from having, in the aggregate, market reach of more than 39% of all U.S. television households. FCC regulations permit stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount). In December 2017, the FCC issued a Notice of Proposed Rulemaking seeking comments on whether it can or should modify or eliminate the national ownership cap and/or the UHF discount. Our 64 television stations reach approximately 29.9% of U.S. television households when the UHF discount is applied and approximately 39.3% without the UHF discount.

Retransmission Consent. As permitted by the Communications Act and FCC rules, we require cable and satellite operators to negotiate retransmission consent agreements to retransmit our television stations’ signals. Under the applicable statutory provisions and FCC rules, such negotiations must be conducted in “good faith.” FCC rules also provide stations with certain protections against cable and satellite operators importing duplicating network or syndicated programming broadcast by distant stations. Pay-TV interests and other parties continue to advocate for the FCC to alter or eliminate various aspects of the rules governing retransmission consent negotiations and stations’ exclusivity rights. In addition, some pay-TV operators invested in or otherwise coordinated with an online service called Locast, which asserted that it could lawfully retransmit broadcast television signals over the Internet within the applicable stations’ Nielsen DMAs - without the originating stations’ consent - under a federal Copyright Act provision that permits nonprofit organizations to retransmit broadcast television signals under certain limited circumstances. A lawsuit filed on July 31, 2019 by the Big Four television networks, among others, alleged that Locast’s service does not qualify for the claimed exemption and therefore constitutes copyright infringement. On August 31, 2021, the U.S. District Court for the Southern District of New York ruled in favor of the plaintiffs, and subsequently issued a permanent injunction against Locast’s operation. Locast since has permanently shut down as part of a settlement with the plaintiffs. If in the future changes to the retransmission consent and/or exclusivity rules were adopted, and/or if services such as Locast were determined to be lawful, such developments could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations, which could possibly adversely impact our revenue from retransmission and advertising.

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

NextGen TV (ATSC 3.0). In November 2017, the FCC adopted an order authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard makes possible a variety of benefits for both broadcasters and viewers, including better sound and picture quality, hyper-localized programming including news and weather, enhanced emergency alerts, improved mobile reception, the use of targeted advertising, and more efficient use of spectrum, potentially allowing for more multicast streams to be aired on the same 6 megahertz channel. However, ATSC 3.0 is not backwards compatible with existing television equipment. To ensure continued service to all viewers, the FCC’s order authorizing ATSC 3.0 operations requires full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard (known as ATSC 1.0) until the FCC phases out the requirement in a future order. The content of this simulcast signal must be substantially similar to the programming aired on the ATSC 3.0 channel for a period of at least five years. Transitioning a station to ATSC 3.0 is voluntary under current FCC rules and may require significant expenditures. As of December 31, 2021, we are broadcasting the primary channels of KGW (Portland, OR), WTSP (Tampa, FL), KUSA (Denver, CO), KING (Seattle, WA), KONG (Everett, WA), WGRZ (Buffalo, NY), KXTV (Sacramento, CA), KPNX (Mesa, AZ), WCNC (Charlotte, NC), KTHV (Little Rock, AR), WXIA (Atlanta, GA), KSDK (St. Louis, MO), WTHR (Indianapolis, IN), WTIC (Hartford, CT), WCCT (Waterbury, CT), KHOU (Houston, TX) and WUSA (Washington, DC) in both ATSC 1.0 and ATSC 3.0 formats. In each case, in accordance with FCC rules, we have entered into channel sharing agreements with other local broadcasters in the market to facilitate this transition by hosting the applicable primary channel in either ATSC 1.0 or 3.0 format. We expect to continue rolling out the new standard in coordination with other broadcasters, taking into account relevant market dynamics and our overall capital planning. To the extent we roll ATSC 3.0 service out to our stations, there can be no guarantee that such service would earn sufficient additional revenues to offset the related expenditures.

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

Our Human Capital

Our people play an important role in our success in today’s rapidly evolving media landscape. Our key human capital management objectives are to attract, retain and develop the highest caliber talent in our industry. Our human resources programs are designed to support these objectives by offering competitive pay, industry-leading benefits and development and growth opportunities. We strive to foster diversity, inclusion and innovation in our culture through our human resources, diversity and journalism programs and policies. As of December 31, 2021, we employed approximately 6,200 full-time and part-time people (including 108 corporate headquarters employees), all of whom were located in the United States.

Diversity, Equity and Inclusion – To strengthen accountability in diversity in the governance of the Company, in 2020 the Board adopted specific areas of oversight for each Board committee regarding how TEGNA approaches diversity:

•The Leadership Development & Compensation Committee is responsible for monitoring the Company’s performance in diversity, inclusion and equal employment opportunity, supporting our commitment to these principles and the continuation of our efforts to gain and maintain diversity among our employees and management.

•The Nominating & Governance Committee is responsible for overseeing the racial, ethnic and gender diversity of the Board.

•The Public Policy and Regulatory Committee reviews with management the Company’s approach to, and initiatives and support for, promoting racial and ethnic diversity in our news and other content, through inclusive journalism and racial and ethnic diversity in our editorial decision-making and leadership.

•The Audit Committee is responsible for monitoring the Company’s finance and asset management-related diversity and inclusion efforts, including our investment and purchasing involving minority-owned businesses.

Our commitment to building a more diverse, equitable and inclusive culture, continued in 2021 to progress ahead of schedule in achieving our publicly stated and quantifiable five-year Diversity, Equity and Inclusion (DE&I) goals. With the support of our Board of Directors, corporate management team and station management and input from our Diversity & Inclusion (D&I) Working Group of employees, we are on a path to reaching our objective of being as diverse as the various communities we serve.

While we have more work to do, we are proud of our diverse workforce and inclusive culture and our aim to increase representation of Black, Indigenous and People of Color (BIPOC) by meeting these 2025 objectives.

2025 Diversity and Inclusions Goals and 2021 Progress

Content Teams: Increase the diversity of our content teams (news, digital and marketing employees) to reflect the aggregate BIPOC* diversity of the communities we serve, which is ~36%.	Content Leadership: Increase BIPOC representation in content leadership roles by 50%.	Company Leadership: Increase BIPOC representation across all management roles within the organization by 50%.

* BIPOC = Black, Indigenous, and People of Color

	CONTENT TEAMS	CONTENT LEADERSHIP	COMPANY LEADERSHIP	ALL EMPLOYEES
2025 BIPOC Goals	Reflect markets at ~36%	Increase by 50%	Increase by 50%
	On track	On track	On track
2021 BIPOC Progress	1/1/21 - 27% 12/31/21 - 30% ↑ 11% Increase	1/1/21 - 17% 12/31/21 - 20% ↑ 18% Increase	1/1/21 - 16% 12/31/21 - 18% ↑ 13% Increase	1/1/21 - 25% 12/31/21 - 27% ↑ 8% Increase

2021 Female Representation	1/1/21 - 46% 12/31/21 - 46%	1/1/21 - 45% 12/31/21 - 44%	1/1/21 - 41% 12/31/21 - 42%	1/1/21 - 47% 12/31/21 - 47%

	ASIAN	BLACK OR AFRICAN- AMERICAN	HISPANIC OR LATINO	WHITE	OTHER	N/A*
All Employees	3.0%	12.0%	9.9%	70.0%	2.3%	2.8%

				* N/A - not available or not disclosed

To support our DE&I goals, we are actively seeking diverse talent through recruiting, investing in a multiyear Inclusive Journalism program, requiring unconscious and implicit bias training of all employees, gathering regular input from our 17-member D&I Working Group led by Chief Diversity Officer Grady Tripp, and championing LGBTQ equality. We are proud that in 2021 the Human Rights Campaign named TEGNA a best place to work for LGBTQ equality for the fifth consecutive year.

Here are the five pillars that support achieving our DE&I goals and notable progress we have made in 2021:

1.Talent Pipeline and Bench Strength: Increase partnerships with diverse professional organizations, historically black colleges and universities (HBCUs), Hispanic-serving institutions, and universities. Continue building on our existing internship, Producer-in-Residence, and other programs.

•Progress: In addition to our ongoing engagement and support of longstanding partners, we enhanced our relationships with such professional organizations as the T. Howard Foundation and Asian American Journalist Association. We expanded our connections with HBCUs at both the local station and the company-wide recruiting level. These relationships and a renewed focus across our company led to women and people of color comprising a majority of our participants in both our company internship program and Producer-in-Residence programs. Internally, our content leaders and talent development team enhanced our News Leadership Forum program that is tailored to emerging content leaders, of which more than half were employees of color and over two-thirds women.

2. Leadership Compensation Tied to Diversity and Inclusion Goals: Enhance our diversity and inclusion goals for key leaders in the organization.

•Progress: We delivered on our commitment to ensure that D&I goals are embedded meaningfully into both our annual performance management and our bonus processes for 2021. We also finalized our 2022 measures for key leaders.

3. Multi-Year Inclusive Journalism Program: Development and launch of customized, multi-year inclusive journalism program with expert external partners.

•Progress: Partnering with the Poynter Institute on our Inclusive Journalism program, we delivered training on unconscious bias, inclusive reporting, and leadership coaching to all 49 of our newsrooms. This training led to development of local action plans by our stations to increase our focus on accurately reflecting the entirety of the communities we serve. We also partnered with Horowitz Research to conduct an external audit of our digital, broadcast, and marketing content across all of our stations. We are fostering new ways for our newsrooms to engage and represent communities better. These include creation of Race and Culture positions and units, community days so journalists can develop relationships with underrepresented communities, external/community DE&I committees, and an employee-initiated recruiting video centered on inclusive culture.

4. Leverage Insights from Employee Feedback: Implement employee input to improve our action planning and accountability.

•Progress: Our company-wide D&I Working Group continues to provide valuable insights and contributions to our diversity and inclusion actions. The group’s focus has expanded to elevate issues, ideas, and opportunities across identities. Also, our local D&I teams at the station level continue to partner with local leaders to apply ideas that enhance inclusion at our stations. Input from these groups led to several actions, including development of an inclusive leadership interview matrix as well as establishment of local diverse interview panels, local mentoring networks, and inclusive hiring training for managers, among others.

5. Employee Training: Provide employees with ongoing resources and platforms to increase learning and discussion on D&I topics to support a culture of belonging.

•Progress: In 2021, we launched a company-wide DE&I Discovery Series that covered a different DE&I learning topic each month and sparked broad participation by station groups, with discussions often led by station leaders and local D&I groups. We also launched a partnership with the National Center for Civil and Human Rights to engage in a training series on implicit bias, microaggressions, and other DE&I topics for leaders and employees that we plan to train all employees on by mid-2022.

Serving Our People – In 2021, TEGNA was named among the Achievers 50 Most Engaged Workplaces, an annual award that recognizes top employers displaying leadership and innovation in engaging their workplaces.

TEGNA provides a range of training and development programs that center on content leadership training, leadership development, manager training, and inside-out sales training.

•Manager Training: We invest in the continual learning and development of our managers because our leaders’ effectiveness is critical to our long-term success. Our Manager Training Program is based on TEGNA’s critical leadership skills and provides managers a targeted and progressive curriculum. The curriculum delivers content for all levels of managers depending on their experience. This program begins by providing content on foundational policies and procedures, moves to content on how to lead effectively, and then concludes with content on how managers can foster a high-performing team. In 2021, we took the first steps by training all people leaders across the company on the critical leadership skills we’ve identified. These skills include intentional decision making; adaptive strategic thinker; change leader; talent developer; and results leader.

•Leadership Development: We also reimagined the curriculum and set expectations for outcomes for our Leadership Development Programs, including our Executive Leadership Program that develops current and future general manager and vice president talent, and our Leadership in Action Program that helps develop current and future director-level talent.

•News Leadership Forum: Eager to build a diverse talent pool of next-generation news leaders, in January we launched a unique eight-month-long News Leadership Forum training program of high-performing news managers. Approximately 50% of the initial 33 participants had been promoted by year-end. A larger group is expected to complete the program in May 2022.

•Producer-in-Residence Program: Launched in 2018, the Producer-in-Residence (PIR) program has grown to one of the largest entry-level producer development programs in the industry. We  search for PIR participants at major journalism schools as well as regional universities and colleges, including several historically Black institutions. The program includes a producer boot camp followed by two years of training at one of our local stations. The program has attained an approximately 80% promotion rate to a regular producer role after that period.

•Inside Out Sales Training: Within our Inside Out training, besides preparing new sellers, we provide a Managers Master Class that develops leaders of our Inside Out sales process in coaching and recruiting to foster diversity of ideas and talent. We also began an online Manager Talent Assessment and Sales Assessment resource for the sales organization that in the hiring process enables managers to be more inclusive when recruiting. We also enhanced and added more on-demand and go-to-market training resources to help sellers succeed.

In 2021, we also designed, developed, and executed two performance management training courses on giving and receiving feedback and developing S.M.A.R.T. (specific, measurable, attainable, relevant, and time-based) performance goals that were implemented during the 2021 Performance Management process at year-end. Further, we hired a learning and development business partner to help with development and application of our Manager and Leadership Development programs into 2022 and beyond.

Championing LGBTQ Equality - For the fifth consecutive year, TEGNA was named a Best Place to Work for LGBTQ Equality by the Human Rights Campaign’s Corporate Equality Index. The 2021 Corporate Equality Index evaluated LGBTQ-related policies and practices including non-discrimination workplace protections, domestic partner benefits, transgender-inclusive health care benefits, competency programs, and public engagement with the LGBTQ community. We received the highest marks in all categories, resulting in a perfect score of 100.

Employee Well-Being – Maintaining the health and well-being of our employees and their families is a top priority for our company.

In 2022, several new benefits approved in 2021 take effect:

•Family planning support: Expanded adoption reimbursement to $10,000 from $2,500 and introduced surrogacy reimbursement benefit of $10,000 to support the path to parenthood and cover family planning goals.

•Enhanced eyewear benefit: Added EyeMed’s Freedom Pass Plus coverage that allows the purchase of frames at LensCrafters or Target Optical at no out-of-pocket cost, even if it exceeds the plan’s frame allowance (some exclusions apply).

•Coverage for a group of jaw joint and muscle disorders: commonly referred to as Temporomandibular Joint (TMJ), these conditions cause pain and dysfunction in jaw joint and muscles that control jaw movement. These disorders are now covered by our insurance provider as a major service, providing for mouth guard coverage once every five years.

•New critical illness and accident insurance provider that provides enhanced coverage at a lower rate than the previous provider.

•For those treated for cancer or another diagnosis that causes hair loss, the reimbursement level for wigs increased to $1,000 from $500.

TEGNA provides a company-matching 401(k) Savings Plan for future financial security; work/life balance benefits through TEGNA-sponsored membership to Care@Work. We also provide other additional and optional benefits including, among others, life and disability insurance plus supplemental insurance options, virtual 24/7 telehealth access, paid time off and nine company holidays, active duty leave, caregiver leave, employee discounts, a volunteerism program, two-for-one matching gifts, and student loan refinancing and tuition reimbursement.

Employee Support During COVID-19 – Now entering the third year of the COVID-19 pandemic, employee health and safety remains a top priority for us. Our COVID-19 Task Force continues to track the case numbers in our markets, remained informed on the latest CDC guidelines, and provided practical and proactive guidance that prioritized employee health and safety while sustaining business operations. We maintained a COVID-19 handbook and employee site to share updated safety protocols including mask guidelines, building safety recommendations, mental health resources and a communications toolkit.

Our leadership team held meetings throughout the year with colleagues from across the company to share updated health and safety guidelines, respond to questions raised by employees, and ensure stations had the resources and support to maintain business operations.  All stations and facilities completed a COVID-19 safety scorecard identifying physical changes to their buildings that would help keep employees safe and healthy. They worked with their heads of technology to prepare their buildings for employees to return safely, including updated floor plans and workspaces that allow for social distancing, signage and touchless restroom fixtures. Stations and buildings also were provided with safety supplies, including KN95 and N95 masks and deep cleaning and sanitizing materials, so they could properly maintain clean and sanitized workspaces.

In addition to their physical health, our employees’ mental health has been a top priority. Throughout the year, we hosted mental health webinars in partnership with our employee assistance program provider. They included a webinar for employees entitled “Returning to the Office to Prepare and Adapt to the New Normal,” and, for managers, “Through the Looking Glass – Thriving in the New Normal.”

We updated our mask guidelines to reflect the CDC’s latest interim recommendations for areas with varying transmission rates. Using the CDC’s county view tool to determine their local community transmission rate, our facilities in counties identified as having substantial or high transmission could let fully vaccinated employees take their masks off while at their desks but wear their masks when walking around the building, meeting in conference rooms or having a conversation with other employees. We established that facilities within a moderate-to-low transmission rate for at least 14 business days could allow fully vaccinated employees to remove their masks while in the building. Employees not fully vaccinated continued to wear a mask at all times when in the building and to social distance.

To create the safest workplace for all employees, we requested that employees confirm their vaccination status by the end of August if they would like to continue our health and mask guidelines for fully vaccinated employees. Finding nearly nine of 10 employees were already fully vaccinated at that time, TEGNA implemented a proof of vaccine policy for all employees that went into effect in mid-November. We also had a process to review medical and religious exemptions. As a result, 95%+ of all employees have provided proof of vaccination.

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

Labor Union Representation - Approximately 9% of our employees are represented by labor unions. They are represented by 27 local bargaining units, most of which are affiliated with one of four international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the broadcasting industry. We do not engage in industry-wide or company-wide bargaining.

Information About our Executive Officers - Our executive officers as of March 1, 2022 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. All officers serve at the discretion of the Board of Directors.

David T. Lougee - President and Chief Executive Officer (June 2017-present); TEGNA director (2017-present). Formerly: President, TEGNA Media (July 2007-June 2017). Age 63.

Lynn Beall (Trelstad) - Executive Vice President and COO of Media Operations (June 2017-present). Formerly: Executive Vice President and Chief Operating Officer, TEGNA Media. Age 61.

Victoria D. Harker - Executive Vice President and Chief Financial Officer (June 2015-present). Age 57.

Akin S. Harrison - Senior Vice President and General Counsel (July 2021 - present). Formerly: Senior Vice President, General Counsel and Secretary (January 2019 - June 2021), Senior Vice President, Associate General Counsel and Secretary (June 2017 - December 2018), Vice President, Associate General Counsel and Secretary (July 2015 - June 2017). Age 49.

Our Corporate Responsibility and Sustainability

Our enduring purpose to serve the greater good of our communities guides us, and our values – inclusion, integrity, innovation, impact and results – propel our stations and employees to be forces for positive change in the communities where we live and work. In 2021, our purpose-driven commitments to the environment, society and governance (ESG) enabled us to make measurable progress in DE&I, to complete our first-ever greenhouse gas emissions inventory, and to invest further in our people and communities. Our ESG practices help to strengthen our business while protecting and enhancing our long-term value to our shareholders and stakeholders. Our Board’s Public Policy and Regulation Committee oversees and guides our ESG practices and initiatives, and it reviews and reports on these efforts periodically to the Board. Discussing our ESG strategy and practices openly is an important part of our commitment to continually evolve our program.

Environmental Commitment – We are focused on being responsible stewards of our resources, recognizing the necessity for real progress on our planet’s environmental and sustainability challenges. We have enhanced our oversight, programs, reporting and accountability to further our commitment to minimize our carbon footprint and protect and preserve the environment.

Our stations continue to bring focus on environmental and sustainability issues across the country and the globe. They regularly report on environmental climate and sustainability issues that impact their communities and, increasingly, they are generating stories about the impacts of climate change and solutions to those effects. With significant air quality issues across the United States and record drought and wildfires throughout the West, eight of TEGNA western stations launched a series of 16 stories, entitled Scorched Earth, that investigated how drought, fire and smoke create significant health issues for humans and wildlife. They also presented the impact of new methods for fighting wildfires and new ways to ensure clean air. WUSA in Washington, D.C. closely tracked a lawsuit against the Environmental Protection Agency and showed how the agency isn’t enforcing agreed-upon standards for a multistate clean water pact to ensure the Chesapeake Bay’s health. News Center Maine did a special on climate change in the state and explored how coastal towns adapt to rising sea levels. WFAA in Dallas produced a series that coincided with November’s United Nations Summit on Climate Change in Scotland and verified or debunked each of the top 10 claims about the climate.

In 2021, we completed a greenhouse gas (GHG) emissions inventory across our scope 1 and 2 direct operations and a relevant assessment and inventory of our indirect value chain scope 3 emissions. We are conducting a qualitative assessment of our risks from the physical impacts of climate change, as well as the risks and opportunities from a transition to a low-carbon economy, per guidance of the Task Force on Climate-related Financial Disclosures. We believe this assessment will improve and increase our reporting of climate-related financial information.

We have begun exploring the potential for setting a science-based target initiative (SBTi) target to reduce our contribution to global GHG emission levels. SBTi targets are the gold standard for achieving climate goals for businesses and cover greenhouse gas emission reductions, water and waste management, and energy efficiency across sites, including the use of renewable electricity.

We continued to focus on reducing business travel by using video conferencing technology across the company. We continue to apply thoughtful energy efficiency strategies, including upgrading stations’ studio lighting to LEDs; replacing in-

efficient HVAC systems, and replacing roofs with energy efficient materials. In addition, we will consider our suppliers’ ESG performance as a factor in procurement decisions.

To operate in an environmentally friendly way, our environmental policies include practices for the recycling and responsible disposal of technology products and equipment such as batteries and reducing the waste we generate at corporate offices and in production processes. We regard environmental responsiveness and resource conservation as an integral part of business management, and we support finding sound solutions to such environmental problems as any arise. Each employee is expected to work toward these goals and is encouraged to advise their supervisor promptly of any situation that may be in conflict with our environmental policy.

The TEGNA Foundation supports nonprofit activities in communities where we do business and contributes to a variety of charitable causes through its Community Grant Program. Community Grants are identified locally by our stations and include support for community sustainability efforts.

Social Impact – Exposing corruption and wrongdoing, holding elected officials and those in power accountable, giving a voice to the voiceless and telling empowering stories that impact our lives is at the heart of our purpose to serve the greater good. In 2021, our stations and news teams strove to be the most trusted sources of news in our communities and to be agents of beneficial change in the markets we serve. Our local journalists are empowered to seek out the stories that matter most to their audience and pursue investigations that expose wrongdoing while continuing to maintain the highest ethical standards.

In 2021, TEGNA stations received major journalism awards that underscore our innovative approach to content, impactful investigations and commitment to the communities we serve. We received a 2021 Walter Cronkite Award for Exceptional Reporting on Systemic Racism at KPNX in Phoenix for “The Work is Hard and Not Done: Being Black in the Valley.” KING in Seattle won a coveted Peabody Award for public service for its “Facing Race” series, and it also won a duPont-Columbia University Award, as did WFAA in Dallas. We received 86 Regional Edward R. Murrow Awards, including six for Excellence in Diversity, Equity, and Inclusion, and we were awarded 10 National Edward R. Murrow Awards, more than any other news organization, including for WWL in New Orleans’ “The Talk,” for Diversity, Equity, and Inclusion. The National Association of Black Journalists honored WUSA in Washington, D.C., and WVEC in Hampton, Va., with its Salute to Excellence Award, including two won by WUSA. Winning 2021 Gracie Awards from the Alliance for Women in Media Foundation were WBIR in Knoxville, WCNC in Charlotte, N.C., WKYC in Cleveland and WUSA in Washington, D.C.

Each year, our stations identify pressing needs in their communities and partner with local nonprofit organizations to help address these issues. In 2021, our stations helped raise more than $100 million in support of diverse local causes that address specific needs in communities. For example, in Dallas, the Communities Foundation of Texas’ annual 18-hour North Texas Giving Day raised $66 million from more than 283,000 donors with the assistance of WFAA in Dallas, which built awareness through public service announcements and other promotions.

Through the TEGNA Foundation, we work to improve lives in the communities we serve by contributing to a variety of local charitable causes via Community Grants. In 2021, the TEGNA Foundation in partnership with local stations made 330 Community Grants totaling $1.85 million. Grants are distributed within the United Nations Sustainable Development Goal framework, with the majority of 2021 grants supporting three major categories: Good Health and Well-Being, Quality Education, and Zero Hunger. Through its other programs, the TEGNA Foundation invests in the future of the media industry through Media Grants, supports employee giving and volunteerism, and contributes to a variety of charitable causes.

Media Grants support training for the next generation of diverse journalists, education and development opportunities for journalists and other professionals in the media field, and protection of First Amendment freedoms. In 2021, we awarded $135,000 in Media Grants to 12 organizations, with the Poynter Institute for Media Studies receiving grants for two projects, including its Poynter Leadership Academy for Diversity in Digital Journalism and the Collective, a newspaper for and by people of color to provide strategies for getting the skills, connections, confidence, and voice needed to succeed in their newsrooms and produce the journalism that matters in their communities. Other Media Grants went to the American Bar Association Fund for Justice and Education to support the 2022 Moot Court competition; Asian American Journalists Association for its JCamp and Voices student programs; Carole Kneeland Project for Responsible Television Journalism to support boot camps, training, and online continuing education; and Investigative Reporters and Editors Inc. for two FOIA sessions and the Media Journalist Brown Bag lunch session at the 2021 annual conference.

Grants also went to the National Association of Black Journalists to support a professional development session at the 2021 annual conference and to co-brand the 2021 Black Male Media Project;  National Association of Hispanic Journalists for its 2021 Student Project; National Lesbian and Gay Journalists Association for its 2021 CONNECT: Student Journalism Training Project, a two-day virtual conference for LGBTQ student journalists; Native American Journalists Association to support its “Covering COVID-19 in Indian Country” webinar roundtable series; News Literacy Project for its Checkology Virtual Classroom Program that provides programs and resources for educators and the public; Online News Association to support student/new professional scholarships for the 2021 conference; and the Radio Television Digital News Foundation for the 2021 Student News Project.

Our employees also give back to their local communities by volunteering for and donating to their favorite causes. In 2021, the TEGNA Foundation continued to match employee donations two-for-one to the nonprofits most meaningful to them. As a result, the Foundation approved more than 3,100  employee matching gifts, a new record. More than 1,700 nonprofits were reached through TEGNA employees’ giving. Their donations combined with TEGNA Foundation matches totaled more than $2.2 million. TEGNA supports employee participation in charitable causes, providing 10 hours of paid time off annually for volunteer work in addition to our employee matching gift program.

Our stations are also a valued resource for communities when natural disasters strike. In addition to our news coverage that keeps our audience informed and safe during disasters, our stations tell inspirational stories of heroism and hope to help our communities pull together during times of crisis. Stations also help lead in fundraising when crises hit, as several did in 2021. When weather-related calamities that included a devastating fire in Colorado and deadly tornadoes in Kentucky, TEGNA stations quickly stepped in to help provide financial aid and support. In Colorado, KUSA in Denver helped drive more than $26 million in donations to the Boulder County Wildfire Fund after wildfires destroyed over 1,000 structures and KUSA anchor Kyle Clark’s Word of Thanks campaign raised more than $1 million. In Kentucky, a 90-minute virtual telethon in which six TEGNA stations participated, generated sizable Red Cross disaster-relief funds, including a $50,000 TEGNA Foundation grant. In the aftermath of a brutal and historic February 2021 storm in Texas that overwhelmed countless residents, 12 TEGNA stations led by KHOU in Houston and WFAA in Dallas promoted the Texas Cares Winter Storm Relief campaign that raised funds for United Ways of Texas. When Hurricane Ida hit Louisiana in late August 2021, leaving bayou communities hit especially hard, WWL launched a United Way Ida Relief Fund that raised $2.5 million in cash donations and $1 million of in-kind supplies.

For the second consecutive year, we were named to The Civic 50 by Points of Light, the world’s largest organization dedicated to volunteer service. The Civic 50 recognized TEGNA as one of the 50 most community-minded companies in the United States. We also were honored in 2021 to receive an inaugural Greater Good Award from Digiday for the COVID-19 relief efforts our stations led in their local communities.

Corporate Governance - Our management and Board of Directors aim to create value for our shareholders through effective, ethical management of our company. Our Board of Directors has implemented strong corporate governance policies that align with best practices for publicly held companies and the evolving expectations of shareholders and institutional investors.

•Independent Board Oversight: We have an independent and diverse Board, led by an independent chairman. The Board maintains objective oversight as 11 out of TEGNA’s 12 Directors are independent, with CEO Dave Lougee serving as the only TEGNA employee on the Board. The separation of the roles of Chairman and CEO allows for effective, independent Board oversight and communication, while enabling the CEO to focus on executing the strategic plan and managing operations. The Board also conducts an annual performance evaluation to ensure the effectiveness of the Board and its committees, as well as the broader Board leadership structure.

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

MARKETS WE SERVE
TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
Alabama	Huntsville	WZDX(TV): rocketcitynow.com	Ch. 54/FOX	2022	428,030	1985
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2024	2,085,290	1970
	Mesa	KPNX(TV): 12news.com	Ch. 12/NBC	2024	2,085,290	1953
	Tucson	KMSB(TV): tucsonnewsnow.com	Ch. 11/FOX	2022	457,790	1967
		KTTU(TV): tucsonnewsnow.com	Ch. 18/MNTV	2022	457,790	1984
Arkansas	Fort Smith	KFSM-TV: 5newsonline.com	Ch. 5/CBS	2022	332,690	1956
	Little Rock	KTHV(TV): thv11.com	Ch. 11/CBS	2022	565,820	1955
California	Sacramento	KXTV(TV): abc10.com	Ch. 10/ABC	2023	1,477,970	1955
	San Diego	KFMB-TV: cbs8.com	Ch. 8/CBS	2023	1,133,290	1949
Colorado	Denver	KTVD(TV): my20denver.com	Ch. 20/MNTV	2022	1,806,820	1988
		KUSA(TV): 9news.com	Ch. 9/NBC	2024	1,806,820	1952
Connecticut	Hartford	WTIC-TV: fox61.com	Ch. 61/FOX	2022	1,001,640	1984
	Waterbury	WCCT-TV: yourcwtv.com/partners/hartford	Ch. 20/CW	2026	1,001,640	1953
District of Columbia	Washington	WUSA(TV): wusa9.com	Ch. 9/CBS	2022	2,640,920	1949
Florida	Jacksonville	WJXX(TV): firstcoastnews.com	Ch. 25/ABC	2023	769,000	1989
		WTLV(TV): firstcoastnews.com	Ch. 12/NBC	2024	769,000	1957
	Tampa-St. Petersburg	WTSP(TV): wtsp.com	Ch. 10/CBS	2022	2,043,580	1965
Georgia	Atlanta	WATL(TV): 11alive.com	Ch. 36/MNTV	2022	2,659,160	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2024	2,659,160	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2022	246,120	1953
Idaho	Boise	KTVB(TV) (3): ktvb.com	Ch. 7/NBC	2024	323,460	1953
Illinois	Moline	WQAD-TV: wqad.com	Ch. 8/ABC	2023	303,070	1963
Indiana	Indianapolis	WTHR(TV) (4): wthr.com	Ch. 13/NBC	2024	1,176,620	1957
Iowa	Ames	WOI-DT: weareiowa.com	Ch. 5/ABC	2022	467,990	1950
	Ames	KCWI-TV: weareiowa.com	Ch. 23/CW	2026	467,990	1999
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2023	704,480	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2022	665,520	1957
		WUPL(TV) (5): wwltv.com/mytv	Ch. 54/MNTV	2022	665,520	1955
Maine	Bangor	WLBZ(TV): newscentermaine.com	Ch. 2/NBC	2024	142,470	1954
	Portland	WCSH(TV): newscentermaine.com	Ch. 6/NBC	2024	423,110	1953
Michigan	Grand Rapids	WZZM(TV): wzzm13.com	Ch. 13/ABC	2023	794,280	1962
Minnesota	Minneapolis-St. Paul	KARE(TV): kare11.com	Ch. 11/NBC	2024	1,917,970	1953
Missouri	St. Louis	KSDK(TV): ksdk.com	Ch. 5/NBC	2024	1,251,300	1947
New York	Buffalo	WGRZ(TV): wgrz.com	Ch. 2/NBC	2024	637,520	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2024	1,274,830	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2022	716,510	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2024	1,527,000	1948
	Columbus	WBNS-TV (6): 10tv.com	Ch. 10/CBS	2022	1,006,870	1949
	Toledo	WTOL(TV): wtol.com	Ch. 11/CBS	2023	416,210	1958
Oregon	Portland	KGW(TV) (7): kgw.com	Ch. 8/NBC	2024	1,331,480	1956
Pennsylvania	Scranton	WNEP-TV: wnep.com	Ch. 16/ABC	2023	585,050	1954
	York	WPMT(TV): fox43.com	Ch. 43/FOX	2022	785,190	1952
South Carolina	Columbia	WLTX(TV): wltx.com	Ch. 19/CBS	2022	418,640	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2024	539,790	1956
	Memphis	WATN-TV: localmemphis.com	Ch. 24/ABC	2022	632,270	1978
		WLMT(TV): localmemphis.com	Ch. 30/CW	2026	632,270	1983
Texas	Abilene	KXVA(TV): myfoxzone.com	Ch. 15/FOX	2022	117,460	2001
	Austin	KVUE(TV): kvue.com	Ch. 24/ABC	2023	927,180	1971
	Beaumont	KBMT(TV) (8): 12newsnow.com	Ch. 12/ABC	2023	168,350	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2023	213,270	1964
	Dallas	WFAA(TV): wfaa.com	Ch. 8/ABC	2023	2,962,440	1949
		KMPX(TV): wfaa.com	Ch. 29 / Estrella	2025	2,962,440	1993
	Houston	KHOU(TV): khou.com	Ch. 11/CBS	2022	2,598,960	1953
		KTBU(TV): khou.com	Ch. 55/Quest	N/A	2,598,960	2004
	Odessa	KWES-TV: newswest9.com	Ch. 9/NBC	2024	176,380	1958
	San Angelo	KIDY(TV): myfoxzone.com	Ch. 6/FOX	2022	58,760	1984
	San Antonio	KENS(TV): kens5.com	Ch. 5/CBS	2022	1,045,420	1950
	Tyler-Longview	KYTX(TV): cbs19.tv	Ch. 19/CBS	2022	279,770	2008

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM
(Continued)

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
	Temple	KCEN-TV (9): kcentv.com	Ch. 9/NBC	2024	402,470	1953
Virginia	Hampton/Norfolk	WVEC(TV): 13newsnow.com	Ch. 13/ABC	2023	744,600	1953
Washington	Seattle/Tacoma	KING-TV: king5.com	Ch. 5/NBC	2024	2,158,120	1948
		KONG(TV): king5.com	Ch. 16/IND	N/A	2,158,120	1997
	Spokane	KREM(TV): krem.com	Ch. 2/CBS	2022	480,500	1954
		KSKN(TV): spokanescw22.com	Ch. 22/CW	2026	480,500	1983

(1) Channel refers to the viewer-facing “virtual” channel associated with the station’s brand, which may differ from the radio frequency channel on which the station transmits.
(2) Market TV households is number of television households in each market, according to 2021-2022 Nielsen figures.
(3) We also own KTFT-LD (NBC), a low power television station in Twin Falls, ID.
(4) We also own WALV-CD, a Class A television station in Indianapolis, IN.
(5) We also own WBXN-CD, a Class A television station in New Orleans, LA.
(6) We also own two radio stations, WBNS(AM) (1460), and WBNS-FM (97.1).
(7) We also own KGWZ-LD, a low power television station in Portland, OR.
(8) KBMT also operates a subchannel (KJAC/NBC), which is not counted. We also own KUIL-LD, a low power station in Beaumont, TX.
(9) We also own KAGS-LP, a low power television station in Bryan, TX.

In addition to the above television station properties, we also have the following digital and multicast network operations which support our television stations:
Locked On Podcast Network: www.lockedonpodcasts.com
Premion: www.premion.com
TEGNA Marketing Solutions: www.tegna.com/advertise
True Crime Network, Quest, and Twist multicast networks: www.truecrimenetworktv.com, www.questtv.com, and www.watchtwist.com
Verify: www.verifythis.com

INVESTMENTS We have non-controlling ownership interests in the following companies:
Baller TV: www.ballertv.com
Boom Shakalaka: www.booment.com
Bustle Digital Group: www.bustle.com
CareerBuilder: www.careerbuilder.com
Hudson MX: www.hudsonmx.com
Jackpocket Inc: www.jackpocket.com
Kin Community: www.kincommunity.com
MadHive: www.madhive.com
Pearl: www.pearltv.com
SIGNIA Venture Partners: www.signiaventurepartners.com
ViewLift: www.viewlift.com
Video Call Center: www.thevcc.tv
Vizbee: www.vizbee.tv
Whistle Sports: www.teamwhistle.com

TEGNA ON THE NET: News and information about us is available on our web site, www.TEGNA.com. In addition to news and other information about us, we provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically to the Securities and Exchange Commission (SEC). Certifications by our Chief Executive Officer and Chief Financial Officer are included as exhibits to our SEC reports (including to this Form 10-K). We also provide access on this web site to our Principles of Corporate Governance, the charters of our Audit, Leadership Development and Compensation, Nominating and Governance, and Public Policy and Regulation Committees and other important governance documents and policies, including our Ethics and Inside Trading Policies. Copies of all of these corporate governance documents are available to any shareholder upon written request made to our Secretary at the headquarters address. We will disclose on our web site changes to, or waivers of, our corporate ethics policy.
Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described within Part I, Item 1A “Risk Factors” in this Annual Report, and the following: (1) the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving the parties that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction, (2) risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals or the approval of the Company’s stockholders), and the related transactions involving the parties, in the anticipated timeframe or at all, (3) the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock, (4) disruption from the proposed transaction making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company’s customers, vendors and others with whom it does business, (5) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving the parties, (6) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed transaction, (7) significant transaction costs, (8) the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future, (9) other business effects, including the effects of industry, market, economic, political or regulatory conditions, (10) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity, malware or ransomware attacks, and (11) changes resulting from the COVID-19 pandemic, which could exacerbate any of the risks described above.

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of the Company. Each such statement speaks only as of the day it was made. We undertake no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by our Company. When used in this Annual Report on Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “should,” “could,” “outlook,” and “anticipates” and similar expressions as they relate to our Company or management are intended to identify forward looking statements. Forward-looking statements in this Annual Report on Form 10-K may include, without limitation: statements about the potential benefits of the proposed acquisition, anticipated growth rates, the Company’s plans, objectives, expectations, and the anticipated timing of closing the proposed transaction.

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

Risks Related to the Merger

The Merger is subject to receipt of approval from our shareholders as well as the satisfaction of other closing conditions, including conditions that may not be satisfied or completed on a timely basis, if at all.

The consummation of the Merger is subject to a number of important closing conditions that make the closing and timing of the Merger uncertain. The conditions include, among others, (i) the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of our common stock entitled to vote thereon; (ii) the absence of any injunction or order by a court of competent jurisdiction in the United States or law in the United States having been adopted prohibiting the consummation of the Merger; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended applicable to the Merger and the transactions contemplated by that certain Contribution and Exchange Agreement entered into concurrently with the Merger Agreement by the Parent Restructuring Entities (the Contribution Agreement); (iv) the grant by the FCC of applications required to be filed with the FCC to obtain the approvals of the FCC pursuant to the Communications Act and FCC rules necessary to consummate the transactions contemplated by the Merger Agreement and the Contribution Agreement (the transactions contemplated by the Contribution Agreement, the Restructuring), including a petition for declaratory ruling under Section 310(b) of the Communications Act and the FCC’s rules governing foreign ownership with respect to the Merger and the Restructuring; (v) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers); (vi) the performance and compliance in all material respects by the parties of their respective covenants required by the Merger Agreement to be performed or complied with by such party prior to the effective time of the Merger (the Effective Time); and (vii) the absence of any “Company Material Adverse Effect” (as defined in the Merger Agreement) since September 30, 2021. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or the Parent Restructuring Entities’ control, and neither us nor the Parent Restructuring Entities can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger in a timely manner, or at all, could negatively impact our future business and our financial condition, results of operations and cash flows.

If the Merger is not completed for any reason, including as a result of our shareholders failing to adopt the Merger Agreement, our shareholders will not receive any payment for their shares in connection with the Merger. Instead, TEGNA will remain an independent public company, and its shares will continue to be traded on the New York Stock Exchange. Moreover, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;

•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business;

•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;

•we may be required to pay a cash termination fee as required under the Merger Agreement;

•the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued;

•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•litigation related to the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without Community News Media LLC’s consent, from taking certain specified actions until the Merger is completed, subject to certain exceptions. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.

These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or from effectively responding to competitive pressures or industry developments.

Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. For these and other reasons, the pendency of the Merger could adversely affect our business and financial results.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, clients, customers, and others with whom we do business.

In connection with the proposed Merger, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow and operate our business effectively.

The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and the preparation for the integration may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.

The Merger Agreement contains provisions that could make it difficult for a third party to make a superior acquisition proposal.

The Merger Agreement contains certain customary restrictions on our ability to solicit proposals from third parties for an acquisition of TEGNA prior to obtaining the approval of the Merger Agreement from our shareholders. In addition, subject to certain customary “fiduciary out” exceptions, the Board is required to recommend that our shareholders vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.

We may, under certain circumstances, be obligated to pay a termination fee to Parent and/or reimburse Parent for its expenses. These costs could require us to use cash that would have otherwise been available for other uses.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of TEGNA, including proposals that may be deemed to offer greater value to our shareholders than as provided in the Merger Agreement. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our stockholders than such third party might otherwise have offered.

Risks Related to Our Business and Industry

We are impacted by demand for advertising, which, in turn, depends on a number of factors, some of which are cyclical and many of which are beyond our control
In 2021, 48% of our revenues were derived from television spot and digital advertising. Demand for advertising is highly correlated with the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. Consequently, our operating results depend on the relative strength of the economy in our principal television markets as well as the strength or weakness of regional and national economic factors. A decline in economic conditions in the U.S. could have a significant adverse impact on our businesses and could significantly impact our television spot and digital advertising revenues.

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

These innovations may affect our ability to generate television audience, which may make our television stations less attractive to advertisers. For example, increasing demand for content generated for consumption through other forms of media such as Amazon Prime Video, Disney+, HBO Max, Hulu, Netflix, or Peacock could cause our advertising revenues to decline as a result of changes to the ratings of our programming, which may materially negatively affect our business and results of operations.

A resurgence in the rate of COVID-19 infections that is significant enough to force widespread business closures could materially and adversely affect our financial condition, results of operations and cash flows.

During 2021 and continuing into 2022, the world continued to be impacted by the novel coronavirus (COVID-19) pandemic. The emergence of the delta and omicron variants produced spiking infection rates, creating further economic uncertainty throughout the United States.

The impact of COVID-19 and the extent of its adverse impact on our financial and operating results will be dictated by how the pandemic continues to affect our advertising customers. This will depend on future pandemic-related developments including the severity of COVID-19 variants; disruptions to our customers’ supply chains and impacts to their advertising and marketing purchasing patterns; the effectiveness, distribution and acceptance of COVID-19 vaccines; consumer confidence; and U.S. government actions to prevent and manage the virus spread, all of which are uncertain and cannot be predicted. While we use the best information available in developing significant estimates included in our financial statements, the effects of the pandemic on our operations may not be fully realized, or reflected in our financial results, until future periods. As such, actual results could differ from our estimates, and these differences resulting from changes in facts and circumstances could be material.

The value of our assets or operations may be diminished if our information technology systems fail to perform adequately

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems, including systems hosted and operated by third-party vendors on our behalf, to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, broadcasting disruptions, and loss of sales and customers, causing our business and results to be impacted.

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

In addition to the operational risks described above, our informational technology systems are also exposed to increasing risks related to cybersecurity-related incidents. Cybersecurity attacks by third parties with malicious intent, including but not limited to, attacks on our or our vendors’ information technology infrastructure and unauthorized attempts to gain access to our confidential information, pose risks to our company. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks, and other methods. We take measures to minimize the risk of a cyber-attack including utilization of multi-factor authentication, deployment of firewalls, virtual private networks for mobile connections, elevated access controls, standardized vendor access, active patching monitoring / logging, and conducting regular training of our employees related to protecting sensitive information and recognizing “phishing” attacks. While the measures we employ meet or exceed industry standards they nonetheless may not be sufficient in preventing or timely detecting breaches or cyber-attacks due to the evolving nature and ever-increasing abilities of cyber-attackers. Depending on the severity of the breach or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. In addition, cybersecurity breaches could subject us to civil liability to customers and other third parties as well as fines and penalties imposed by governmental or regulatory authorities, which could be substantial. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from breaches of our systems. In addition, our business operations may be disrupted, and our results of operations may be impaired, by the impact of breaches or cyber-attacks on our vendors, and these potential disruptions and impairments may not be covered by our insurance policies.

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

Each of our network affiliation agreements has a stated expiration date. With respect to the major broadcast networks, our principal expirations occur in the following years: NBC-early 2024, CBS-late 2022, ABC-2023 and Fox-mid 2022. If renewed, our network affiliation agreements may be renewed on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

In recent years, the networks have begun streaming their programming directly to consumers on the Internet and other distribution platforms (e.g., CBS on Paramount+ and NBC on Peacock), in some cases live or within a short period of the original network programming broadcast on local television stations, including those we own. An increase in the availability of network programming on alternative platforms that either bypass or provide less favorable terms to local stations - such as cable channels, the Internet and other distribution vehicles - may dilute the exclusivity and the value of network programming originally broadcast by our stations and could adversely affect the business, financial condition and results of operations of our stations.

Our retransmission consent agreements with major cable, satellite and telecommunications service providers (also referred to as multichannel video programming distributors or MVPDs) permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us (which we classify as subscription revenues). This source of revenue represented approximately 49% of our 2021 total revenues. We recently renewed distribution agreements with multiple major MVPDs at what we believe to be leading Big Four affiliates rates. On occasion, we may not be able to agree on mutually acceptable terms when negotiating such renewals as we experienced in renewal negotiations with a major broadcast satellite provider in early October 2021. When this happens, the MVPD will be required to cease airing our programming (commonly referred to as a “blackout” or “going dark”), and we will not be compensated by the MVPD during the period of the blackout as was the case with the broadcast satellite provider. Future blackouts, should they occur, or if we are unable to renew our retransmission agreements on market terms, or at all, could negatively impact our business, financial condition and results of operations.

In addition, the Merger could affect our relationships with broadcast television networks and MVPDs. Please see the Risk Factor titled “We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, clients, customers, and others with whom we do business.”

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

In addition, the FCC and Congress may enact new laws and regulations, and/or changes to existing laws and regulations, that could impact media ownership and other broadcast-related activities. Changes to FCC rules may lead to additional opportunities as well as increased uncertainty in the industry.

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

Changes in the regulatory environment could increase our costs or limit our opportunities for growth

Our stations are subject to various obligations and restrictions under the Communications Act of 1934, as amended (the Communications Act), and FCC regulations. These requirements may be affected by legislation, FCC actions, or court decisions, and any such changes may affect the performance of our business, such as by imposing new obligations or by limiting our television stations’ exclusivity or retransmission consent rights. If broadcast ownership rules become more restrictive, our opportunities to grow our broadcast business through acquisitions or other strategic transactions could be impaired.

In addition, prospective acquisition activities may be subject to antitrust review by the Antitrust Division of the Department of Justice (DOJ). DOJ’s review could result in restrictions on our ability to pursue or consummate future transactions, and/or a requirement that we divest certain television stations if an acquisition would result in excessive concentration in a market. Review and enforcement policies of the DOJ may be subject to change, including as a result of changes in administration or in DOJ leadership. As a result, we cannot assure investors that any future transaction that we enter into will be approved, or that a requirement to divest existing stations will not have an adverse effect on the transaction or on our business.

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

federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Our 2017 tax year is currently under examination by the Internal Revenue Service and the relevant federal statute of limitations remains open until December 31, 2022.

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations or to refinance our existing debt at reasonable rates and terms as it matures

As of December 31, 2021, we had approximately $3.26 billion in debt and approximately $1.33 billion of undrawn additional borrowing capacity under our revolving credit facility that expires in 2024. Our fixed rate term debt matures at various times during the years 2026-2029. If our operating results deteriorate significantly, we may not be able to pay amounts when due and a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is generally unpredictable and volatile credit markets could make it harder for us to obtain debt financings. In addition, the Merger Agreement prohibits us from incurring, assuming, or guaranteeing any debt, subject to certain exceptions.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $5.42 billion as of December 31, 2021, representing approximately 78% of our total assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstance that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary. We may subsequently experience market pressures that could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The types of properties required to support our television stations include offices, studios, sales offices, tower and transmitter sites. A listing of television station locations can be found on page 16. Our digital and multicast businesses that support our broadcast operations lease their facilities. This includes facilities for executive offices, sales offices and data centers. A listing of our digital businesses locations can be found on page 17. We lease our corporate headquarters facility, which is located in Tysons, VA. We believe that none of our individual properties represents a material amount of the total properties owned or leased.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our approximately 221.5 million outstanding shares of common stock were held by 5,924 shareholders of record as of February 18, 2022. Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA.

Purchases of Equity Securities

In December 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. From 2019 through 2021, no shares were repurchased. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

Dividend Policy

Since 2017, we have been paying a regular quarterly cash dividend. We paid dividends totaling $78.5 million in 2021 and $76.5 million in 2020. On March 29, 2021, we announced that our Board of Directors approved a dividend increase of ten cents per share on an annual basis, to $0.38 per common share, which represents an approximately 36% increase above the prior dividend. We expect to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement.

Comparison of shareholder return – 2017 to 2021

The following graph compares the performance of our common stock during the period December 31, 2016, to December 31, 2021, with the S&P 500 Index, and a peer group index we selected.

Our peer group includes E.W. Scripps Company, Gray Television Inc., Meredith Corp. (through 12/1/21 when it was acquired by Gray Television Inc.), Nexstar Media Group, Inc., and Sinclair Broadcast Group, Inc (collectively, the peer group). The peer group includes the largest publicly traded pure-play and diversified television broadcasting companies with meaningful television station assets and broadcast exposure. No such company of relevant scale is excluded from the peer group, except for the television networks, which are part of much larger entities in which television stations are a relatively small part of the aggregate enterprise.

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of each peer group index also are weighted by market capitalization.

The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index, and the peer group index as of closing on December 31, 2016. It assumes that dividends were reinvested monthly with respect to our common stock (including, as it relates to the Cars.com spin-off, the aggregate value of the former digital automotive marketplace business as distributed to our shareholders), daily with respect to the S&P 500 Index and monthly with respect to the peer group company.

		INDEXED RETURNS
		Years Ending
Company Name / Index	2016	2017	2018	2019	2020	2021
TEGNA Inc.	100	$107.04	$84.60	$132.29	$112.91	$153.08
S&P 500 Index	100	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	100	$115.16	$110.28	$122.03	$110.86	$153.19

ITEM 6. [RESERVED]

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

We have one operating and reportable segment. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g., 2022, 2020. etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals and distribution of our local news content.

On February 22, 2022, we entered into the Merger Agreement with Parent, Merger Sub, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates Standard General and CMG and certain of its subsidiaries. We currently expect the transaction, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close in the second half of 2022. See Part I, Item 1A, “Risk Factors” and Note 12 — Subsequent Event of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

COVID-19 pandemic

Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. The COVID-19 pandemic has brought unprecedented challenges including widespread economic and social change throughout the United States. The U.S. economy continued on a path to recovery during 2021 with millions of Americans receiving COVID-19 vaccines, states/municipalities increasingly reopening and continued growth in employment. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the stimulus bolstering household finances as well as those of small businesses, states and municipalities. Our AMS revenues were most negatively impacted by the pandemic early in the second quarter of 2020 but since then AMS revenues have improved significantly as economic re-opening accelerated.

The impact of COVID-19 and the extent of its adverse impact on our financial and operating results will be dictated by the degree to which the pandemic continues to affect our advertising customers. This will depend on future pandemic-related developments including the severity of COVID-19 variants, disruptions to our customers’ supply chains and impacts to their advertising and marketing purchasing patterns, the effectiveness, distribution and acceptance of COVID-19 vaccines and booster shots, consumer confidence, and U.S. government actions to prevent and manage the virus spread, all of which are uncertain and cannot be predicted. While we use the best information available in developing significant estimates included in our financial statements, the effects of the pandemic on our operations may not be fully realized, or reflected in our financial results, until future periods. As such, actual results could differ from our estimates and these differences resulting from changes in facts and circumstances could be material.

Seasonality: Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter operating results are stronger than those of the first and third quarter. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue in the even year of a two year election cycle, particularly in the fourth quarter of those years.

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 32 titled ‘Operating results non-GAAP information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis.

As discussed above, our operating results are subject to significant fluctuations across yearly periods (driven by even-year election cycles). As such, in addition to one year ago comparisons, our management team and Board of Directors also review current period operating results compared to the same period two years ago (e.g., 2021 vs. 2019). We believe this comparison will also provide useful information to investors, and therefore, we have supplemented our prior year comparison of consolidated results to also include a comparison against 2019 results (through operating income).

During 2019, we acquired multiple local television stations and multicast networks. Specifically, we acquired certain stations divested by Gray (January 2, 2019), the Justice Network (rebranded as True Crime Network) and Quest multicast networks (June 18, 2019), the Dispatch stations (August 8, 2019) and certain stations divested by Nexstar (September 19, 2019). The multicast networks, Dispatch stations, and Nexstar stations are collectively referred to as the “2019 Acquisitions” in the discussion that follows. These 2019 Acquisitions did not contribute to the periods prior to their acquisition in our financial statements which impacts 2021 to 2019 comparability of our consolidated operating results. The Gray stations do not impact the 2021 to 2019 comparability.

For a comparative discussion of our results of operations for the years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

A consolidated summary of our results is presented below (in thousands, except per share amounts):

	2021	2020	Change from 2020	2019	Change from 2019
Revenues:	$2,991,093	$2,937,780	2%	$2,299,497	30%

Operating expenses:
Cost of revenues	1,598,759	1,503,287	6%	1,228,237	30%
Business units - Selling, general and administrative expenses	396,446	365,601	8%	326,804	21%
Corporate - General and administrative expenses	68,127	73,295	(7%)	80,144	(15%)
Depreciation	64,841	66,880	(3%)	60,525	7%
Amortization of intangible assets	63,011	67,690	(7%)	50,104	26%
Spectrum repacking reimbursements and other, net	(2,307)	(9,955)	(77%)	(5,335)	(57%)
Total	2,188,877	2,066,798	6%	1,740,479	26%
Operating income	802,216	870,982	(8%)	559,018	44%
Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(9,713)	10,397	***	10,149	***
Interest expense	(185,650)	(210,294)	(12%)	(205,470)	(10%)
Other non-operating items, net	6,825	(34,029)	***	11,960	(43%)
Total	(188,538)	(233,926)	(19%)	(183,361)	3%
Income before income taxes	613,678	637,056	(4%)	375,657	63%
Provision for income taxes	135,481	154,293	(12%)	89,422	52%
Net Income	$478,197	$482,763	(1%)	$286,235	67%
Earnings per share-basic	$2.15	$2.20	(2%)	$1.32	63%
Earnings per share-diluted	$2.14	$2.19	(2%)	$1.31	63%
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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	2021	2020	Change from 2020	2019	Change from 2019
Subscription	$1,466,433	$1,286,611	14%	$1,005,030	46%
Advertising & Marketing Services	1,428,082	1,174,774	22%	1,226,607	16%
Political	60,573	445,535	(86%)	38,478	57%
Other	36,005	30,860	17%	29,382	23%
Total revenues	$2,991,093	$2,937,780	2%	$2,299,497	30%

2021 vs. 2020

Total revenues increased $53.3 million in 2021. The net increase was primarily due to $253.3 million growth in AMS reflecting higher demand for television and digital advertising, year over year. Growth in subscription revenue of $179.8 million was primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers including the impact of an outage with a broadcast satellite provider that began on October 6, 2021 and ended in early 2022. These increases were partially offset by a decrease in political revenue of $385.0 million, following the 2020 presidential election year.

2021 vs. 2019

Total revenues increased $691.6 million in 2021. Our 2019 Acquisitions contributed $306.2 million to this increase. Excluding the 2019 Acquisitions, total revenues increased $385.4 million. This increase was primarily due to a $303.5 million increase in legacy subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers including the impact of an outage with a broadcast satellite provider that began on October 6, 2021 and ended in early 2022. Also contributing to the increase was a $51.5 million increase in AMS revenue, driven in part by Premion, and a $21.9 million increase in political advertising revenue.

Cost of revenues

2021 vs. 2020

Cost of revenues increased $95.5 million in 2021. This increase was primarily due to a $72.8 million growth in programming costs driven by a contractual increase in rates under existing and newly renegotiated affiliation agreements and growth in subscription revenues (certain programming costs are linked to such revenues). Higher digital expenses of $7.6 million driven by growth in Premion also contributed to the increase.

2021 vs. 2019

Cost of revenues increased $370.5 million in 2021. Our 2019 Acquisitions contributed $164.5 million to this increase. Excluding the 2019 Acquisitions, cost of revenues increased $206.0 million. This increase was primarily due to a $179.2 million increase in programming costs driven by a contractual increase in rates under existing and newly renegotiated affiliation agreements and growth in subscription revenues (certain programming costs are linked to such revenues). Higher digital expenses of $12.6 million driven by growth in Premion also contributed to the increase.

Business units - Selling, general and administrative expenses

2021 vs. 2020

Business unit selling, general, and administrative (SG&A) expenses increased $30.8 million in 2021. The increase was primarily due to a $13.9 million increase in legal and professional fees. Marketing costs also rose $8.0 million. Sales commissions and other selling costs also increased by $23.1 million driven by growth in AMS revenues. These increases were partially offset by a $8.7 million reduction in bad debt expense attributed to improved collections.

2021 vs. 2019

Business unit SG&A expenses increased $69.6 million in 2021. Our 2019 Acquisitions added business unit SG&A expenses of $32.9 million. Excluding the 2019 Acquisitions, SG&A expenses increased $36.7 million. The increase was primarily the result of a $20.6 million increase in legal and professional fees. Sales commissions and other selling costs increased by $18.0 million driven by growth in AMS revenues. Stock based compensation expense was also higher by $3.9 million, driven by our higher stock price.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance, as well as activities and costs not directly attributable to the operations of our media business.

2021 vs. 2020

Corporate general and administrative expenses decreased $5.2 million in 2021. The decrease was primarily driven by a $6.5 million reduction in advisory fees related to activism defense, and reduction of $0.9 million of M&A-related costs. Partially offsetting these decreases was an increase in stock based compensation expense of $2.2 million driven by our higher stock price.

2021 vs. 2019

Corporate general and administrative expenses decreased $12.0 million in 2021. The decrease was primarily due to the absence of acquisition-related costs of $30.8 million due to the reduction in acquisition activity in 2021. Partially offsetting this decrease were increases of $10.5 million in advisory fees related to activism defense, $3.7 million in M&A-related costs and $1.8 million in stock based compensation expense due to our higher stock price.

Depreciation expense

2021 vs. 2020

Depreciation expense decreased $2.0 million in 2021 due to a decline in capital expenditures resulting in less depreciation in 2021 as fewer new assets were placed in service.

2021 vs. 2019

Depreciation expense increased $4.3 million in 2021 driven by our 2019 Acquisitions which contributed $8.0 million to the increase. Excluding the impact of 2019 Acquisitions, depreciation expense decreased $3.7 million due to a decline in capital expenditures following the onset of COVID-19, resulting in less depreciation in 2021 as fewer new assets were placed in service.

Amortization of intangible assets

2021 vs. 2020

Intangible asset amortization expense decreased $4.7 million in 2021. The decrease is due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2021 vs. 2019

Intangible asset amortization expense increased $12.9 million in 2021. Our 2019 Acquisitions contributed $23.1 million to this increase. Excluding the impact of the 2019 Acquisitions, amortization expense decreased $10.2 million due to certain assets reaching the end of their assumed useful lives.

Spectrum repacking reimbursements and other, net

2021 vs. 2020

We had other net gains of $2.3 million in 2021 compared to net gains of $10.0 million in 2020. The 2021 activity is related to $4.9 million of reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking, partially offset by a $1.5 million contract termination fee and a $1.1 million write off of certain assets. The 2020 net gains primarily consisted of $13.2 million of reimbursements received from the FCC for required spectrum repacking, partially offset by a $2.1 million impairment charge due to the retirement of a brand name and a $1.1 million FCC license impairment charge.

2021 vs. 2019

We had other net gains of $2.3 million in 2021 compared to net gains of $5.3 million in 2019. The 2021 activity consists of the items discussed above. The 2019 net gains consisted of gains of $17.0 million of reimbursements received from the FCC for required spectrum repacking and a gain of $2.9 million as a result of the sale of certain real estate. These gains were partially offset by a $5.5 million in contract termination charge and transition costs related to bringing our national sales organization in-house and $9.1 million of non-cash charges to reduce the value of certain assets classified as held-for-sale.

Operating income

2021 vs. 2020

Our operating income decreased $68.8 million in 2021. This decrease was driven by the changes in revenue and expenses discussed above, but primarily due to a decline in high-margin political revenue.

2021 vs. 2019

Operating income increased $243.2 million in 2021. Results from our 2019 Acquisitions added operating income of $77.8 million. Excluding the 2019 Acquisitions, operating income increased $165.4 million, driven by the changes in revenue and expenses discussed above, most notably the increases in subscription revenue.

Programming and payroll expense trends

Programming and payroll expenses are the two largest elements of our operating expenses, and are summarized below, expressed as a percentage of total operating expenses. Programming expenses as a percentage of total operating expenses have increased due to an increase in reverse compensation payments to our network affiliation partners. Payroll expenses have increased during 2021, but as a percentage of total operating expenses have decreased in 2021 primarily due to increases in programming expenses, which make up a larger percentage of operating costs.

	Percentage of total operating expenses
Expense Category	2021	2020	2019
Programming expenses	41.2%	40.1%	35.5%
Payroll expenses	25.8%	26.7%	28.6%

Non-operating income and expense

Equity income: This income statement category reflects earnings or losses from our equity method investments. Equity income decreased from $10.4 million in 2020 to a loss of $9.7 million in 2021. The 2021 loss was primarily due to equity loss from our CareerBuilder investment. The 2020 income was primarily due to equity income from our CareerBuilder investment (recognizing gains driven by the sale of several subsidiary businesses).

Interest expense: Interest expense decreased $24.6 million in 2021 as compared to 2020, primarily due to a lower average outstanding total debt balance, partially offset by higher interest rates. The total average outstanding debt was $3.41 billion in 2021 compared to $4.02 billion in 2020. The impact of the decrease in outstanding debt was partially offset by an increase in the weighted average interest rate on total outstanding debt, which was 5.15% in 2021 compared to 5.03% in 2020.

A further discussion of our borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 36 and in Note 5 to the consolidated financial statements.

Other non-operating items, net: Other non-operating items increased $40.9 million from a net loss of $34.0 million in 2020 to a net income of $6.8 million in 2021. This change was comprised of 2020 charges absent in 2021 including a $17.3 million call premium related to the repayment of our 2023 and 2024 unsecured senior notes; and acceleration of $11.8 million of previously deferred financing fees associated with early repayment of unsecured senior notes. In addition, the increase was driven by the absence of a $9.2 million impairment of an equity investment in 2020.

Provision for income taxes

We reported pre-tax income of $613.7 million for 2021. The effective tax rate on pre-tax income was 22.1%. The 2021 effective tax rate decreased compared to 24.2% in 2020 primarily due to tax benefits realized as a result of state tax planning strategies and related to a previously-disposed business. Further information concerning income tax matters is contained in Note 4 of the consolidated financial statements.

Net income

Net income and related per share amounts are presented in the table below (in thousands, except per share amounts):

	2021	Change	2020
Net income	$478,197	(1%)	$482,763
Per basic share	$2.15	(2%)	$2.20
Per diluted share	$2.14	(2%)	$2.19

Our 2021 earnings per share were lower than 2020 due to the factors discussed above including, most notably, the decrease in political revenue following the 2020 presidential election year, partially offset by increases in AMS revenue reflecting higher demand for television and digital advertising (as fiscal year 2020 was adversely impacted by reduced demand due to the COVID-19 pandemic) and increase in subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net (income) loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity (loss) income in unconsolidated investments, net, (5) other non-operating items, net, (6) workforce restructuring expense, (7) M&A-related costs, (8) advisory fees related to activism defense, (9) spectrum repacking reimbursements and other, net, (10) depreciation and (11) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges and credits affecting reported results: Our results during 2021 and 2020 included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Results for the year ended December 31, 2021:

•Spectrum repacking reimbursements and other, net consisting of gains due to reimbursements from the FCC for required spectrum repacking, a contract termination fee and the write off of certain fixed assets;
•Advisory fees related to activism defense;
•M&A-related costs we incurred to assist prospective buyers of our company with their due diligence;
•Other non-operating items consisting of a gain due to an observable price increase in an equity investment and costs incurred in connection with the early extinguishment of debt; and
•Net deferred tax benefits as a result of state tax planning strategies implemented during 2021, deferred tax benefits related to partial capital loss valuation allowance release, and return to provision and deferred adjustments related to the completion of our 2020 state tax returns.

Results for the year ended December 31, 2020:

•Workforce restructuring expense which included payroll and related benefit costs at our stations (including the shutdown of our TMS Phoenix operations) and corporate headquarters;
•M&A-related costs we incurred to assist prospective buyers of our company with their due diligence;
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
•Other non-operating items primarily related to costs incurred in connection with the early extinguishment of debt, and an impairment charge related to one of our investments; and
•Deferred tax benefits related to partial capital loss valuation allowance release.

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income (in thousands, except per share amounts):

		Special Items
Year ended Dec. 31, 2021	GAAP measure	Advisory fees related to activism defense	M&A-related costs	Other non-operating items	Spectrum repacking reimbursements and other	Special tax items	Non-GAAP measure
Corporate - General and administrative expenses	$68,127	$(16,611)	$(3,738)	$—	$—	$—	$47,778
Spectrum repacking reimbursements and other, net	(2,307)	—	—	—	2,307	—	—
Operating expenses	2,188,877	(16,611)	(3,738)	—	2,307	—	2,170,835
Operating income	802,216	16,611	3,738	—	(2,307)	—	820,258
Equity loss in unconsolidated investments, net	(9,713)	—	—	—	—	—	(9,713)
Other non-operating items, net	6,825	—	—	507	—	—	7,332
Total non-operating expenses	(188,538)	—	—	507	—	—	(188,031)
Income before income taxes	613,678	16,611	3,738	507	(2,307)	—	632,227
Provision for income taxes	135,481	4,291	60	127	(605)	14,138	153,492
Net income attributable to TEGNA Inc.	476,955	12,320	3,678	380	(1,702)	(14,138)	477,493
Earnings per share - diluted	$2.14	$0.06	$0.02	$—	$(0.01)	$(0.06)	$2.15

		Special Items
Year ended Dec. 31, 2020	GAAP measure	Workforce restructuring expense	M&A-related costs	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Gains on equity method investments	Other non-operating items	Special tax items	Non-GAAP measure
Cost of revenues	$1,503,287	$(595)	$—	$—	$—	$—	$—	$—	$1,502,692
Business units - Selling, general and administrative expenses	365,601	(372)	—	—	—	—	—	—	365,229
Corporate - General and administrative expenses	73,295	(54)	(4,588)	(23,087)	—	—	—	—	45,566
Spectrum repacking reimbursements and other, net	(9,955)	—	—	—	9,955	—	—	—	—
Operating expenses	2,066,798	(1,021)	(4,588)	(23,087)	9,955	—	—	—	2,048,057
Operating income	870,982	1,021	4,588	23,087	(9,955)	—	—	—	889,723
Equity income (loss) in unconsolidated investments, net	10,397	—	—	—	—	(22,606)	—	—	(12,209)
Other non-operating items, net	(34,029)	—	—	—	—	—	38,319	—	4,290
Total non-operating expenses	(233,926)	—	—	—	—	(22,606)	38,319	—	(218,213)
Income before income taxes	637,056	1,021	4,588	23,087	(9,955)	(22,606)	38,319	—	671,510
Provision for income taxes	154,293	256	1,151	5,801	(2,646)	(5,703)	7,357	3,944	164,453
Net income attributable to TEGNA Inc.	482,778	765	3,437	17,286	(7,309)	(16,903)	30,962	(3,944)	507,072
Earnings per share - diluted	$2.19	$—	$0.02	$0.08	$(0.03)	$(0.08)	$0.14	$(0.02)	$2.30

Non-GAAP consolidated results

The following is a comparison of our as adjusted non-GAAP financial results between 2021 and 2020. Changes between the periods are driven by the same factors summarized above in the “Results of Operations” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts).

	2021	Change	2020
Adjusted operating expenses	$2,170,835	6%	$2,048,057
Adjusted operating income	820,258	(8%)	889,723
Adjusted equity loss in unconsolidated investments, net	(9,713)	(20%)	(12,209)
Adjusted other non-operating income	7,332	71%	4,290
Adjusted total non-operating (expense)	(188,031)	(14%)	(218,213)
Adjusted income before income taxes	632,227	(6%)	671,510
Adjusted provision for income taxes	153,492	(7%)	164,453
Adjusted net income attributable to TEGNA Inc.	477,493	(6%)	507,072
Adjusted earnings per share - diluted	$2.15	(7%)	$2.30

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA (inclusive and exclusive of Corporate expenses) to net income attributable to TEGNA Inc. presented in accordance with GAAP on our Consolidated Statements of Income is presented below (in thousands):

	2021	Change	2020
Net income attributable to TEGNA Inc. (GAAP basis)	$476,955	(1%)	$482,778
Plus (Less): Net income (loss) attributable to redeemable noncontrolling interest	1,242	***	(15)
Plus: Provision for income taxes	135,481	(12%)	154,293
Plus: Interest expense	185,650	(12%)	210,294
Plus (Less): Equity loss (income) in unconsolidated investments, net	9,713	***	(10,397)
(Less) Plus: Other non-operating items, net	(6,825)	***	34,029
Operating income (GAAP basis)	$802,216	(8%)	$870,982
Plus: Workforce restructuring expense	—	(100%)	1,021
Plus: M&A-related costs	3,738	(19%)	4,588
Plus: Advisory fees related to activism defense	16,611	(28)	23,087
Less: Spectrum repacking reimbursements and other, net	(2,307)	(77%)	(9,955)
Adjusted operating income (non-GAAP basis)	$820,258	(8%)	$889,723
Plus: Depreciation	64,841	(3%)	66,880
Plus: Amortization of intangible assets	63,011	(7%)	67,690
Adjusted EBITDA (non-GAAP basis)	$948,110	(7%)	$1,024,293
Corporate - General and administrative expense (non-GAAP basis)	47,778	5%	45,566
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$995,888	(7%)	$1,069,859
*** Not meaningful

Adjusted EBITDA margin was 33% (without corporate expense) and 32% including corporate. Our total Adjusted EBITDA decreased $76.2 million or 7% in 2021 compared to 2020. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decrease in political revenue in 2021, following the 2020 presidential election year.

Free cash flow reconciliation

Reconciliations from “Net income attributable to TEGNA Inc.” to “Free cash flow” are presented below (in thousands):

	Two-year period ended December 31,
	2021	2020
Net Income attributable to TEGNA Inc. (GAAP basis)	$959,733	$769,013
Plus: Provision for income taxes	289,774	243,715
Plus: Interest expense	395,944	415,764
Plus: M&A-related costs	8,326	35,344
Plus: Depreciation	131,721	127,405
Plus: Amortization	130,701	117,794
Plus: Stock-based compensation	51,821	40,452
Plus: Company stock 401(k) contribution	33,611	26,027
Plus: Syndicated programming amortization	141,752	131,835
Plus: Reimbursement from Company-owned life insurance policies	1,005	—
Plus: Workforce restructuring expense	1,021	7,385
Plus: Advisory fees related to activism defense	39,698	29,167
Plus: Cash dividend from equity investments for return on capital	11,806	7,698
Plus: Cash reimbursements from spectrum repacking	18,122	30,154
Plus: Other non-operating items, net	27,204	22,069
Plus: Net loss attributable to redeemable noncontrolling interest	1,227	(15)
Less: Income tax payments	(264,053)	(168,934)
Less: Spectrum repacking reimbursement and other, net	(12,262)	(15,290)
Less: Equity income in unconsolidated investments, net	(684)	(20,546)
Less: Syndicated programming payments	(147,305)	(132,715)
Less: Pension contributions	(11,470)	(28,234)
Less: Interest payments	(380,569)	(386,852)
Less: Purchases of property and equipment	(108,575)	(133,855)
Free cash flow (non-GAAP basis)	$1,318,548	$1,117,381

Revenue	$5,928,873	$5,237,277
Free cash flow as a % of revenue	22.2%	21.3%

Our free cash flow, a non-GAAP performance measure, was $1.32 billion and $1.12 billion for the two-year periods ended December 31, 2021 and 2020, respectively. The increase in free cash flow is primarily due to increases in retransmission and political revenue.

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

The COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including our employees, consumer behavior, distribution of our content, our vendors, and the overall market. The full impact of the COVID-19 pandemic, particularly with regard to the broader advertising industry, remains uncertain and continues to evolve. However, during 2021, the U.S. economy continued on a path towards recovery with millions of Americans receiving COVID-19 vaccines, states and municipalities increasingly reopening and continued growth in employment, although the development of new variants of the virus continues to cause concern. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with stimulus bolstering household finances as well as those of small businesses, states and municipalities.

The improving conditions around the pandemic, coupled with strategic actions we’ve taken with our 2020 and 2019 debt refinancings and reduction of discretionary spending, have helped strengthen our financial position. On March 29, 2021, we announced that our Board of Directors approved a dividend increase of ten cents per share on an annual basis, to $0.38 per common share, which represents an approximately 36% increase above the prior dividend. We paid dividends totaling $78.5 million in 2021 and $76.5 million in 2020. We expect to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement.

As of December 31, 2021, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement, was 3.19x, well below the permitted leverage ratio of less than 5.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion.

Contractual obligations

An important use of our liquidity pertains to purchasing programming rights. Most of our stations have network affiliations agreements with major broadcast networks (ABC, CBS, NBC, and Fox). Under these agreements, the television networks produce and distribute programming to us in exchange for our stations commitments to air the programming at specified times and to pay the networks compensation at fixed or variable rates (such as a rate per number of MVPD subscribers accessing the programming). The network affiliation agreements generally have a three-year term. In addition, programming rights include acquired syndicated programming (television series and movies that are purchased on a group basis for use by our owned stations). These contracts typically cover a period of up to five years, with payments typically made over several years. As of December 31,2021, we had total programming commitments of $1.35 billion, of which $808.4 million will be settled within the next twelve months. See Note 11 to the consolidated financial statements for further details regarding programming commitments.

We also secure our on-air talent and other key personnel at our television stations through multi-year talent and employment agreements. We expect our contracts for talent and other key personnel will be renewed or replaced with similar agreements upon their expiration. As of December 31, 2021, amounts due under these contracts were approximately $236.8 million, of which approximately $133.6 million will be paid within the next twelve months.

Other material contractual obligations include our operating leases (see Note 7 to the consolidated financial statements for further details) as well as our long-term debt and interest payments (see ‘Long-term debt’ section below, as well as Note 5 to the consolidated financial statements for further details).

Cash Flows

The following table provides a summary of our cash flow information for the three years ended December 31, 2021 followed by a discussion of the key elements of our cash flows (in thousands):

	2021	2020	2019
Cash at beginning of year	$40,968	$29,404	$135,862

Operating activities:
Net income	478,197	482,763	286,235
Depreciation, amortization and other non-cash adjustments	204,461	202,189	156,858
Pension expense, net of pension contribution	(19,139)	(10,400)	(19,447)
(Increase) decrease in accounts receivable	(88,687)	27,474	(86,245)
(Decrease) increase in interest and taxes payable	(53,303)	66,466	(8,284)
Other, net	(19,917)	36,644	(31,644)
Net cash flows from operating activities	501,612	805,136	297,473

Investing activities:
Payments for acquisitions of businesses, net of cash acquired	(13,335)	(34,841)	(1,514,183)
All other investing activities	(55,921)	(24,680)	(49,287)
Net cash used for investing activities	(69,256)	(59,521)	(1,563,470)

Net cash (used for) provided by financing activities	(416,335)	(734,051)	1,159,539

Net change in cash	16,021	11,564	(106,458)
Cash at end of year	$56,989	$40,968	$29,404

Operating Activities

Cash flow from operating activities was $501.6 million in 2021, compared to $805.1 million in 2020. This $303.5 million decrease was primarily driven by a $385.0 million decrease in political revenue. As political advertisements are typically paid upfront, they provide an immediate benefit to operating cash flow as compared to non-political advertising which is billed and collected in arrears after the advertisement has been delivered. Also contributing to the decrease was an increase in tax payments of $94.3 million in 2021 as compared to 2020. This increase was driven by the adverse impact of COVID-19 on our 2020 financial results, particularly during the first six months of 2020. The subsequent recovery in demand for advertising thereafter resulted in an increase in our taxable income and led to the increase in tax payments in 2021. Partially offsetting the decline in operating cash flow was a $21.0 million decline in interest payments due to a lower average debt balance in 2021, mainly driven by a lower average balance on our revolving credit facility.

Investing Activities
Cash flow used for investing activities was $69.3 million in 2021, compared to $59.5 million in 2020. The increase of $9.8 million was primary due to a $17.6 million increase in the purchase of property and equipment, a decrease in spectrum reimbursement of $8.2 million and $21.5 million less being spent on acquisitions in 2021 as compared to 2020.

Financing Activities

Cash flow used for financing activities was $416.3 million in 2021, compared to $734.1 million in 2020. The change was primarily due to debt activity in 2020. Specifically, in January 2020 we issued $1.0 billion of unsecured notes, the proceeds of which were used to redeem $650.0 million of unsecured notes due in October 2023 and $310.0 million due in July 2020. Additionally, in September 2020 we issued $550 million of senior unsecured notes. In October 2020, we repaid the entire $350 million aggregate principal amount of our 4.875% senior unsecured notes due in 2021 and $188 million aggregate principal amount of our 5.500% senior unsecured notes due in 2024. We incurred fees of $41.4 million related to this debt activity and an amendment of the revolving credit facility.

We also had net repayments of $189.0 million on our revolving credit facility in 2021 as compared to net repayments of $548.0 million in 2020. In addition, in 2021 we repaid the remaining $137 million of our 5.500% unsecured senior notes, which were due in September 2024.

For a comparative discussion of changes in our cash flow comparing the years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Financial Position” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

Long-term debt

As of December 31, 2021, our total principal debt outstanding was $3.26 billion, cash and cash equivalents totaled $57.0 million, and we had unused borrowing capacity of $1.33 billion under our revolving credit facility, which is our primary source for funding short-term cash requirements. As of December 31, 2021, approximately $3.09 billion, or 95%, of our debt had a fixed interest rate. See “Note 5 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt.

On December 3, 2021 we utilized available cash and our revolving credit facility to repay the remaining $137 million of our 5.500% unsecured senior notes, which were due in September 2024. We incurred $1.3 million of early redemption fees and wrote off $1.2 million of unamortized financing fees and discounts related to this early payoff of the 2024 notes.

We expect our existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months and beyond. Our interest payments may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. Interest payments on the senior notes are based on the stated cash coupon rate. As of December 31, 2021, we had future interest payments on our senior notes of $1.00 billion, of which $160.3 million will be paid within the next twelve months. We also had $166.0 million of outstanding borrowings under our revolving credit facility as of December 31, 2021. Future interest payments on the revolving credit facility are not known with certainty as payments into and out of the credit facility can change daily and interest payments are based on variable interest rates. For illustrative purposes, assuming the December 31, 2021 revolving credit facility balance does not change during 2022 and rates remain at the same level as those existing as of December 31, 2021, we estimate interest payments in 2022 will be approximately $5.3 million.

The following schedule discloses future annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2021
2022	$—
2023	—
2024 (1)	166,000
2025	—
2026	550,000
Thereafter	2,540,000
Total	$3,256,000

(1) Assumes the current revolving credit facility borrowings come due in 2024 and the revolving credit facility is not extended.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. As of December 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Capital stock

In December 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. From 2019 through 2021, no shares were repurchased. Certain of the shares we previously acquired have been reissued in settlement of employee stock awards. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

Our common stock outstanding as of December 31, 2021, totaled 221,406,177 shares, compared with 219,500,272 shares as of December 31, 2020.

Critical accounting policies and estimates

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

Goodwill: As of December 31, 2021, our goodwill balance was $2.98 billion and represented approximately 43% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

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

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2021, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our one reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a control premium. In the fourth quarter of 2021 we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value. We do not believe that the reporting unit is currently at risk of incurring a goodwill impairment in the foreseeable future.

Impairment assessment inherently involves management judgments regarding the assumptions described above. Fair value of the reporting unit also depends on the future strength of the economy in our principal media markets. New and developing competition as well as technological change could also adversely affect our stock price and future fair value estimates.

Indefinite Lived Intangibles: This category consists entirely of FCC broadcast licenses related to our acquisitions of television stations. As of December 31, 2021, indefinite lived intangible assets were $2.12 billion and represented approximately 31% of our total assets.

The FCC broadcast licenses are recorded at their estimated fair value as of the date of the business acquisition. We determine the fair value of each FCC broadcast license using an income approach referred to as the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and a discount rate (determined using a weighted average cost of capital). Because these licenses are considered indefinite lived intangible assets we do not amortize them. Instead, they are tested for impairment annually (on the first day of our fourth quarter), or more often if circumstances dictate, for impairment and written down to fair value as required.

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2021, we elected not to perform the optional qualitative assessment, and instead performed the quantitative impairment assessment for all of our FCC broadcast licenses. We have FCC licenses acquired in the KFMB-San Diego station acquisition in 2018 as well as those acquired in our 2019 acquisitions (Gray stations, Dispatch stations, and Nexstar stations), which represented an aggregate carrying value of $897.7 million. These licenses have more limited headroom due to the fact that we recently recorded them at fair value upon their respective acquisition, and as a result are more susceptible to the risk of impairment due to changes in underlying market factors.

The quantitative analysis performed included projected estimated economic impacts from the COVID-19 pandemic. Changes in key fair value assumptions used in our analysis could result in future non-cash impairment charges, and any related impairment could have a material adverse impact on our results of operations. Changes in key fair value assumptions that could result in a future impairment charge include increases in discount rates and declines in market revenues. A 100 basis point increase in our discount rate or a 10% decline in market revenues (holding all other assumptions in the fair value model constant) would result in an aggregate impairment charge of approximately $17.0 million or less.

Pension Liabilities: Certain employees participate in qualified and non-qualified defined benefit pension plans (see Note 6 to consolidated financial statements). Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). We also sponsor the TEGNA Supplemental Retirement Plan (SERP) for certain employees. Substantially all participants in the TRP and SERP had their benefits frozen before 2009, and in December 2017, we froze all remaining accruing benefits for certain grandfathered SERP participants.

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

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. For 2021, we assumed a rate of 6.50% for our long-term expected return on pension assets used for our TRP plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a plus or minus 50 basis points change in the expected rate of return on pension assets (with all other assumptions held constant) would have decreased or increased estimated pension plan expense for 2021 by approximately $2.7 million. The effects of actual results differing from this assumption is accumulated as unamortized gains and losses.

For the December 31, 2021 measurement, the assumption used for the discount rate was 2.89% for our TRP and SERP plans. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a plus or minus 50 basis points change in the discount rate as of the end of 2021 (with all other assumptions held constant) would have decreased or increased plan obligations by approximately $30.9 million. For 2021, the discount rate used to determine the pension expense was 2.54%. A 50 basis points increase or decrease in this discount rate would have decreased or increased total pension plan expense for 2021 by approximately $0.6 million.

Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2021, deferred tax asset valuation allowances totaled $41.9 million, primarily related to federal and state capital losses, accrued compensation costs, minority investments, state interest disallowance carryovers, and state net operating losses available for carry forward to future years. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates and changes in the market value of financial instruments. Our main exposure to market risk relates to interest rates. We had $166.0 million in floating interest rate obligations outstanding on December 31, 2021, and therefore are subject to changes in the amount of interest expense we might incur. A 50 basis point increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $0.8 million. Refer to Note 8 to the consolidated financial statements for information regarding the fair value of our long-term debt.

We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of TEGNA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TEGNA Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment assessments for certain FCC broadcast licenses acquired in the KFMB, Gray stations, Dispatch stations, and Nexstar stations acquisitions

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated FCC broadcast licenses balance was $2.1 billion as of December 31, 2021, of which $897.7 million related to FCC broadcast licenses acquired in the KFMB, Gray stations, Dispatch stations, and Nexstar stations acquisitions. In 2021, the Company elected to perform a quantitative impairment assessment for all FCC licenses. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. Fair value is estimated by management using an income approach called the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including but not limited to market revenues, estimated profit margins based on market size and station type, and the discount rate (determined by management using a weighted average cost of capital).

The principal considerations for our determination that performing procedures relating to the impairment assessments for certain FCC broadcast licenses acquired in the KFMB, Gray stations, Dispatch stations, and Nexstar stations acquisitions is a critical audit matter are the significant judgment by management when developing the fair value measurement of the FCC broadcast licenses. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market revenues, estimated profit margins based on market size and station type, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments, including controls over the valuation of the Company’s FCC broadcast licenses for certain licenses acquired in the KFMB, Gray stations, Dispatch stations, and Nexstar stations acquisitions. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to market revenues, estimated profit margins based on market size and station type, and the discount rate. Evaluating management’s assumptions related to market revenues and estimated profit margins based on market size and station type involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia
March 1, 2022

We have served as the Company’s auditor since 2018.

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
	Dec. 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$56,989	$40,968
Accounts receivable, net of allowances of $4,371 and $7,035, respectively	642,280	550,755
Other receivables	15,496	14,031
Syndicated programming rights	53,100	47,331
Prepaid expenses and other current assets	19,724	19,509
Total current assets	787,589	672,594
Property and equipment
Land	86,447	86,456
Buildings and improvements	341,112	329,088
Equipment, furniture and fixtures	615,531	593,517
Construction in progress	10,761	17,398
Total	1,053,851	1,026,459
Less accumulated depreciation	(586,656)	(556,100)
Net property and equipment	467,195	470,359
Intangible and other assets
Goodwill	2,981,587	2,968,693
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $298,593 and $235,582, respectively	2,441,488	2,503,644
Right-of-use assets for operating leases	87,279	97,190
Investments and other assets	152,508	136,219
Total intangible and other assets	5,662,862	5,705,746
Total assets	$6,917,646	$6,848,699

TEGNA Inc. CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts
	Dec. 31,
	2021	2020

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$72,996	$58,049
Accrued liabilities
Compensation	55,179	46,213
Interest	45,905	47,249
Contracts payable for programming rights	98,534	130,522
Other	91,098	78,219
Income taxes payable	11,420	63,923
Total current liabilities	375,132	424,175
Noncurrent liabilities
Deferred income tax liability	548,374	530,240
Long-term debt	3,231,970	3,553,220
Pension liabilities	58,063	85,908
Operating lease liabilities	88,970	99,337
Other noncurrent liabilities	79,102	82,791
Total noncurrent liabilities	4,006,479	4,351,496
Total liabilities	4,381,611	4,775,671

Commitments and contingent liabilities (see Note 11)

Redeemable noncontrolling interest (see Note 11)	$16,129	$14,933

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	113,267
Retained earnings	7,459,380	7,075,640
Accumulated other comprehensive loss	(97,216)	(121,076)
Less treasury stock at cost, 103,012,455 shares and 104,918,360 shares, respectively	(5,194,618)	(5,334,155)
Total equity	2,519,906	2,058,095
Total liabilities, redeemable noncontrolling interest and equity	$6,917,646	$6,848,699
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
	Year ended Dec. 31,
	2021	2020	2019

Revenues	$2,991,093	$2,937,780	$2,299,497

Operating expenses:
Cost of revenues[1]	1,598,759	1,503,287	1,228,237
Business units - Selling, general and administrative expenses	396,446	365,601	326,804
Corporate - General and administrative expenses	68,127	73,295	80,144
Depreciation	64,841	66,880	60,525
Amortization of intangible assets	63,011	67,690	50,104
Spectrum repacking reimbursements and other, net (see Note 10)	(2,307)	(9,955)	(5,335)
Total	2,188,877	2,066,798	1,740,479
Operating income	802,216	870,982	559,018

Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(9,713)	10,397	10,149
Interest expense	(185,650)	(210,294)	(205,470)
Other non-operating items, net	6,825	(34,029)	11,960
Total	(188,538)	(233,926)	(183,361)

Income before income taxes	613,678	637,056	375,657
Provision for income taxes	135,481	154,293	89,422
Net Income	478,197	482,763	286,235
Net (income) loss attributable to redeemable noncontrolling interest	(1,242)	15	—
Net income attributable to TEGNA Inc.	$476,955	$482,778	$286,235

Earnings per share - basic	$2.15	$2.20	$1.32

Earnings per share - diluted	$2.14	$2.19	$1.31

Weighted average number of common shares outstanding:
Basic shares	221,504	219,232	217,138
Diluted shares	222,471	219,733	217,977
1Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
	Year ended Dec. 31,
	2021	2020	2019

Net income	$478,197	$482,763	$286,235
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	743	138	(774)
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	5,217	6,209	5,764
Actuarial gain (loss) arising during the period	4,463	22,574	(13,822)
Pension payment timing related charge	946	—	686
Pension and other postretirement benefit items	10,626	28,783	(7,372)
Unrealized gain on available-for-sale investment during the period	20,800	—	—
Other comprehensive income (loss), before tax	32,169	28,921	(8,146)
Income tax effect related to components of other comprehensive income (loss)	(8,309)	(7,400)	2,060
Other comprehensive income (loss), net of tax	23,860	21,521	(6,086)
Comprehensive income	502,057	504,284	280,149
Comprehensive loss attributable to redeemable non-controlling interest	(1,242)	15	—
Comprehensive income attributable to TEGNA Inc.	$500,815	$504,299	$280,149
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars	Year ended Dec. 31,
	2021	2020	2019

Cash flows from operating activities:
Net income	$478,197	$482,763	$286,235
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	64,841	66,880	60,525
Amortization of intangible assets	63,011	67,690	50,104
Stock-based compensation	31,515	20,306	20,146
Company stock 401(k) contribution	17,142	16,469	9,558
Amortization of deferred financing costs, debt discounts and premiums	8,323	20,251	12,012
Losses (gains) on assets	—	12,457	(7,402)
Provision for deferred income taxes	9,916	8,533	22,064
Equity loss (income) in unconsolidated investees, net	9,713	(10,397)	(10,149)
Pension contributions, net of income	(19,139)	(10,400)	(19,447)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(88,687)	27,474	(86,245)
Increase (decrease) in accounts payable	14,947	7,245	(29,526)
(Decrease) increase in interest and taxes payable	(53,303)	66,466	(8,284)
Increase in deferred revenue	1,589	1,013	1,007
Changes in other assets and liabilities, net	(36,453)	28,386	(3,125)
Net cash flows from operating activities	501,612	805,136	297,473
Cash flows from investing activities:
Purchase of property and equipment	(63,076)	(45,499)	(88,356)
Reimbursement from spectrum repacking	4,942	13,180	16,974
Payments for acquisitions of businesses and other assets, net of cash acquired	(13,335)	(34,841)	(1,514,183)
Payments for investments	(1,791)	(2,415)	(4,986)
Proceeds from investments	3,701	5,028	4,698
Proceeds from sale of businesses and assets	303	5,026	22,383
Net cash used for investing activities	(69,256)	(59,521)	(1,563,470)
Cash flows from by financing activities:
(Payments of) proceeds from borrowings under revolving credit facilities, net	(189,000)	(548,000)	853,000
Proceeds from borrowings	—	1,550,000	1,100,000
Debt repayments	(137,000)	(1,623,000)	(710,000)
Payments for debt issuance and premiums for early redemption costs	(1,256)	(41,378)	(22,018)
Dividends paid	(78,465)	(76,465)	(60,624)
Other, net	(10,614)	(9,208)	(819)
Proceeds from sale of minority ownership interest in Premion	—	14,000	—
Net cash (used for) provided by financing activities	(416,335)	(734,051)	1,159,539
Increase (decrease ) in cash	16,021	11,564	(106,458)
Balance of cash at beginning of year	40,968	29,404	135,862
Balance of cash at end of year	$56,989	$40,968	$29,404

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$179,164	$84,889	$84,045
Cash paid for interest	$179,803	$200,766	$186,086

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

In thousands of dollars, except per share data
		TEGNA Inc. Shareholders’ Equity
	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance as of Dec. 31, 2018	$—	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$1,340,924
Net Income	—	—	—	286,235	—	—	286,235
Other comprehensive loss, net of tax	—	—	—	—	(6,086)	—	(6,086)
Total comprehensive income							280,149
Dividends declared: $0.28 per share	—	—	—	(60,659)	—	—	(60,659)
Company stock 401(k) contribution	—	—	(23,090)	—	—	32,648	9,558
Stock-based awards activity	—	—	(51,990)	—	—	51,170	(820)
Stock-based compensation	—	—	20,146	—	—	—	20,146
Other activity	—	—	1,079	—	—	—	1,079
Balance as of Dec. 31, 2019	$—	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net Income (loss)	(15)	—	—	482,778	—	—	482,778
Other comprehensive loss, net of tax	—	—	—	—	21,521	—	21,521
Total comprehensive income							504,299
Dividends declared: $0.28 per share	—	—	—	(61,278)	—	—	(61,278)
Company stock 401(k) contribution	—	—	(71,808)	—	—	88,277	16,469
Stock-based awards activity	—	—	(80,805)	—	—	71,598	(9,207)
Stock-based compensation	—	—	20,306	—	—	—	20,306
Sale of minority interest in Premion	14,000	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	948	—	—	(948)	—	—	(948)
Other activity	—	—	(1,923)	—	—	—	(1,923)
Balance as of Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net Income	1,242	—	—	476,955	—	—	476,955
Other comprehensive loss, net of tax	—	—	—	—	23,860	—	23,860
Total comprehensive income							500,815
Dividends declared: $0.36 per share	—	—	—	(78,466)	—	—	(78,466)
Company stock 401(k) contribution	—	—	(32,777)	(14,795)	—	64,714	17,142
Stock-based awards activity	—	—	(85,436)	—	—	74,823	(10,613)
Stock-based compensation	—	—	31,515	—	—	—	31,515
Adjustment of redeemable noncontrolling interest to redemption value	(46)	—	—	46	—	—	46
Other activity	—	—	1,372	—	—	—	1,372
Balance as of Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906

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

COVID-19 pandemic: Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. The COVID-19 pandemic has brought unprecedented challenges including widespread economic and social change throughout the United States. The U.S. economy continued on a path to recovery during 2021 with millions of Americans receiving COVID-19 vaccines, states/municipalities increasingly reopening and continued growth in employment. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the stimulus bolstering household finances as well as those of small businesses, states and municipalities. Our AMS revenues were most negatively impacted by the pandemic in the second quarter of 2020 but since then AMS has improved as steps toward economic re-opening were implemented and as federal government stimulus programs were enacted. However, there continues to be considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business.

The impact of COVID-19 and the extent of its adverse impact on our financial and operating results will be dictated by the degree to which the pandemic continues to affect our advertising customers. This will depend on future pandemic-related developments including the severity of COVID-19 variants, disruptions to our customers’ supply chains and impacts to their advertising and marketing purchasing patterns, the effectiveness, distribution and acceptance of COVID-19 vaccines and booster shots, consumer confidence; and U.S. government actions to prevent and manage the virus spread, all of which are uncertain and cannot be predicted. While we use the best information available in developing significant estimates included in our financial statements, the effects of the pandemic on our operations may not be fully realized, or reflected in our financial results, until future periods. As such, actual results could differ from our estimates and these differences resulting from changes in facts and circumstances could be material.

Basis of presentation: The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities for which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity income in unconsolidated investments, net” in the Consolidated Statements of Income. In 2021, we reclassified amounts previously recorded as noncurrent "Income taxes" to "Other noncurrent liabilities" in the Consolidated Balance Sheets and, as a result, the prior year balance has been reclassified to conform to current year presentation.

Segment presentation: We operate one operating and reportable segment, which primarily consists of our 64 television stations and two radio stations operating in 51 markets. Our reportable segment structure has been determined based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth, unemployment and demand for our products and services, including the impacts of the COVID-19 pandemic on these trends. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. Bad debt expense is included in “Business units - Selling, general and administrative expenses” on our Consolidated Statements of Income. In 2021, we had a net reversal of bad debt expense of $0.7 million, resulting from improved collections during 2021. We had bad debt expense of $8.0 million in 2020 and $2.4 million in 2019. Write-offs of trade receivables (net of recoveries) were $1.9 million in 2021, $4.7 million in 2020 and $3.0 million in 2019.

Property and equipment: Property and equipment are recorded at cost, and depreciation expense is recorded generally on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are generally: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, 3 to 25 years. Expenditures for maintenance and repairs are expensed as incurred. During 2021, 2020 and 2019, we had expenditures related to the Federal Communication Commission’s (FCC) repack project. See Note 11 for further discussion.

Valuation of long-lived assets: We review the carrying amount of long-lived assets (mostly property and equipment and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment charges in 2021 and 2019 related to long-lived assets. See Note 10 for further discussion.

Goodwill and indefinite-lived intangible assets: The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

Our goodwill balance was $2.98 billion and $2.97 billion as of December 31, 2021 and 2020, respectively. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances indicate that the fair value of our reporting unit may be below its carrying amount.

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2021, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a reasonable control premium. In the fourth quarter of 2021, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value.

We also have significant intangible assets with indefinite lives associated with FCC broadcast licenses related to our acquisitions of television and radio stations. The FCC broadcast licenses are recorded at their estimated fair value at the date of acquisition. Fair value is estimated using an income approach called the Greenfield method, which utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and a discount rate (determined using a weighted average cost of capital). Since these licenses are considered indefinite lived intangible assets we do not amortize them, rather they are tested for impairment annually (first day of our fourth quarter), or more often if circumstances dictate, for impairment and written down to fair value as required. We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset.

In 2021, we elected to perform the quantitative assessment for all of our FCC licenses. We have FCC licenses acquired in the KFMB acquisition as well as those acquired in our 2019 acquisitions (Gray stations, Dispatch stations, and Nexstar stations), which represented an aggregate carrying value of $897.7 million. These licenses have more limited headroom due to the fact that we recently recorded them at fair value upon their respective acquisition, and as a result are more susceptible to the risk of impairment due to changes in underlying market factors. To estimate the fair values for the FCC broadcast licenses, we applied an income approach, using the Greenfield method. The results of our 2021 annual impairment test of FCC broadcast licenses indicated the fair value of each license exceeded its carrying amount; and therefore, no impairment charge was recorded. However, material adverse changes in any of the significant valuation inputs, including changes as a result of the uncertainty surrounding the COVID-19 pandemic, could result in future declines in the fair value of these FCC license assets, and could result in non-cash impairment charges which could have a material adverse impact on our on future results from operations.
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

Investments in the equity of non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as a non-operating expense on our Consolidated Statements of Income. As of December 31, 2021 and 2020, such investments totaled $20.3 million. During 2021, we recorded a $1.9 million gain one of these investments and a $1.9 million impairment on a different investment. During 2020, we recorded a $9.2 million impairment related to the decline in fair value of one or our investees. During 2019, we recorded gains of $5.9 million due to an observable price increase in two such investments.

We also hold a debt security investment issued by MadHive, Inc. (MadHive), that we classify as an available-for-sale investment. Under the terms of our investment agreement, our debt investment may converted into an equity investment based on the occurrence of certain specified events. This investment is carried at fair value. Unrealized gains/losses on this investment are included within “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet. Gains and losses will be recognized in our Consolidated Statements of Income when realized. See Note 3, Note 8 and Note 11 for additional information.

Our television stations are party to program broadcasting contracts which provide us with rights to broadcast syndicated programs, original series and films. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Program assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based on when the programming is expected to air. Expense is recognized on a straight line basis which appropriately matches the cost of the programs with the revenues associated with them. During 2021, 2020 and 2019, we incurred programming expense of $70.7 million, $71.1 million and $60.8 million, respectively. Programming expense is included in “Cost of revenues” within our Consolidated Statements of Income. As of December 31, 2021, $53.1 million of programming assets existed which we expect to be expensed within the next twelve months. The liability for these contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the programs, but may be shorter.

We evaluate the net realizable value of our program broadcasting contract assets when a triggering event occurs, such as a change in our intended usage, or sustained lower than expected ratings for the program. Impairment analysis are performed at the syndicated program level (across all stations that utilize the program). We determine the net realizable value based on a projection of the estimated revenues less projected direct costs associated with the syndicated program (which is classified as Level 3 in the fair value hierarchy). If the future direct costs exceed expected revenues, impairment of the program asset may be required. No impairment charges were recognized in 2021, 2020 or 2019.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for over-the-top (OTT) streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a three year commercial reselling agreement with the affiliate. Gray’s investment allows it to sell its interest to Premion if there is a change in control of TEGNA or if the existing commercial agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Condensed Consolidated Balance Sheet in the caption “Redeemable noncontrolling interest.”

Treasury Stock: We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital (APIC) in our Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of APIC to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in APIC, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Consolidated Balance Sheets.

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
Our primary source of revenue is our subscription revenue from retransmission consent contracts with multichannel video programming distributors (e.g., cable and satellite providers) and over the top providers (companies that deliver video content to consumers over the Internet). Under these multi-year contracts, we have performance obligations to provide our customers with our stations’ signals, as well as our consent to retransmit those signals to their customers. Subscription revenue is recognized in accordance with the guidance for licensing intellectual property utilizing a usage based method. The amount of revenue earned is based on the number of subscribers to which our customers retransmit our signal, and the negotiated fee per subscriber included in our contract agreement. Our customers generally submit payments monthly, generally within 60-90 days after the month that the service was provided. Our performance obligations are satisfied, and revenue is recognized, as our customers retransmit our signal. This measure toward satisfaction of our performance obligations and recognition of revenue is the most appropriate as it aligns our revenue recognition with the value that we are delivering to our customers through our retransmission consent.
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
Our remaining revenue is comprised of various other services, primarily production services (for news content and commercials) and sublease tower rental income and distribution of our local news content. Revenue is recognized as these various services are provided to our customers.
In instances where we sell services from more than one revenue stream to the same customer at the same time, we recognize one contract and allocate the transaction price to each deliverable element (e.g., performance obligation) based on the relative fair value of each element.
Revenue earned by categories in 2021, 2020 and 2019 are shown below (amounts in thousands):

	2021	2020	2019
Subscription	$1,466,433	$1,286,611	$1,005,030
Advertising & Marketing Services	1,428,082	1,174,774	1,226,607
Political	60,573	445,535	38,478
Other	36,005	30,860	29,382
Total revenues	$2,991,093	$2,937,780	$2,299,497

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

Stock-based employee compensation: We grant restricted stock units (RSUs) and performance shares to employees as a form of compensation. The expense for the RSUs is based on the grant date fair value of the award and is generally recognized on a straight-line basis. Expense related to the performance share program is marked to market each month over the first two-year performance period, as the award provides the Leadership Development and Compensation Committee with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria. Expense under these programs is recognized over the requisite service period, which is typically a four-year period for RSUs and a three-year period for performance shares. Performance share expense for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 9 for further discussion.

Advertising and marketing costs: We expense advertising and marketing costs, such as costs to promote our brands, as they are incurred. Advertising expense was $9.8 million in 2021, $5.8 million in 2020 and $9.4 million in 2019, and are included in “Selling, general and administrative expenses” on the Consolidated Statements of Income.

London Interbank Offered Rate (LIBOR) Interest Rates: Effective after December 31, 2021 no new LIBOR based interest rate benchmarks will be originated for one week or two month durations. Rates for one day, one month, three month, six month and twelve month durations will continue be originated through June 2023. Under our revolving credit agreement we have the ability to draw loans based on two different interest rate indices, one of which is LIBOR based. We are able to draw loans based on the durations that continue to be originated through June 2023. We are working with our lenders to establish alternative interest rate measurements for periods subsequent to June 2023.

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

NOTE 2 – Goodwill and other intangible assets

We operate as one operating and reportable segment which includes the goodwill balances as of December 31, 2021 and 2020 shown below (in thousands):

Goodwill
Balance as of Dec. 31, 2019	$2,950,587
Adjustments	18,106
Balance as of Dec. 31, 2020	2,968,693
Business acquisition	12,894
Balance as of Dec. 31, 2021	$2,981,587

The following table displays indefinite-lived intangible assets and amortizable intangible assets as of December 31, 2021 and 2020 (in thousands):

	Gross	Accumulated Amortization	Net
Dec. 31, 2021
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,123,898	$—	$2,123,898
Amortizable intangible assets:
Retransmission agreements	235,215	(168,439)	66,776
Network affiliation agreements	309,503	(97,195)	212,308
Other	71,465	(32,959)	38,506
Total indefinite-lived and amortizable intangible assets	$2,740,081	$(298,593)	$2,441,488
Dec. 31, 2020
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,123,898	$—	$2,123,898
Amortizable intangible assets:
Retransmission agreements	235,215	(138,928)	96,287
Network affiliation agreements	309,503	(72,694)	236,809
Other	70,610	(23,960)	46,650
Total indefinite-lived and amortizable intangible assets	$2,739,226	$(235,582)	$2,503,644

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition and brand names which are also amortized on a straight-line basis over their useful lives.

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

The following table shows the projected annual amortization expense related to amortizable intangible assets existing as of December 31, 2021 (in thousands):

2022	$59,882
2023	53,467
2024	47,293
2025	28,468
2026	24,431
Thereafter	104,049
Total	$317,590

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	Dec. 31,
	2021	2020
Cash value life insurance	53,189	52,883
Available-for-sale debt security	$23,800	$3,000
Equity method investments	21,986	32,067
Other equity investments	20,331	20,271
Deferred debt issuance costs	5,805	9,378
Other long-term assets	27,397	18,620
Total	$152,508	$136,219

Cash value life insurance: We are the beneficiary of life insurance policies on the lives of certain employees/retirees, which are recorded at their cash surrender value as determined by the insurance carrier. These policies are utilized as a partial funding source for deferred compensation and supplemental executive retirement plan. Gains and losses on these investments are included in “Other non-operating items, net” within our Consolidated Statements of Income and were not material for all periods presented.

Available-for-sale debt security: Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet. As of December 31, 2021, we performed a market based fair value analysis which resulted in a fair value of $23.8 million for the debt security issued by MadHive that we hold. This available-for-sale debt security includes features that allow us to convert our investment into equity ownership upon the occurrence of certain events. The associated unrealized gain has been recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet. See Note 8 and Note 11 for additional information.

Other equity investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In 2021, we recognized a $1.9 million gain on one of these investments due to an observable price increase in the fair value of the investment. Also in 2021, we recorded a $1.9 million impairment charge, due to the decline in the fair value of a different investment. In 2020, we recorded a $9.2 million impairment charge due to the decline in the fair value of one of our investees. The impairment charges and gains were recorded within “Other non-operating items, net” in the Consolidated Statements of Income.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.

NOTE 4 – Income taxes

The provision (benefit) for income taxes consists of the following (in thousands):

2021	Current	Deferred	Total
Federal	$114,255	$15,400	$129,655
State and other	11,310	(5,484)	5,826
Total	$125,565	$9,916	$135,481

2020	Current	Deferred	Total
Federal	$123,882	$4,532	$128,414
State and other	21,878	4,001	25,879
Total	$145,760	$8,533	$154,293

2019	Current	Deferred	Total
Federal	$59,791	$21,345	$81,136
State and other	7,567	719	8,286
Total	$67,358	$22,064	$89,422

Income before income taxes attributable to TEGNA Inc. consists entirely of domestic income.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State taxes (net of federal income tax benefit)	2.6	3.3	3.1
Uncertain tax positions, settlements and lapse of statutes of limitations	0.3	(0.1)	(1.6)
Other valuation allowances, tax rate changes, & deferred adjustments	(1.7)	(0.1)	(1.7)
Valuation allowance on equity method investment	—	0.4	1.7
Non-deductible transactions costs	0.1	—	0.3
Net excess benefits or expense on share-based payments	(0.2)	(0.1)	0.4
Other, net	—	(0.2)	0.6
Effective tax rate	22.1%	24.2%	23.8%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

Deferred tax liabilities and assets were composed of the following as of December 31, 2021 and 2020 (in thousands):

	Dec. 31,
	2021	2020
Deferred tax liabilities
Accelerated depreciation	$67,697	$67,479
Accelerated amortization of deductible intangibles	534,438	536,740
Right-of-use assets for operating leases	21,648	24,220
Other	3,792	3,322
Total deferred tax liabilities	627,575	631,761
Deferred tax assets
Accrued compensation costs	24,147	18,559
Pension and post-retirement medical and life	17,400	25,523
Loss carryforwards	31,841	38,348
Operating lease liabilities	22,582	25,319
Other	25,160	37,239
Total deferred tax assets	121,130	144,988
Deferred tax asset valuation allowance	41,929	43,467
Total net deferred tax (liabilities)	$(548,374)	$(530,240)

As of December 31, 2021, we had approximately $74.0 million of capital loss carryforwards for federal and state purposes including $73.0 million of which will expire if not used prior to 2023, and the remainder of which will expire if not used prior to 2027. Capital loss carryforwards can only be utilized to the extent capital gains are recognized. As of December 31, 2021, we have established a valuation allowance on all federal and state capital loss carryforwards. As of December 31, 2021, we also had approximately $10.3 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2022 through 2040 and $6.8 million of state interest disallowance carryovers that do not expire.

Included in total deferred tax assets are valuation allowances of approximately $41.9 million as of December 31, 2021 and $43.5 million as of December 31, 2020, primarily related to federal and state capital losses, accrued compensation costs, minority investments, state interest disallowance carryovers, and state net operating losses available for carry forward to future years. If, in the future, we believe that it is more likely than not that these deferred tax assets will be realized, the valuation allowances will be reversed in the Consolidated Statements of Income.

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

The following table summarizes the activity related to deferred tax asset valuation allowances (in thousands):

	2021	2020	2019
Beginning at beginning of period	$43,467	$45,661	$125,894
Additions to valuation allowance	6,108	3,719	9,545
Reductions to valuation allowance	(7,646)	(5,913)	(89,778)
Balance at the end of the period	$41,929	$43,467	$45,661

Tax Matters Agreements

Prior to the May 31, 2017 spin-off of the Cars.com business, we entered into a Tax Matters Agreement with Cars.com Inc. that governs each company’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. The agreement provides that we will generally indemnify Cars.com against taxes attributable to assets or operations for all tax periods or portions thereof prior to the spin-off date including separately-filed U.S. federal, state, and foreign taxes. Our, 2017 tax year is currently under examination by the Internal Revenue Service and the relevant federal statute of limitations remains open until December 31, 2022.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

	2021	2020	2019
Change in unrecognized tax benefits
Balance at beginning of year	$7,435	$8,050	$12,843
Additions for tax positions of prior years	1,363	630	—
Reductions for tax positions of prior years	—	—	(959)
Settlements	—	—	(288)
Reductions due to lapse of statutes of limitations	(602)	(1,245)	(3,546)
Balance as of end of year	$8,196	$7,435	$8,050

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.8 million as of December 31, 2021, and $6.0 million as of December 31, 2020. This amount includes the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized expense from interest for uncertain tax positions of $0.7 million in 2021 while recording income of $1.7 million in 2019. We did not recognize income or expense in 2020. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was $0.7 million as of December 31, 2021 and $0.1 million as of December 31, 2020.

We file income tax returns in the U.S. and various state jurisdictions. The 2016 through 2021 tax years remain subject to examination by the Internal Revenue Service and state authorities. Tax years before 2016 remain subject to examination by certain states due to ongoing audits.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $0.5 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 5 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Dec. 31,
	2021	2020
Borrowings under revolving credit facility expiring August 2024	$166,000	$355,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	—	137,000
Unsecured notes bearing fixed rate interest at 4.75% due March 2026	550,000	550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,256,000	3,582,000
Debt issuance costs	(31,378)	(36,595)
Unamortized premiums and discounts, net	7,348	7,815
Total long-term debt	$3,231,970	$3,553,220

On December 3, 2021 we utilized available cash and our revolving credit facility to repay the remaining $137 million of our 5.500% unsecured senior notes, which were due in September 2024. We incurred $1.3 million of early redemption fees and wrote off $1.2 million of unamortized financing fees and discounts related to this early payoff of the 2024 notes. These charges were recorded in “Other non-operating items, net” line item within our Consolidated Statements of Income.

As of December 31, 2021, we had unused borrowing capacity of $1.33 billion under our revolving credit facility. As of December 31, 2021, we were in compliance with all covenants contained in our debt agreements and credit facility, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe that we will remain compliant with all covenants for the foreseeable future.

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule discloses annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2021
2022	$—
2023	—
2024 (1)	166,000
2025	—
2026	550,000
Thereafter	2,540,000
Total	$3,256,000
(1) Assumes current revolving credit facility borrowings come due in 2024 and credit facility is not extended.

NOTE 6 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure tables presented below include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans.

Pension costs, which primarily include costs for our qualified TRP and non-qualified SERP, are presented in the following table (in thousands):

	2021	2020	2019
Service cost-benefits earned during the period	$2	$7	$8
Interest cost on benefit obligation	15,887	19,487	23,066
Expected return on plan assets	(34,679)	(31,058)	(26,320)
Amortization of prior service cost	90	90	90
Amortization of actuarial loss	4,952	6,207	6,123
Pension payment timing related charge	946	—	686
(Income from) expense for company-sponsored retirement plans	$(12,802)	$(5,267)	$3,653

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

	Dec. 31,
	2021	2020
Change in benefit obligations
Benefit obligations as of beginning of year	$646,662	$613,695
Service cost	2	7
Interest cost	15,887	19,487
Actuarial (gain)/loss	(18,246)	48,491
Benefits paid	(35,874)	(35,018)
Settlements (1)	(2,597)	—
Benefit obligations as of end of year	$605,834	$646,662
Change in plan assets
Fair value of plan assets as of beginning of year	$552,996	$479,735
Actual gains return on plan assets	20,896	103,146
Employer contributions	6,337	5,133
Benefits paid	(35,874)	(35,018)
Settlements (1)	(2,597)	—
Fair value of plan assets as of end of year	$541,758	$552,996
Funded status as of end of year	$(64,076)	$(93,666)
Amounts recognized in Consolidated Balance Sheets
Accrued liabilities other—current	$(6,013)	$(7,758)
Pension liabilities—non-current	$(58,063)	$(85,908)
(1) Settlements represent lump sum benefit payments to certain SERP plan participants. When aggregate lump sums exceed the settlement threshold, pension payment timing related charges are incurred, and the lump sum payments prompting the charge are shown on a separate line from other benefit payments.

The actuarial gain in 2021 of $18.2 million was primarily due to an increase in the discount rate used to calculate the benefit obligations (which increased from 2.54% at December 31, 2020 to 2.89% as of December 31, 2021) which resulted in an actuarial gain of $22.1 million.

The actuarial loss in 2020 of $48.5 million was primarily due to decline in the discount rate used to calculate the benefit obligations (which declined from 3.29% at December 31, 2019 to 2.54% as of December 31, 2020) which resulted in an actuarial loss of $49.3 million.

The funded status (on a projected benefit obligation basis) of our principal retirement plans as of December 31, 2021, is as follows (in thousands):

	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$541,758	$543,029	$(1,271)
SERP (1)		62,444	(62,444)
All other		361	(361)
Total	$541,758	$605,834	$(64,076)
(1) The SERP is an unfunded, unsecured liability.

The accumulated benefit obligation for all defined benefit pension plans was $605.8 million as of December 31, 2021 and $646.6 million as of December 31, 2020. In December of 2019, a discretionary contribution was made to TRP of $12 million. No additional contributions were required in 2020 and 2021. We made payments to SERP participants of $6.3 million in 2021. Based on actuarial projections, we do not expect to make any contributions to the TRP in 2022. Cash payments of $5.9 million are expected to be made to our SERP participants in 2022.

The following table presents information for our retirement plans for which accumulated benefit obligation exceed assets (in thousands):

	Dec. 31,
	2021	2020
Accumulated benefit obligation	$605,817	$646,644
Fair value of plan assets	$541,758	$552,996

The following table presents information for our retirement plans for which projected benefit obligations exceed assets (in thousands):

	Dec. 31,
	2021	2020
Projected benefit obligation	$605,834	$646,662
Fair value of plan assets	$541,758	$552,996

The following table summarizes the pre-tax amounts recorded in accumulated other comprehensive loss that have not yet been recognized as a component of pension expense (in thousands):

	Dec. 31,
	2021	2020
Net actuarial losses	$(148,696)	$(159,057)
Prior service cost	(1,617)	(1,707)
Amounts in accumulated other comprehensive loss	$(150,313)	$(160,764)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), pre-tax, consist of the following (in thousands):

	2021	2020	2019
Current year net actuarial gain (loss)	$4,463	$23,597	$(13,060)
Amortization of actuarial loss	4,952	6,207	6,123
Amortization of previously deferred prior service costs	90	91	90
Pension payment timing related charges	946	—	686
Total	$10,451	$29,895	$(6,161)

Pension costs: The following assumptions were used to determine net pension costs:

	2021	2020	2019
Discount rate	2.54%	3.29%	4.34%
Expected return on plan assets	6.50%	6.75%	6.75%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historical capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31,
	2021	2020
Discount rate	2.89%	2.54%

Plan assets: The asset allocation for the TRP as of the end of 2021 and 2020, and target allocations for 2022, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2022	2021	2020
Equity securities	14%	10%	47%
Debt securities	86%	86%	50%
Other (including hedge funds and private real estate)	—%	4%	3%
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Target asset allocations are based on the funded status of the TRP (fair value of pension assets as a percentage of the projected pension obligation). During the fourth quarter of 2021, the target allocation was lowered for equity securities to 14% and increased debt securities to 86%. This was a result of the recent improvement in the funded status of the plan. In early 2022, we elected to switch our investment portfolio from being mostly actively managed to a passive (or indexed) investment strategy. Our actual investment return on our TRP assets was 4.5% for 2021, 23.5% for 2020 and 23.6% for 2019.

Cash flows: We estimate we will make the following benefit payments from either retirement plan assets or directly from our funds (in thousands):

2022	$42,856
2023	$39,907
2024	$39,852
2025	$40,302
2026	$39,965
2027 through 2031	$184,331

401(k) savings plan

Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, The TEGNA 401(k) Savings Plan. Employees can elect to contribute up to 50% of their compensation to the plan subject to certain limits.

For most participants, the plan’s 2021 matching formula is 100% of the first 4% of compensation that an employee contributes. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $17.1 million in 2021, $16.5 million in 2020 and $14.6 million in 2019. During 2021 and 2020, we settled the 401(k) employee company stock match obligation by issuing our common stock from treasury stock and depositing it in the participants’ accounts. During 2019, we settled the 401(k) employee company stock match obligation through a combination of buying our stock in the open market and issuing our common stock from treasury stock and depositing it in the participants’ accounts.

Multi-employer plan

We contribute to the AFTRA Retirement Plan (AFTRA Plan), a multi-employer defined benefit pension plan, under the terms of collective-bargaining agreements (CBA) that cover certain union-represented employees. The Employee Identification Number (EIN) and three-digit plan number of the AFTRA Plan is 13-6414972/001.

The AFTRA Plan reports for plan year (December 1, 2019 to November 30, 2020) that the AFTRA Plan was neither in endangered, critical, or critical and declining status in the Plan Year (e.g. 78% funded). A financial improvement plan or a rehabilitation plan is neither pending nor has one been implemented for the AFTRA Plan.

We make all required contributions to the AFTRA plan as determined under the respective CBAs. We contributed $2.9 million in 2021 and $2.4 million in each of 2020 and 2019. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2020.

Expiration dates of the CBAs in place range from January 26, 2022 to May 16, 2023. The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2021, 2020 and 2019.

NOTE 7 - Leases

We determine if an arrangement contains a lease at the agreement’s inception. Our portfolio of leases primarily consists of leases for the use of corporate offices, station facilities, equipment and for antenna/transmitter sites. Our lease portfolio consists entirely of operating leases, with most of our leases having remaining terms of less than 15 years. Operating lease balances are included in our right-of-use assets for operating leases, other accrued liabilities and operating lease liabilities on our Consolidated Balance Sheet.

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

The following table presents lease related assets and liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020 (in thousands):

	Dec. 31,
	2021	2020
Assets
Right-of-use assets for operating leases	$87,279	$97,190

Liabilities
Operating lease liabilities (current)[1]	$11,867	$12,250
Operating lease liabilities (non-current)	88,970	99,337
Total operating lease liabilities	$100,837	$111,587

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Consolidated Balance Sheets.

As of December 31, 2021, the weighted-average remaining lease term for our lease portfolio was 8.7 years and the weighted average discount rate used to calculate the present value of our lease liabilities was 4.9%.

For the years ended December 31, 2021, 2020 and 2019, we recognized lease expense of $17.8 million, $18.0 million, and $13.9 million respectively. In addition, in 2021, 2020 and 2019, we made cash payments for operating leases of $18.5 million, $17.1 million and $11.0 million, respectively, which are included in cash flows from operating activities on Consolidated Statements of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2021 (in thousands):

Future Period	Cash Payments
2022	$17,445
2023	16,485
2024	14,596
2025	12,197
2026	11,543
Thereafter	55,459
Total lease payments	127,725
Less: amount of lease payments representing interest	26,888
Present value of lease liabilities	$100,837

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

Equity investments in private companies that we do not significantly influence are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. In 2021, we recognized a $1.9 million gain on one such investment and a $1.9 million impairment charge on another, which related to fair value changes. These adjustments were a result of observable price changes in their fair values (Level 2). In 2020, we recorded a $9.2 million impairment charge due to the decline in the fair value of one of our investees. The fair value was determined using a market approach which was based significant inputs not observable in the market, and thus represented a Level 3 fair value measurement.

In 2021, we recorded an unrealized gain of $20.8 million due to the increase in the fair value of an available-for-sale debt security, which includes features that allow us to convert the investment into equity ownership upon the occurrence of certain events. The fair value of the available for sale debt security was determined to be $23.8 million. The valuation utilized a market based fair value approach relying on observable market data (Level 3). The unrealized gain has been recorded in "Accumulated other comprehensive loss” on the Consolidated Balance Sheet.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values due to the short-term nature of these instruments. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $3.40 billion as of December 31, 2021 and $3.79 billion as of December 31, 2020.

The below fair value tables relate to our TRP pension plan assets (in thousands):

Pension Plan Assets
Fair value measurement as of Dec. 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$544	$—	$—	$544
Corporate stock	25,324	—	—	25,324
Interest in registered investment companies	6,239	—	—	6,239
Total	$32,107	$—	$—	$32,107
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$22,356
Common collective trust - fixed income				465,842
Hedge fund				19,156
Partnership/joint venture interests				2,297
Total fair value of plan assets				$541,758

Fair value measurement as of Dec. 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$1,310	$—	$—	$1,310
Corporate stock	109,088	—	—	109,088
Interest in registered investment companies	71,000	—	—	71,000
Total	$181,398	$—	$—	$181,398
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$96,447
Common collective trust - fixed income				252,426
Hedge fund				18,033
Partnership/joint venture interests				4,692
Total fair value of plan assets				$552,996

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

Five of the investments in collective trusts are fixed income funds, whose strategy is to use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. The remaining three investments in collective trusts held by the Plan are invested in equity funds. The strategy of these funds is to generate returns predominantly from developed equity markets. These funds are generally redeemable with a short-term written or verbal notice. There are no unfunded commitments related to these types of funds.

Investments in partnerships are valued at the net asset value of our investment in the fund as reported by the fund managers. The Plan holds investments in two partnerships. One partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. The other partnership’s strategy is to generate returns through investment in developing equity markets. This fund is redeemable with a 30-day notice, subject to a withdrawal charge equal to 0.45% of the amount redeemed. Future funding commitments to our partnership investments totaled $0.7 million as of December 31, 2021 and 2020.

As of December 31, 2021, pension plan assets include one hedge fund which is a fund of hedge funds whose objective is to produce a return that is uncorrelated with market movements. Investments in the hedge fund are valued at the net asset value as reported by the fund managers. Shares in the hedge fund are generally redeemable twice a year or on the last business day of each quarter with at least 95 days written notice subject to a potential 5% holdback. There are no unfunded commitments related to the hedge funds.

We review audited financial statements and additional investor information to evaluate fair value estimates from our investment managers or fund administrator. Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the year.

NOTE 9 – Shareholders’ equity

As of December 31, 2021, and 2020, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. As of December 31, 2021, shareholders’ equity of TEGNA included 221.4 million shares that were outstanding (net of 103.0 million shares of common stock held in treasury). As of December 31, 2020, shareholders’ equity of TEGNA included 219.5 million shares that were outstanding (net of 104.9 million shares of common stock held in treasury). No shares of preferred stock were issued and outstanding as of December 31, 2021, or 2020.

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

Our earnings per share (basic and diluted) for 2021, 2020, and 2019 are presented below (in thousands, except per share amounts):

	2021	2020	2019
Net income	$478,197	$482,763	$286,235
Net (income) loss attributable to noncontrolling interest	(1,242)	15	—
Adjustment of redeemable noncontrolling interest to redemption value	46	(948)	—
Earnings available to common shareholders	$477,001	$481,830	$286,235

Weighted average number of common shares outstanding - basic	221,504	219,232	217,138
Effect of dilutive securities
Restricted stock	736	246	461
Performance share units	230	254	346
Stock options	1	1	32
Weighted average number of common shares outstanding - diluted	222,471	219,733	217,977

Earnings per share - basic	$2.15	$2.20	$1.32

Earnings per share - diluted	$2.14	$2.19	$1.31

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share units.

Share repurchase program

In December 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. From 2019 through 2021, no shares were repurchased. Certain of the shares we previously acquired have been reissued in settlement of employee stock awards. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

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

RSU program - We also issue stock-based compensation to employees in the form of RSUs. These awards generally entitle employees to receive at the end of a specified vesting period one share of common stock for each RSU granted, conditioned on continued employment for the relevant vesting period. RSUs vest 25% per year and settle annually. RSUs do not pay dividends or confer voting rights in respect of the underlying common stock during the vesting period. RSUs are valued based on the fair value of our common stock on the date of grant less the present value of the expected dividends not received during the relevant vesting period. The fair value of the RSU, less estimated forfeitures, is recognized as compensation expense ratably over the vesting period.

Total shareholder return program - Prior to 2018, senior executives participated in a performance share award plan (PSU) in which the number of shares that an executive receives is determined based upon how our total shareholder return (TSR) compares to the TSR of a peer group of companies during the three-year period. For this PSU award, we recognized the grant date fair value of each PSU, less estimated forfeitures, as compensation expense ratably over the incentive period. Fair value was determined by using a Monte Carlo valuation model. Each PSU is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of shares ultimately issued for each PSU award ranged from 0% to 200% of the award’s target. No PSUs were granted in 2021, 2020, and 2019.

We generally grant both RSUs and performance share awards annually to employees on March 1.

Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards (in thousands):

	2021	2020	2019
RSUs	$12,806	$11,686	$9,699
PSAs	18,709	8,620	9,277
PSUs	—	—	1,170
Total stock-based compensation	31,515	20,306	20,146
Total income tax benefit	8,082	4,297	4,354
Stock-based compensation net of tax	$23,433	$16,009	$15,792

RSUs: As of December 31, 2021, there was $26.3 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.5 years.

A summary of RSU awards is presented below:

	2021		2020		2019
RSU Activity	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	2,614,654	$13.09	2,132,936	$13.22	1,567,704	$14.65
Granted	1,282,636	17.83	1,416,300	13.39	1,356,848	13.09
Vested	(899,282)	13.21	(738,159)	14.03	(581,479)	16.31
Canceled	(155,720)	14.56	(196,423)	13.14	(210,137)	14.53
Unvested at end of year	2,842,288	$15.11	2,614,654	$13.09	2,132,936	$13.22

PSAs: The PSAs were first granted in 2018. As of December 31, 2021, there was $8.1 million of unrecognized compensation cost related to non-vested PSAs (holding valuation inputs as of December 31, 2021 constant). This amount will be recognized as expense over a weighted average period of 1.7 years. A summary for the PSAs activity is presented below:

	2021		2020		2019
PSAs Activity	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	1,142,879	$12.87	698,482	$12.26	450,085	$12.05
Granted	553,090	17.48	673,127	13.47	567,356	12.36
Vested	(646,635)	13.22	(151,511)	13.40	(261,286)	12.16
Canceled	(33,901)	14.20	(77,219)	12.50	(57,673)	12.08
Unvested at end of year	1,015,433	$15.04	1,142,879	$12.87	698,482	$12.26

PSUs: As of December 31, 2019, there was no unrecognized compensation cost related to non-vested PSUs as the last awards fully vested as of December 31, 2019.

A summary of our PSUs is presented below:

	2019
PSUs Activity	Target number of shares	Weighted average fair value
Unvested at beginning of year	250,840	$23.92
Granted	—	—
Vested	(228,287)	23.92
Canceled	(22,553)	23.92
Unvested at end of year	—	$—

Accumulated other comprehensive loss

The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities, foreign currency translation and an unrealized gain on our available-for-sale investment. The following tables summarize the components of, and changes in AOCL, net of tax (in thousands):

2021	Retirement Plans	Foreign Currency Translation (1)	Available-For-Sale Investment	Total
Balance at beginning of year	$(120,979)	$(97)	—	$(121,076)
Other comprehensive gain before reclassifications	3,316	552	15,419	19,287
Amounts reclassified from AOCL	4,573	—	—	4,573
Balance at end of year	$(113,090)	$455	$15,419	$(97,216)

2020	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(142,398)	$(199)	$(142,597)
Other comprehensive gain before reclassifications	16,779	102	16,881
Amounts reclassified from AOCL	4,640	—	4,640
Balance at end of year	$(120,979)	$(97)	$(121,076)

2019	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(136,893)	$382	$(136,511)
Other comprehensive income (loss) before reclassifications	(10,339)	(581)	(10,920)
Amounts reclassified from AOCL	4,834	—	4,834
Balance at end of year	$(142,398)	$(199)	$(142,597)
(1) Our entire foreign currency translation adjustment is related to our CareerBuilder investment. We record our share of foreign currency translation adjustments through our equity method investment.

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 6 and our other post-retirement benefits (health care and life insurance benefits). Reclassifications out of AOCL related to these post-retirement plans included the following (in thousands):

	2021	2020	2019
Amortization of prior service (credit) cost	$(481)	$(481)	$(481)
Amortization of actuarial loss	5,698	6,690	6,246
Pension payment timing related charges	946	—	686
Total reclassifications, before tax	6,163	6,209	6,451
Income tax effect	(1,590)	(1,569)	(1,617)
Total reclassifications, net of tax	$4,573	$4,640	$4,834

NOTE 10 – Spectrum repacking reimbursements and other, net

As events occur, or circumstances change, we may recognize non-cash impairment charges to reduce the book value of goodwill, other intangible assets and other long-lived assets or to record charges (gains) related to spectrum repacking reimbursements and other efforts, or unique events.

A summary of these items by year (pre-tax basis) is presented below (in thousands):

	2021	2020	2019
Reimbursement of spectrum repacking	$(4,942)	$(13,180)	$(16,974)
Property and equipment impairments (gains)	1,095	—	(2,880)
Intangible asset impairments and other charges	—	3,225	9,063
Contract termination and other costs related to national sales	1,540	—	5,456
Total spectrum repacking reimbursements and other, net	$(2,307)	$(9,955)	$(5,335)

Reimbursement of spectrum repacking: Some of our stations have had to purchase new equipment in order to comply with the FCC spectrum repacking initiative. As part of this initiative, the FCC is reimbursing companies for costs incurred to comply with the new requirements. In 2021, 2020 and 2019, we received $4.9 million, $13.2 million, $17.0 million of such reimbursements, which we have recorded as contra expense. All of our repacked stations have completed their transitions to their new channels.

Property and equipment impairments (gains): During 2021, we recorded $1.1 million impairment charges associated with the disposal of operating assets at several of our television stations. In 2019, we recognized a $2.9 million gain related to sale of one of our real estate properties.

Intangible asset impairments and other charges: In 2020, as a result of our annual impairment analysis we determined that a radio FCC license experienced a decline in value which resulted in a $1.1 million impairment charge. Also in 2020, we recognized a $2.1 million impairment charge in connection with eliminating the use of the Justice Network brand name and re-establishing the business under a new brand name called True Crime Network. In 2019, we recognized $9.1 million of impairment charges, related to assets classified as held-for sale.

Contract termination and other costs related to national sales: In 2021 and 2019, we incurred $1.5 million and $5.5 million charges associated with contract termination and other incremental transition costs related to bringing our national sales organization in-house. Prior to the transition we utilized a third party national marketing representation firm for our national television advertising.

NOTE 11 – Other matters

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

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, In re Local Television Advertising Litigation, 1:18-cv-06785, filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the DOJ in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. On November 6, 2020, the court denied the motion to dismiss. Fact discovery is now underway and, under the current schedule, is expected to be completed by December 30, 2022. We deny any violation of law, believe that the claims asserted in the Advertising Cases are without merit, and intend to defend ourselves vigorously against them.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

Commitments: The following table summarizes the expected cash outflow related to our commitments related to licensed broadcast agreements that are not recorded on our balance sheet as of December 31, 2021. Such obligations include future payments related to our programming contracts (in thousands). See Note 7 for further information on our lease commitments. We have $1.35 billion of commitments under programming contracts that include syndicated television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements. Certain network affiliation agreements include variable fee components such as a rate per number of subscribers, which in have been estimated based on current subscriber levels and reflected in the table below.

Year	Programming Contracts
2022	$808,378
2023	527,113
2024	10,224
2025	4,371
2026	2,823
Thereafter	398
Total	$1,353,307

Major Customers: Customers that purchase our advertising and marketing services are comprised of local, regional, and national advertisers across our markets. Our subscription revenue customers include cable operators and satellite providers for carriage of our television stations. In 2021, two customers purchased both advertising and marketing services and paid us compensation related to retransmission consent agreements, which payments in the aggregate represented more than 10% of consolidated revenues in 2021. These customers represented $410.8 million and $399.7 million of consolidated revenue in fiscal year ended December 31, 2021. In 2020 we had one major customer that purchased more than 10% of our revenue with $393.4 million, while we had two customers that purchased more than 10% of our revenue with $270.3 million and $251.2 million in 2019.

Related Party Transactions: We have an equity and debt investment in MadHive which is a related party of TEGNA. In addition to our investment, we also have commercial agreements with MadHive where they support our Premion business in acquiring OTT advertising inventory, as well as delivering and tracking the ad impressions. During the year ended December 31,

2021, we incurred expenses of $80.3 million as a result of the commercial agreements with MadHive. During the years ended December 31, 2020 and 2019, we incurred $55.1 million and $34.3 million of expenses respectively, under the commercial agreements. These expenses are recorded as “Cost of revenue” on our Consolidated Statements of Income. As of December 31, 2021 and 2020 we had accounts payable and accrued liabilities of $8.9 million and $13.5 million, respectively.

In December 2021, we renewed our two existing commercial agreements with MadHive. Simultaneously with the commercial agreement renewals, we also amended the terms of our existing available-for-sale convertible debt security with MadHive, which became effective on January 3, 2022. The amendments to the convertible debt agreement modified several items, including the conversion rights as well as the maturity date of the note. In exchange for the convertible debt modifications, we received favorable rates in our renewed commercial agreements. We estimated the fair value of our available-for-sale security at December 31, 2021 using a market fair value approach based on the cash we expect to receive upon maturity of the note and the estimated cash savings that the favorable contract rates will provide over the term of the commercial agreements. We expect to record a gain of $20.8 million in “Other non-operating items, net” in the Consolidated Statements of Income in the first quarter of 2022, when the terms of the amended convertible debt security become effective. In January 2022, we will also record an intangible contract asset for $20.8 million which will be amortized to expense over the noncancellable term of the commercial agreements of two years.

Sale of minority ownership interest in Premion: On March 2, 2020, we sold a minority ownership interest in Premion, LLC (Premion) for $14.0 million to an affiliate of Gray Television (Gray). In connection with that transaction, Premion and Gray entered into a commercial arrangement under which Gray resells Premion services across all of Gray’s 113 television markets. Our TEGNA stations and Gray each have the right to independently sell Premion’s inventory in markets where we both operate a local television station. The sale of spot television advertising is not part of this agreement, and Gray and our TEGNA stations continue to sell spot advertising for our respective stations without any involvement from the other party.

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

NOTE 12 – Subsequent Event

Merger Agreement

On February 22, 2022, TEGNA Inc., a Delaware corporation (the Company), entered into an Agreement and Plan of Merger (the Merger Agreement), with Teton Parent Corp., a newly formed Delaware corporation (Parent), Teton Merger Corp., a newly formed Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General L.P., a Delaware limited partnership (Standard General) and CMG Media Corporation, a Delaware corporation (CMG,) and certain of its subsidiaries. Parent, Merger Sub, the other subsidiaries of Parent, those affiliates of Standard General, CMG and those subsidiaries of CMG, are collectively, referred to as the “Parent Restructuring Entities.”

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the Merger), with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. The Merger Agreement provides that each share of common stock, par value $1.00 per share, of the Company (the Common Stock) outstanding immediately prior to the effective time of the Merger (the Effective Time), other than certain excluded shares, will at the Effective Time automatically be converted into the right to receive (i) $24.00 per share of Common Stock in cash, without interest, plus (ii) additional amounts in cash, without interest, if the Merger does not close within a certain period of time after the date of the Merger Agreement.

The Merger is subject to the approval of the Merger Agreement by the stockholders of the Company and the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close in the second half of 2022.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $163,000,000, and Parent will be required to pay the Company a termination fee of (i) $136,000,000 or (ii) $272,000,000, in each case under certain specified circumstances.

The Company has made customary representations, warranties and covenants in the Merger Agreement.

If the Merger is consummated, the shares of Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls or in other factors during our fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Your Board of Directors,” “The TEGNA Nominees,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “Proposal 1 – Election of Directors” in our 2022 proxy statement, or if the 2022 proxy statement is not filed within 120 days after December 31, 2021, then we will include such information in a Form 10-K/A we will file with the Securities and Exchange Commission (SEC) within such timeframe.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Executive Compensation,” “Director Compensation,” “Outstanding Director Equity Awards at Fiscal Year-End” AND “Proposal 1–Election of Directors – Related Transactions” in our 2022 proxy statement, or if the 2022 proxy statement is not filed within 120 days after December 31, 2021, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Equity Compensation Plan Information” and “Securities Beneficially Owned by Directors, Executive Officers and Principal Shareholders” in our 2022 proxy statement, or if the 2022 proxy statement is not filed within 120 days after December 31, 2021, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Director Nominees” under the heading “2022 Proxy Statement Summary: Snapshot of 2022 Director Nominees” and “Related Transactions” under the heading “Proposal 1 - Election of Directors” in our 2022 proxy statement, or if the 2022 proxy statement is not filed within 120 days after December 31, 2021, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information appearing under “Report of the Audit Committee” in our 2022 proxy statement, or if the 2022 proxy statement is not filed within 120 days after December 31, 2021, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

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

2-1
Agreement and Plan of Merger, dated as of February 22, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC.
Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on February 22, 2022.

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

3-2	By-laws, as amended through May 12, 2021.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Tenth Supplemental Indenture, dated as of July 29, 2013, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

4-5	Eleventh Supplemental Indenture, dated as of October 3, 2013, between TEGNA Inc. and U.S. Bank National Association as Trustee.	Incorporated by reference to Exhibit 4-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

4-6	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

4-7	Fourteenth Supplemental Indenture, dated as of January 9, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

4-8	Fifteenth Supplemental Indenture, dated as of September 10, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2020.

4-9	Description of Securities.	Incorporated by reference to Exhibit 4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2019.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

Exhibit Number	Exhibit	Location

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Incorporated by reference to Exhibit 10-4-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.
10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

Exhibit Number	Exhibit	Location

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Incorporated by reference to Exhibit 10-5-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-8	TEGNA Inc. 2020 Omnibus Incentive Compensation Plan.	Incorporated by reference to Appendix B to TEGNA Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2020.

10-9	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-10	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-10-1	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-10-2	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-10-3	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2021.

10-11	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.
10-11-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-11-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2018.

Exhibit Number	Exhibit	Location

10-11-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-7-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-11-4	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-11-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-11-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-11-7	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-12	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3-3 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-12-1	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-12-2	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2018.

10-12-3	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-7-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-12-4	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-12-5	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-12-6	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-12-7	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-13	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-14	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-15	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-15-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-16	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-16-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-16-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-17	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-18	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

Exhibit Number	Exhibit	Location

10-19	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-19-1	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-27-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-20	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-20-1	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-28-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-21	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-22	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

Exhibit Number	Exhibit	Location

10-23	Amendment and Restatement Agreement, dated as of August 5, 2013, to each of (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2002 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2002 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2002 Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2004 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2004 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC and SunTrust Bank, as documentation agents and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2005 Credit Agreement” and, together with the 2002 Credit Agreement and the 2004 Credit Agreement, the “Credit Agreements”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2005 Lenders” and, together with the 2002 Lenders and the 2004 Lenders, the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2005 Administrative Agent” and, together with the 2002 Administrative Agent and the 2004 Administrative Agent, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, by and between TEGNA Inc., the Guarantors under the Credit Agreements as of August 5, 2013, the Administrative Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as issuing lenders and the Lenders party thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-1	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-2	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A. as syndication agents.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

Exhibit Number	Exhibit	Location

10-23-3	Sixth Amendment, dated as of September 24, 2013, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010, and as further amended and restated pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-4	Seventh Amendment, dated as of February 13, 2015, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013 and as further amended by the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-23-5	Eighth Amendment, dated as of June 29, 2015, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Seventh Amendment thereto dated as of February 13, 2015, and the Sixth Amendment thereto dated September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A to the Eight Amendment.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-23-6	Ninth Amendment, dated as of September 30, 2016, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Eighth Amendment thereto, dated as of June 29, 2015, the Seventh Amendment thereto, dated as of February 13, 2015, and the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A, to the Ninth Amendment.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-23-7	Tenth Amendment, dated as of August 1, 2017, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2017.

10-23-8	Eleventh Amendment, dated as of June 21, 2018, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

Exhibit Number	Exhibit	Location
10-23-9	Twelfth Amendment, dated as of August 15, 2019, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2015, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, and as further amended as of June 21, 2018, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

10-23-10	Thirteenth Amendment, dated as of June 11, 2020, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018 and as further amended as of August 15, 2019, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 12, 2020.

10-24	Increased Facility Activation Notice, dated September 25, 2013, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-24-1	Increased Facility Activation Notice, dated May 5, 2014, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2014.

10-24-2	Increased Facility Activation Notice, dated as of September 23, 2015, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-24-3	Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-25	Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Belo Holdings, Inc. and TEGNA Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-26	Agreement and Plan of Merger, dated as of June 10, 2019, by and among RadiOhio Incorporated, Radio Acquisition Corp., TEGNA Inc., and Michael J. Fiorile, solely in his capacity as Stockholder Representative.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-27	Stock Purchase Agreement, dated as of June 10, 2019, by and among VideoIndiana, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-28	Stock Purchase Agreement, dated as of June 10, 2019, by and among WBNS TV, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

21	Subsidiaries of TEGNA Inc.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

Exhibit Number	Exhibit	Location
31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date file because its Inline XBRL tags are embedded within the Inline XBRL document.	Attached.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.

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

Dated: March 1, 2022	TEGNA Inc. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 1, 2022	/s/ David T. Lougee
David T. Lougee
President and Chief Executive Officer
(principal executive officer)
Dated: March 1, 2022	/s/ Victoria D. Harker
Victoria D. Harker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: March 1, 2022	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(principal accounting officer)

Dated: March 1, 2022	/s/ Gina Bianchini
Gina Bianchini, Director
Dated: March 1, 2022	/s/ Howard D. Elias
Howard D. Elias, Director, Chairman
Dated: March 1, 2022	/s/ Stuart Epstein
Stuart Epstein, Director
Dated: March 1, 2022	/s/ Lidia Fonseca
Lidia Fonseca, Director
Dated: March 1, 2022	/s/ Karen Grimes
Karen Grimes, Director
Dated: March 1, 2022	/s/ David T. Lougee
David T. Lougee, Director
Dated: March 1, 2022	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: March 1, 2022	/s/ Henry W. McGee
Henry W. McGee, Director
Dated: March 1, 2022	/s/ Susan Ness
Susan Ness, Director
Dated: March 1, 2022	/s/ Bruce P. Nolop
Bruce P. Nolop, Director
Dated: March 1, 2022	/s/ Neal Shapiro
Neal Shapiro, Director
Dated: March 1, 2022	/s/ Melinda C. Witmer
Melinda C. Witmer, Director

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2021 Form 10-K.
ADJUSTED EBITDA – Net income attributable to the Company before (1) net (income) attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity (loss) in unconsolidated investments, net, (5) other non-operating items, net, (6) M&A-related costs, (7) advisory fees related to activism defense, (8) workforce restructuring, (9) spectrum repacking reimbursements and other, net, (10) depreciation and (11) amortization.
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