Form 10-K/A
period 2021-12-31
TEGNA INC
filed 2022-05-02
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates
of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2021, was $4,119,610,543. The registrant has no non-voting
common equity. As of February 18, 2022, 221,543,635 shares of the registrant’s Common Stock were outstanding.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Washington, District of Columbia

EXPLANATORY NOTE
On March 1, 2022,
 TEGNA Inc. (“TEGNA,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Original Form
10-K”).
The Original Form
10-K
omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form
10-K,
which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
Our
definitive proxy statement for the 2022 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form
10-K
(this “Amendment”) is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form
10-K
and does not otherwise reflect any events occurring after the filing of the Original Form
10-K.

INDEX TO TEGNA INC.
Amendment No. 1 to Form
10-K
For the Year ended December 31, 2021

PART III

10.	Directors, Executive Officers and Corporate Governance
Board of Directors
The Board of Directors is currently composed of twelve directors.
Our directors are Gina L. Bianchini, Howard D. Elias, Stuart J. Epstein, Lidia Fonseca, Karen H. Grimes, David T. Lougee, Scott K. McCune, Henry W. McGee, Susan Ness, Bruce P. Nolop, Neal Shapiro and Melinda C. Witmer.
The principal occupation and business experience of each TEGNA director are described below.

Gina L. Bianchini Founder and CEO, Mighty Networks Age: 49 Director since: 2018	TEGNA Committees: • Nominating and Governance • Public Policy and Regulation Other Public Company Directorships: • Empower Limited
Professional Experience:
Ms. Bianchini is Founder and Chief Executive Officer of Mighty Networks, a position she has held since September 2010. She served as Chief Executive Officer of Ning, Inc. from 2004 to March 2010 and
Co-founder
and President of Harmonic Networks from March 2000 to July 2003. Ms. Bianchini also served as a director of Scripps Networks Interactive, Inc. through 2018.
Qualifications and Strategy-Related Experience:

•	Expertise, vision and creativity in the rapidly evolving world of digital media

•	Deep knowledge of social media and community building technology platforms

•	Experience with oversight of acquisitions, equity investments, and investor relations

•	Significant digital and start-up experience

Howard D. Elias Chair of TEGNA; Chief Customer Officer and President, Services and Digital, Dell Technologies Age: 64 Director since: 2008	TEGNA Committees: • Executive (Chair) • Leadership Development and Compensation
Professional Experience:
Mr. Elias was named the Chair of TEGNA in April 2018 and is President, Services and Digital, of Dell Technologies, a position he has held since September 2016. Prior to that, he served as President and Chief Operating Officer, EMC Global Enterprise Services from January 2013 to September 2016 and was President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services from September 2009 to January 2013. From October 2015 through September 2016, Mr. Elias was also responsible for leading the development of EMC Corporation’s integration plans in connection with its transaction with Dell Inc. Previously, Mr. Elias served as President, EMC Global Services and Resource Management Software Group; Executive Vice President, EMC Corporation from September 2007 to September 2009; and Executive Vice President, Global Marketing and Corporate Development, at EMC Corporation from October 2003 to September 2007.

Qualifications and Strategy-Related Experience:

•	Extensive operational, managerial, and leadership experience in cloud computing, supply chain management, marketing, corporate development and global customer support

•	Experience overseeing M&A, new business development and incubation, and integration of acquisitions

•	Comprehensive global business and management experience in information technology

Stuart J. Epstein Chief Financial Officer, DAZN Group Age: 59 Director since: 2018	TEGNA Committees: • Audit
Professional Experience:
Mr. Epstein is Chief Financial Officer of DAZN Group, a position he has held since September 2018. Previously, he was Senior Advisor, Evolution Media, from October 2017 to January 2018. He served as
Co-Managing
Partner of Evolution Media from September 2015 to September 2017 and Executive Vice President and Chief Financial Officer of NBCUniversal from September 2011 to April 2014. Prior to that, Mr. Epstein held various senior positions during his 23 years at Morgan Stanley, including Managing Director and Global Head of the Media & Communications Group within the investment banking division.
Qualifications and Strategy-Related Experience:

•	Extensive knowledge of media, technology and capital markets

•	Deep transactional experience with complex deals involving a range of constituencies

•	Experience in overseeing local broadcast television stations

•	Significant expertise in overseeing strategic business initiatives

Lidia Fonseca EVP and Chief Digital and Technology Officer, Pfizer Inc. Age: 53 Director since: 2014	TEGNA Committees: • Audit • Leadership Development and Compensation
Professional Experience:
Ms. Fonseca is Executive Vice President and Chief Digital and Technology Officer of Pfizer Inc., a position she has held since January 2019. Prior to that she served as Chief Information Officer and Senior Vice President of Quest Diagnostics from April 2014 to December 2018. Previously, Ms. Fonseca served as Chief Information Officer and Senior Vice President of Laboratory Corporation of America (LabCorp) from 2008 to 2013. She was named a Healthcare Transformer by Medical, Marketing & Media in 2019 and in 2017 she received the Forbes CIO Innovation Award recognizing CIOs who lead revenue enhancing innovation efforts.
Qualifications and Strategy-Related Experience:

•	Significant expertise in overseeing strategic transformations

•	Experience leading information technology operations

•	Deep knowledge of data analytics, automation, supply chain management and information technology

•	Experience developing and implementing digital strategies across organizations

Karen H. Grimes Retired Partner, Senior Managing Director and Equity Portfolio Manager, Wellington Management Company Age: 66 Director since: 2020	TEGNA Committees: • Audit • Nominating and Governance Other Public Company Directorships: • Corteva • Toll Brothers, Inc.
Professional Experience:
Ms. Grimes held the position of Senior Managing Director, Partner, and Equity Portfolio Manager at Wellington Management Company LLP, an investment management firm, from January 2008 through December 2018. Prior to joining Wellington Management Company in 1995, she held the position of Director of Research and Equity Analyst at Wilmington Trust Company, a financial investment and banking services firm, from 1988 to 1995. Before that, Ms. Grimes was a Portfolio Manager and Equity Analyst at First Atlanta Corporation from 1983 to 1986 and at Butcher and Singer from 1986 to 1988. Ms. Grimes is a member of the Financial Analysts Society of Philadelphia and holds the Chartered Financial Analyst designation.
Qualifications and Strategy-Related Experience:

•	Financial acumen, investment expertise and a returns-focused mindset, including in media and advertising

•	Extensive executive-level experience and leadership abilities

•	Deep understanding of financial accounting and internal financial controls

•	Significant risk management experience

•	Provides a valuable investor-oriented perspective

David T. Lougee President and CEO, TEGNA Inc. Age: 63 Director since: 2017	TEGNA Committees: • Executive
Professional Experience:
Mr. Lougee became President and Chief Executive Officer and a director of TEGNA in June 2017. He previously served as the President of TEGNA Media from July 2007 to May 2017. Prior to joining TEGNA, he served as Executive Vice President, Media Operations for Belo Corp. from 2005 to 2007. Mr. Lougee also serves as a director of Broadcast Music, Inc. and the Broadcasters Foundation of America. Mr. Lougee previously served as chairman of the NBC Affiliates Board. He also is the former joint board chairman of the National Association of Broadcasters (NAB) and past chair of the Television Bureau of Advertising (TVB) Board of Directors.
Qualifications and Strategy-Related Experience:

•	Extensive expertise in management and operations

•	Experience in oversight of strategic acquisitions

•	Deep and intimate knowledge of the media industry

•	25 years of experience in a variety of senior leadership roles

Scott K. McCune Founder, MS&E Ventures; Former VP, Global Media and Integrated Marketing, The Coca Cola Company Age: 65 Director since: 2008	TEGNA Committees: • Audit • Executive • Leadership Development and Compensation (Chair)
Professional Experience:
Mr. McCune is the Founder of MS&E Ventures, a firm focused on creating new business value for brands through media, sports and entertainment. Prior to his retirement in March 2014, Mr. McCune spent 20 years at The Coca-Cola Company serving in a variety of roles, including Vice President, Global Partnerships & Experiential Marketing from 2011-2014, Vice President Global Media and Integrated Marketing from 2005-2011, and Vice President, Global Media, Sports & Entertainment Marketing and Licensing from 1994-2004. He also spent 10 years at Anheuser-Busch Inc. where he held a variety of positions in marketing and media. Mr. McCune also serves as a director of First Tee of Atlanta and the College Football Hall of Fame.
Qualifications and Strategy-Related Experience:

•	Significant experience as a marketing executive, with an outstanding record of creating value, developing people and building organizational capabilities

•	Deep knowledge of multiple aspects of marketing, including integrated marketing media, advertising, digital, licensing, sports & entertainment and experiential

•	Experience building global brands, leading and inspiring diverse organizations, planning and executing complex operations innovating new approaches to business, driving productivity and managing P&L

Henry W. McGee Senior Lecturer, Harvard Business School Age: 69 Director since: 2015	TEGNA Committees: • Executive • Nominating and Governance (Chair) • Public Policy and Regulation Other Public Company Directorships: • AmerisourceBergen Corporation
Professional Experience:
Mr. McGee has been a Senior Lecturer at Harvard Business School since July 2013. Previously, he served as a consultant to HBO Home Entertainment from April 2013 to August 2013 after serving as President of HBO Home Entertainment from 1995 until his retirement in March 2013. Mr. McGee held the position of Senior Vice President, Programming, HBO Video, from 1988 to 1995 and prior to that, Mr. McGee served in leadership positions in various divisions of HBO. Mr. McGee also serves as a director of the Pew Research Center and The Black Filmmaker Foundation. He is also a former President of the Alvin Ailey Dance Theater Foundation and the Film Society of Lincoln Center. He was recognized by Savoy Magazine in 2016 and 2017 as one of the Most Influential Black Corporate Directors and in 2018 the National Association of Corporate Directors named Mr. McGee to the Directorship 100 as one of the country’s most influential boardroom members.
Qualifications and Strategy-Related Experience:

•	Significant business, leadership and management experience in media industry

•	Expertise in new business planning, operations, marketing and wholesale distribution

•	Deep understanding of the use of technology in and all aspects of wholesale distribution and international market

•	Extensive knowledge of leadership, corporate governance and corporate accountability

Susan Ness Principal, Susan Ness Strategies; Former FCC Commissioner Age: 73 Director since: 2011	TEGNA Committees: • Executive • Nominating and Governance • Public Policy and Regulation (Chair)
Professional Experience:
Ms. Ness is a principal of Susan Ness Strategies, a communications policy consulting firm, which she founded in 2002. She is also a Distinguished Fellow at The German Marshall Fund of the United States and at the Annenberg Public Policy Center of the University of Pennsylvania, positions she has held since 2018. She served as a commissioner of the Federal Communications Commission from 1994 to 2001. From 2005 to 2007, she was the founding president and CEO of GreenStone Media, LLC, which produced talk programming targeting female audiences. Previously, Ms. Ness held positions of increasing responsibility at American Security Bank, which she left in 1992 as a Corporate Vice President & Group Head with a broadcast and media portfolio. She has served on the Board of Vital Voices Global Partnership since 2011 (Audit Committee Chair from 2017 – present), and from 2011 to 2014 she served on the J. William Fulbright Foreign Scholarship Board (elected Vice Chair in 2012 and 2013). Ms. Ness previously served on the board of LCC International, Inc. from 2001 to 2008, and on the board of Adelphia Communications Corp. from 2003 to 2007, post-bankruptcy filing.
Qualifications and Strategy-Related Experience:

•	Deep knowledge of industry-specific matters including broadcast and spectrum management

•	Extensive experience and expertise in global and domestic communications and media policy

•	Deep regulatory expertise, particularly in the communications sector

•	Experience facilitating the deployment of new communications technologies and advising communications companies

•	Senior lender to broadcast companies

Bruce P. Nolop Retired CFO, E*Trade Financial Corporation Age: 71 Director since: 2015	TEGNA Committees: • Audit (Chair) • Executive Other Public Company Directorships: • Marsh & McLennan Companies, Inc.
Professional Experience:
Mr. Nolop retired in 2011 from E*Trade Financial Corporation, where he served as Executive Vice President and Chief Financial Officer from September 2008 through 2010. Mr. Nolop was Executive Vice President and Chief Financial Officer of Pitney Bowes Inc. from 2000 to 2008 and Managing Director of Wasserstein Perella & Co. from 1993 to 2000. Previously, he held positions with Goldman, Sachs & Co., Kimberly-Clark Corporation and Morgan Stanley & Co. Mr. Nolop also served as a director of On Deck Capital, Inc. through October 2020.
Qualifications and Strategy-Related Experience:

•	Experience in financial, marketing and shared services operations, expense management, and recapitalizations

•	Deep understanding of financial accounting, corporate finance, and internal financial controls

•	Experience in strategic transactions and restructurings

Neal Shapiro President and CEO, The WNET Group Age: 64 Director since: 2007	TEGNA Committees: • Nominating and Governance • Public Policy and Regulation
Professional Experience:
Mr. Shapiro is President and CEO of the public television company WNET which operates three public television stations in the largest market in the country: Thirteen/WNET, WLIW and NJTV. He is an award-winning producer and media executive with a
35-year
career spanning print, broadcast, cable and online media. Before joining WNET in February 2007, Mr. Shapiro served in various executive capacities with the National Broadcasting Company beginning in 1993 and was president of NBC News from May 2001 to September 2005. During his career, Mr. Shapiro has won numerous journalism awards, including 32 Emmys, 31 Edward R. Murrow Awards and 3 Columbia DuPont awards. He also serves on the Board of Trustees at Tufts University. Mr. Shapiro also serves as a director of the Institute for
Non-profit
News.
Qualifications and Strategy-Related Experience:

•	Strong broadcast industry experience

•	Expertise in overseeing operations and strategy of news networks

•	Expertise in news production and reporting, journalism and First Amendment issues

•	Deep experience in programming and content sharing

Melinda C. Witmer Founder and CEO, Foiye Inc.; Former Executive Vice President, Chief Video & Content Officer, Time Warner Cable Age: 60 Director since: 2017	TEGNA Committees: • Leadership Development and Compensation • Public Policy and Regulation
Experience:
Ms. Witmer is the Founder and CEO of Foiye Inc., a new social entertainment platform for real estate and home enthusiasts operating as
foiye.com
, a position she has held since May 2021. Foiye is the successor to Look Left Media, a startup company Ms. Witmer founded in March 2018 that was focused on the development of new real estate technology and media products. From January 2012 until May 2016, Ms. Witmer served as Executive Vice President, Chief Video & Content Officer of Time Warner Cable and Chief Operating Officer of Time Warner Cable Networks, which followed a five-year period starting in January 2007 as Time Warner Cable’s Executive Vice President and Chief Programming Officer. Prior to joining Time Warner Cable in 2001, Ms. Witmer was Vice President and Senior Counsel at Home Box Office, Inc.
Qualifications and Strategy-Related Experience:

•	Significant experience in the industry including media operations, telecommunications programming and content

•	Expert in the negotiation of content distribution agreements, including retransmission consent agreements with local broadcaster groups

•	Deep understanding of the changing media landscape

•	Experience in capitalizing on market opportunities, new technologies and emerging platforms in the media space, including innovative consumer experiences

Committees of the Board of Directors
The Board of Directors conducts its business through meetings of the Board and its four standing committees: the Audit Committee, Leadership Development and Compensation Committee, Nominating and Governance Committee and Public Policy and Regulation Committee. The Board also has an Executive Committee (not shown on the chart below) made up of the Board Chair, the CEO and each of the Board committee chairs, that may exercise the authority of the Board between meetings, as required. The chart below shows the current membership and chairperson of each of the standing Board committees and the number of committee meetings held during 2021. Each member of the Audit, Leadership Development and Compensation, Nominating and Governance, and Public Policy and Regulation Committee meets the applicable independence requirements of the SEC and NYSE for service on the Board and each committee on which she or he serves.

Audit Committee
The Audit Committee assists the Board of Directors in its oversight of financial reporting practices and the quality and integrity of the financial reports of the Company, including compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of the Company’s internal audit function. The Audit Committee appoints and is responsible for setting the compensation of the Company’s independent registered public accounting firm. The Audit Committee reviews the Company’s independent registered public accounting firm’s qualification, performance and independence on an annual basis.
The Audit Committee also provides oversight of the Company’s internal audit function and oversees the adequacy and effectiveness of the Company’s accounting and financial controls and the guidelines and policies that govern the process by which the Company undertakes financial, accounting and audit risk assessment and risk management. In connection with the Ethics Policy, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting controls or auditing matters and the confidential, anonymous submission by employees of the Company of any accounting or auditing concerns. In addition, the Committee monitors the Company’s finance- and investment-related diversity and inclusion efforts, including the Company’s investment, procurement and purchasing involving minority-owned businesses.
The Audit Committee members are not professional accountants or auditors, and their role is not intended to duplicate or certify the activities of management and the independent registered public accounting firm, nor can the Committee certify that the independent registered public accounting firm is “independent” under applicable rules.
The Board has determined that each of Bruce P. Nolop, Stuart J. Epstein and Karen H. Grimes is an audit committee financial expert, as that term is defined under SEC rules, and is independent, as defined in the NYSE listing rules.
Executive Committee
The Executive Committee may exercise the authority of the Board between Board meetings, except as limited by Delaware law. In 2021, the full board was able to review all items requiring Board oversight or approval and did not require the Executive Committee to act in its stead.

Leadership Development and Compensation Committee
The Leadership Development and Compensation Committee discharges the Board’s responsibilities relating to the compensation of the Company’s executives and has overall responsibility for the Company’s compensation plans, principles and programs. The Committee also monitors the Company’s human resources practices, including its performance in diversity, inclusion and equal employment opportunity, and supports the Company’s commitment to diversity and inclusion and the continuation of the Company’s successful efforts to gain and maintain diversity among its employees and management.
Under its charter, the Committee may, in its sole discretion, engage, retain and compensate any compensation consultant, independent legal counsel or other adviser it deems necessary. In selecting a consultant, counsel or adviser, the Committee evaluates its independence by considering the independence factors set forth in applicable SEC and NYSE rules and any other factors the Committee deems relevant to the adviser’s independence from management.
The Committee retains Meridian Compensation Partners, LLC (Meridian) as its consultant to advise it on executive compensation matters. The Committee has determined that Meridian is an independent compensation consultant based on a review of the independence factors reviewed by the Committee.
Meridian participates in Committee meetings as requested by the chair of the Committee and communicates directly with the chair and other members of the Committee outside of meetings. Meridian specifically has provided the following services to the Committee:

•	Consulted on various compensation plans, policies and practices;

•	Participated in Committee executive sessions without management present;

•	Assisted in analyzing executive compensation practices and trends and other compensation-related matters;

•	Consulted with management and the Committee regarding market data used as a reference for pay decisions;

•	Consulted on the structure of the equity award program; and

•	Reviewed the CD&A and other compensation related disclosures contained in this report.
Nominating and Governance Committee
The Nominating and Governance Committee regularly monitors the composition of the Board to ensure that it has the necessary mix of skills and experience to support the Company’s strategic focus, including diversity of thought, age, experience and racial, ethnic, and gender diversity. The Committee is charged with identifying individuals qualified to become Board members, recommending to the Board candidates for election or re-election
to the Board, and considering from time to time the Board committee structure and makeup. The Committee also monitors and takes a leadership role with respect to the Company’s corporate governance practices.
The Nominating and Governance Committee charter sets forth certain criteria for the Committee to consider in evaluating potential director nominees. In addition to evaluating a potential director’s independence, the Committee considers whether director candidates have relevant experience and skills to assure that the Board has the necessary breadth and depth to perform its oversight function effectively. The charter also encourages the Committee to work to maintain a board that reflects the diversity, in terms of gender, age, race, ethnicity and other self-identified diversity attributes of the communities the Company serves, and to support that goal through appropriate board-level self-assessment, nomination and recruitment processes. The Committee evaluates potential candidates against these requirements and objectives. For those director candidates who appear upon first consideration to meet the Committee’s criteria, the Committee will engage in further research to evaluate their candidacy.
The Nominating and Governance Committee periodically retains search firms to assist in the identification of potential director nominee candidates based on criteria specified by the Committee and in evaluating and pursuing individual candidates at the direction of the Committee. The Committee will also consider timely written suggestions from shareholders.

The
By-laws
of the Company establish a mandatory retirement age of 73 for directors who have not been executives of the Company and 65 for directors who have served as executives, except that the Board of Directors may extend the retirement age beyond 65 for directors who are or have been the CEO of the Company. The Company’s Principles of Corporate Governance also provide that a director who retires from, or has a material change in responsibility or position with, the primary entity by which that director was employed at the time of his or her election to the Board of Directors shall offer to submit a letter of resignation to the Nominating and Governance Committee for its consideration. The Committee will make a recommendation to the Board of Directors on whether to accept or reject the resignation, or whether other action should be taken.
Public Policy and Regulation Committee
The Public Policy and Regulation Committee assists the Board in its oversight of risks relating to legal, regulatory, compliance, public policy and corporate social responsibility matters that may impact the Company’s operations, performance or reputation. The Committee’s duties and responsibilities include reviewing and providing guidance to the Board about legal, regulatory and compliance matters concerning media, antitrust and data privacy and monitoring legislative and regulatory trends and public policy developments that may affect the Company’s operations, strategy, performance or reputation. The Public Policy and Regulation Committee also is responsible for reviewing compliance with the Company’s Ethics Policy and assuring appropriate disclosure of any waiver of or change in the Ethics Policy for executive officers, and for reviewing the Ethics Policy on a regular basis and proposing or adopting additions or amendments to the Ethics Policy as appropriate. In addition, the Committee monitors the Company’s policies and programs relating to corporate social responsibility, sustainability, and
ESG-related
matters within its purview, and periodically discusses with management the Company’s initiatives for promoting racial and ethnic diversity in its news and other content.
Committee Charters
The written charters governing the Audit Committee, the Leadership Development and Compensation Committee, the Nominating and Governance Committee and the Public Policy and Regulation Committee, as well as the Company’s Principles of Corporate Governance, are posted on the Corporate Governance page of the Company’s website at
www.tegna.com
under the “Investors” menu. You may also obtain a copy of any of these documents without charge by writing to: TEGNA Inc., 8350 Broad Street, Suite 2000, Tysons, Virginia 22102, Attn: Secretary.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on a review of reports filed with the SEC and written representations from certain reporting persons that no other reports were required, the Company believes that, during 2021, its directors, officers and 10% stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals, except that its reporting officers (Mr. Lougee, Victoria Harker, our EVP and Chief Financial Officer, Lynn Beall, our EVP and Chief Operating Officer - Media Operations, Akin S. Harrison, our SVP and General Counsel, and Clifton A. McClelland III, our SVP and Controller) and Ms. Witmer each filed a single Form 4 late due to administrative errors.
Ethics Policy
The Company has long maintained a code of conduct and ethics (the “Ethics Policy”) that sets forth the Company’s policies and expectations. The Ethics Policy, which applies to every Company director, officer and employee, addresses a number of topics, including conflicts of interest, relationships with others, corporate payments, the appearance of impropriety, disclosure policy, compliance with laws, corporate opportunities and the protection and proper use of the Company’s assets. The Ethics Policy meets the NYSE’s requirements for a code of business conduct and ethics as well as the SEC’s definition of a code of ethics applicable to the Company’s senior officers. Neither the Board of Directors nor any Board committee has ever granted a waiver of the Ethics Policy.
The Ethics Policy is available on the Corporate Governance page of the Company’s website at
www.tegna.com
under the “Investors” menu. You may also obtain a copy of the Ethics Policy without charge by writing to: TEGNA Inc., 8350 Broad Street, Suite 2000, Tysons, Virginia 22102, Attn: Secretary. Any additions or amendments to the Ethics Policy, and any waivers of the Ethics Policy for executive officers or directors, will be posted on the Corporate Governance page under the “Investors” menu of the Company’s website and similarly provided to you without charge upon written request to this address.

The Company has a telephone hotline staffed by an independent third party for employees and others to submit their concerns regarding violations or suspected violations of the Company’s Ethics Policy or violations of law and for reporting any concerns regarding accounting or auditing matters on a confidential anonymous basis. Employees and others can report concerns by calling
1-800-695-1704
or by emailing or writing to the addresses provided in the Company’s Whistleblower Protection & Ethics Violations Reporting Policy found on the Corporate Governance page of the Company’s website at
www.tegna.com
under the “Investors” menu. Any concerns regarding accounting or auditing matters so reported will be communicated to the Company’s Audit Committee.
Corporate Governance
The Board and the Company have instituted strong corporate governance practices to ensure that the Company operates in ways that support the long-term interests of our shareholders. Important corporate governance practices of the Company include the following:

✓  All of our directors are elected annually.

✓  Eleven of the twelve TEGNA directors are independent.

✓  We have a robust shareholder engagement program pursuant to which our independent directors and senior management regularly engage with investors.

✓  We have an independent Board chair.

✓  We maintain an ongoing board refreshment process, which has resulted in our adding four independent directors since 2017 and the transition of the Board chair role during 2018.

✓  Our directors and senior executives are subject to stock ownership guidelines.

✓  We do not have a shareholder rights plan (poison pill) in place.

✓  We have a majority vote standard for uncontested director elections and a director resignation policy.

✓  Our Board has adopted a proxy access
by-law
provision.

✓  Mergers and other business combinations involving the Company generally may be approved by a simple majority vote.

Additional information regarding the Company’s corporate governance practices is included in the Company’s Principles of Corporate Governance posted on the Corporate Governance page under the “Investors” menu of the Company’s website at
www.tegna.com
. See the “Compensation Discussion and Analysis” section of this report for a discussion of the Company’s compensation-related governance practices.

11.	Executive Compensation
Compensation Discussion and Analysis
The Leadership Development and Compensation Committee of the Board of Directors (the “Committee”) believes that the 2021 compensation of our Named Executive Officers appropriately reflects and rewards their significant contributions to the Company’s strong performance in a year that continued to test the strength and resiliency of all of our employees.
The Committee continuously reviews the structure of our executive compensation program and, based on shareholder feedback over recent years, has further strengthened the link between pay and performance and enhanced our disclosure of executive compensation structure and practices.
This Compensation Discussion and Analysis (CD&A) explains the guiding principles and practices upon which our executive compensation program is based and the 2021 compensation paid to our Named Executive Officers (also referred to as “NEOs”), who for the 2021 fiscal year were:

•	David T. Lougee , President and Chief Executive Officer,

•	Victoria D. Harker , Executive Vice President and Chief Financial Officer,

•	Lynn Beall (Trelstad)*, Executive Vice President and Chief Operating Officer—Media Operations, and

•	Akin S. Harrison , Senior Vice President and General Counsel.

*	“Beall” is Ms. Trelstad’s maiden name and the name she uses for business purposes. “Trelstad” is her married and legal name.

Executive Summary
PERFORMANCE HIGHLIGHTS

Highlights of the Company’s 2021 performance included:
Total revenues.
Total company revenue was $3.0 billion, up two percent year-over-year and up 30% on a two-year
basis.
Record AMS revenues.
The company generated record advertising revenue of $1.4 billion, up 22 percent year-over-year.
Record subscription revenue growth.
We achieved record subscription revenue of $1.5 billion, up 14 percent year-over-year (partially offset by subscriber declines and the interruption of service with DISH).
GAAP net income
. Our GAAP net income was $477 million.
Adjusted EBITDA
. Company Adjusted EBITDA totaled $948 million (representing net income attributable to TEGNA before net income attributable to redeemable noncontrolling interest, income taxes, interest expense, equity (loss), other non-operating
items, special items, depreciation and amortization), which was well ahead of plan. This result was a record for an odd-year
(which do not have the benefits of election year political revenue), and was up 34 percent from 2019 despite the impact of the DISH service interruption in the fourth quarter.
Premion revenue growth.
Premion achieved more than 40 percent growth in 2021 relative to 2020 despite the absence of political revenue and the ongoing weakness in the auto category due to supply chain issues.
Reconciliations of the following
non-GAAP
financial measures to the Company’s results as reported under accounting principles generally accepted in the United States may be found in the Company’s Form
10-K,
filed March 1, 2022: adjusted EBITDA – page 35.

PAY FOR PERFORMANCE
The Committee supports compensation policies that place a heavy emphasis on pay for performance. Having our NEOs receive a higher proportion of their long-term awards as performance shares that may be earned, if at all, based on the Company’s achievement of performance goals established by the Committee rather than restricted stock units (which are service-based) strengthens the pay for performance aspect of the Company’s long-term incentive program. The percentage of NEO annual equity awards granted on February 28, 2021 (based on grant date value) that were performance-based were 70% for our CEO and 55% for each of the other NEOs.
A MAJORITY OF OUR CEO’S 2021 TARGET PAY WAS PERFORMANCE-BASED

LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE RESPONSIBILITIES
The Committee oversees the Company’s executive compensation program and is responsible for:

•	Evaluating and approving the Company’s executive compensation plans, principles and programs;

•	Administering the Company’s equity incentive plans and granting bonuses and equity awards to our senior executives;

•	Reviewing and approving on an annual basis corporate goals and objectives relevant to the compensation of the Company’s President and CEO and its other senior executives; and

•	Reviewing risks relating to the Company’s executive compensation plans, principles and programs.
The Committee also regularly reviews other components of executive compensation, including benefits, perquisites and post-termination pay. The Board has historically delegated to the Company’s President and CEO the authority for approving equity grants to employees other than our senior executives within the parameters of a pool of shares approved by the Board.
GUIDING PRINCIPLES
In making its NEO compensation decisions, the Committee is guided by the following principles:

•	Pay for performance —Compensation should place a heavy emphasis on pay for performance and substantial portions of total compensation should be “at risk.”

•
Attract, retain and motivate
—We are committed to attracting and retaining superior executive talent by offering a competitive compensation structure that motivates key employees to ensure our overall success and long-term strength.

•	Fairness and Alignment —Compensation should be fair to both executives and shareholders, and should align the interests of our executives with those of our shareholders.

•	Pay competitively —We provide compensation opportunities generally in line with those afforded to executives holding similar positions at comparable companies.

•
Promote stock ownership
—As a key part of our shareholder alignment efforts, we expect each of our senior executives to acquire and maintain a meaningful level of investment in Company common stock. Minimum levels of senior executive stock ownership are regularly reviewed by the Committee and approved by the full Board.

The following table reflects the minimum stock ownership guideline for each NEO. As of the date of this report, all of the NEOs significantly exceed their minimum ownership guideline.

NAME	MINIMUM GUIDELINE MULTIPLE OF BASE SALARY
MR. LOUGEE	5X
MS. HARKER	3X
MS. BEALL	2X
MR. HARRISON	1X
The Company’s stock ownership guidelines require that executives hold all after-tax
shares they receive from the Company as compensation until they have met the stock ownership guidelines detailed above.
COMPENSATION-RELATED GOVERNANCE PRACTICES
The Board’s commitment to strong corporate governance practices extends to the compensation plans, principles, programs and policies established by the Committee. The Company’s compensation-related governance practices and policies of note include the following:

✓	Performance-based pay . A significant percentage of the compensation we provide to our NEOs is performance-based.

✓
Outcome alignment
. Each year we review the Company’s compensation and financial performance against internal budgets, financial results from prior years and Peer Group market data to make sure that executive compensation outcomes are aligned with the absolute and relative performance of the Company.

✓	Cap on incentive payouts . Under the annual bonus plan, maximum payouts for executives are capped at 200% of target. Performance share payouts are also capped at 200% of target.

✓
Double-trigger equity vesting upon a change in control
. A change in control of the Company will not accelerate the vesting of equity awards unless the recipient has a qualifying termination of employment within two years following the date of the change in control (or the awards are not continued or assumed in connection with the change in control).

✓	Clawback . We have a recoupment policy which provides:

•
That fraud or intentional misconduct by any employee that results in an accounting restatement due to material non-compliance
with the securities laws would trigger a recoupment of certain incentive compensation from the responsible employee, as determined by the Committee; and

•
That the Committee may recoup up to 3 years of an employee’s incentive compensation if that employee’s gross negligence or intentional misconduct caused the Company material harm (financial, competitive, reputational or otherwise).

✓	No guaranteed bonuses . The Company’s executive officers are not entitled to receive guaranteed bonuses.

✓	No unearned dividends. We do not pay dividends or dividend equivalents on unearned performance shares or unpaid restricted stock unit awards granted to employees.

✓
All new
change-in-control
arrangements are double trigger without excise tax
gross-ups
. Severance for executives who became eligible to participate in a change in control severance plan after April 15, 2010 is double trigger and those executives are not eligible for an excise tax gross-up.

✓	Risk evaluation . We regularly evaluate the risks associated with the Company’s compensation plans and programs and consider the potential relationship between compensation and risk taking.

✓	No income tax gross-ups . We do not offer income tax gross-ups except in our relocation program.

✓	Anti-hedging . We maintain a policy that prohibits the Company’s employees and directors from hedging or short-selling the Company’s shares.

✓	Anti-pledging . We maintain a policy that prohibits the Company’s executive officers and directors from pledging the Company’s shares.

✓
Multi-dimensional performance assessment
. Between the Company’s annual bonus and the performance share component of annual equity grants, NEO performance is assessed in variety of ways, covering the income and cash-flow statements as well as a variety of key KPIs, including both quantitative and qualitative assessments.

✓	No excessive perquisites. We do not provide significant perquisites to our named executive officers under our executive compensation program.
SAY ON PAY
80.4% of our shareholders supported our executive compensation program at the Company’s 2021 annual meeting of shareholders. This level of support was inconsistent with the results of the Company’s
Say-on-Pay
votes during the three years prior to the 2020 and 2021 annual meetings, which were contested, each of which reflected shareholder support in excess of 90%. The Committee reviews and thoughtfully considers the results of Say on Pay votes when evaluating our executive compensation program. Additionally, it is our practice to actively engage our shareholders throughout the year to garner feedback, including with respect to our executive compensation programs and policies. In early 2021, management and directors met with investors owning approximately 54% of our outstanding common shares and, at the majority of these meetings, discussed the Company’s continuing response to
COVID-19,
human capital management, executive compensation program and other compensation-related matters. During these discussions, investors indicated support for our overall compensation program. As a result, similar to 2020, we believe that the lower level of support of our executive compensation program in 2021 as compared to prior years was attributable to the fact that the Company’s 2021 annual meeting was contested and proxies were solicited against this proposal as well as for a dissident slate of directors. In fact, excluding the dissident’s vote, 88.4% of our shareholders supported our executive compensation programs.
Overview of Executive Compensation Program
Key Components of Annual Compensation Decisions
The Company has designed an executive compensation program that is currently comprised of several components, as more fully discussed in the pages that follow. The key components of the Company’s annual compensation decisions are described in the following table. Based on the feedback and support the Company received during its shareholder engagement efforts in connection with the 2021 Annual Meeting, no significant changes to the Company’s executive compensation program were implemented for 2021 or 2022.

Component	Description	Performance Considerations	Pay Objective
BASE SALARY	Pay for service in executive role.	Based on the nature and responsibility of the position, achievement of key performance indicators, internal pay equity among positions and competitive market data.	Attraction and retention. Base salary adjustments also allow the Committee to reflect an individual’s performance, scope of the position, and/or changed responsibilities.
ANNUAL BONUS	Short-term program providing NEOs with an annual cash bonus payment.	Based on the Committee’s assessment of each NEO’s achievement of annual key performance indicators as well as contributions to Company-wide performance.	Reward performance in attaining Company and individual performance goals based on the Company’s financial and strategic goals on an annual basis.

Component	Description	Performance Considerations	Pay Objective
PERFORMANCE SHARES	Long-term equity grants which vest based on the Company’s Adjusted EBITDA and Free Cash Flow as a % of Revenue performance over a two-year period compared to preset targets set by the Committee.	Based on the measurement of the Company’s performance against two important financial metrics on which the Company focuses from a strategic growth perspective. The value of awards is also tied to the Company’s share price performance during the
3-year
		vesting period.	Reward longer-term performance in attaining Company performance goals, which in turn drives shareholder value creation; align the interests of executives with those of shareholders; and promote retention and foster stock ownership.
RESTRICTED STOCK UNITS (RSUs)	Long-term equity grants which provide for the delivery of shares of common stock subject to continued employment.	Alignment with shareholders through Company share price performance and the creation of shareholder value.	Align the interests of executives with those of shareholders, promote retention and foster stock ownership.
How the Committee Determines NEO Compensation
The Committee determines NEO compensation in its sole discretion based on its business judgment, informed by the experience of the Committee members, input from Meridian (the Committee’s independent compensation consultant), market data, the Committee’s and the CEO’s assessment of the applicable NEO, achievement of key performance indicators, the Company’s performance and progress towards achievement of its strategic plan and the challenges confronting our business. No NEO participates in the determination of his or her own compensation.
The Committee does not focus on any one particular objective, formula or financial metric, but rather on performance relative to what it considers to be value-added quantitative and qualitative goals in furtherance of our compensation guiding principles described in the Executive Summary of this Compensation Discussion and Analysis.
Key Performance Indicators
The Committee assesses the degree and extent of achievement of key performance indicators (KPIs) as a principal tool for making NEO compensation decisions. KPIs, set annually for each of our executive officers, consist of individually designed qualitative and quantitative goals organized in three areas:

•
Profit and Revenue Goals
, which include, as appropriate, revenue, adjusted EBITDA, operating income, free cash flow, digital revenue and other financial goals for the Company and the respective businesses and/or functions over which each NEO has operational or overall responsibility;

•
People Goals
, intended to help the Committee measure the NEO’s contributions through, as appropriate, measures of leadership, achievement of diversity initiatives, First Amendment activities, and other significant qualitative objectives such as promoting an ethical Company work environment and diverse workforce and maintaining our reputation as a good corporate citizen of the communities in which we do business; and

•	Strategic and Business Goals , which include specific areas in which the NEO is asked to innovate and collaborate to adopt and implement new products and programs in support of the strategic plan.
Each NEO’s KPIs include multiple items in each of the three areas. The KPIs are intended to be challenging but realistic, with a high degree of difficulty in achieving all of the goals set for each NEO. Except for the CEO, whose performance scorecard has been enhanced with specific weightings in response to shareholder feedback, the Committee’s assessment of NEO performance versus KPIs is holistic, with no particular weighting ascribed to achievement of any particular item in any area. This allows for the Committee to assess each of our other NEOs’ performance against the goals and metrics that are most pertinent to the area of focus for each NEO and most appropriately measure his or her performance, with the ultimate goal of aligning pay and performance for each executive. While the Committee takes into consideration the degree of achievement of each NEO’s KPIs and the Company performance goals and financial measures set forth above in making compensation decisions, the Committee exercises its business judgment, in its sole discretion, to set NEO compensation.

Comparative Market Data

•
To assist the Committee in making decisions affecting NEO compensation opportunities, the Committee, with support from its independent advisor, reviewed a report from Company management providing, among other things, executive compensation market data. The report included data from the Willis Towers Watson Media Compensation Survey, the Willis Towers Watson General Industry Executive Compensation Survey, the Croner Digital Content and Technology Survey, the Equilar Media & Technology Survey, and the Radford Global Technology Survey, a source of detailed executive compensation information (collectively, “Comparative Market Data”).

•
Through use of this data, the Committee compares NEO salaries, bonus opportunities and equity compensation opportunities to those of companies in the media sector and other companies with comparable revenues to confirm that the elements of our compensation program and the compensation opportunities we afford our executives are appropriately competitive. The Committee does not, however, target elements of compensation to a certain range, percentage or percentile within the Comparative Market Data.

BASE SALARY
We pay our NEOs base salaries to compensate them for service in their executive role. Salaries for NEOs take into account:

•	the nature and responsibility of the position;

•	the achievement of KPIs, both historically and in the immediately prior year;

•	internal pay equity among positions; and

•	Comparative Market Data as described above.
In February 2021, the Committee accepted Mr. Lougee’s recommendation that the Company’s senior leadership team, including each of the NEOs, would not receive base salary increases in 2021 despite strong 2020 performance and the temporary salary reductions taken by each NEO in 2020.
The table below shows the 2021 NEO base salaries set by the Committee based on the foregoing factors:

EXECUTIVE	2021 BASE SALARY
Mr. Lougee	$975,000
Ms. Harker	$700,000
Ms. Beall	$620,000
Mr. Harrison	$450,000
ANNUAL BONUSES
ANNUAL BONUS OPPORTUNITY
Our NEOs participate in an annual bonus program designed to reward each NEO’s contribution to overall Company results and attainment of strategic business objectives during the year. Annual bonuses therefore can vary in amount from year to year.
Beginning in late 2020 and continuing into early 2021, the Committee, in consultation with Meridian, its independent compensation consultant, determined the target bonus opportunities for each NEO. The Committee established these amounts, which are based on a target percentage of each NEO’s base salary, after thorough consideration of:

•	the nature and responsibility of the position;

•	internal pay equity among positions; and

•	Comparative Market Data.

Based on these factors, the Committee approved 2021 bonus guideline opportunities for our NEOs at the same level as in 2020 as follows:

EXECUTIVE	BASE SALARY	TARGET PERCENTAGE OF BASE SALARY	BONUS GUIDELINE AMOUNT
Mr. Lougee	$975,000	120%	$1,170,000
Ms. Harker	$700,000	100%	$700,000
Ms. Beall	$620,000	100%	$620,000
Mr. Harrison	$450,000	70%	$315,000
ANNUAL BONUS PAYOUT FOR 2021
The extent to which a bonus is earned by an NEO is determined by the Committee, informed by attainment of the Company’s annual financial and qualitative performance goals, individual contributions made by the NEO during the year and each NEO’s KPIs.
Additionally, the Committee also considers the financial performance of the Company across a variety of financial measures which, for 2021, included total revenues, operating income, net income, earnings per share, Adjusted EBITDA, EBITDA margins, subscription revenue and free cash flow as a percentage of revenue. The Committee selected these financial measures for 2021 because it considers them to be broad enough to capture the most significant financial aspects of an organization as large as ours yet also focused enough to represent the financial measures that we believe drive our financial success as a pure-play media company.
In assessing Company achievement of these financial performance measures, the Committee compares them to management budgets approved by the Board at the beginning of the year and financial results from prior years and takes into account the Company’s financial performance relative to its peer companies, as well as industry and market conditions. Highlights of the financial results reviewed by the Committee are provided above under “Performance Highlights.”
In addition to the factors discussed above, during 2021 the Committee established an achievement scorecard in order to evaluate how the Company and the management team performed. The scorecard focused on the Company’s 2021 performance in four key areas: Content, Employees/Diversity & Inclusion, Sales/Retrans and Business/Strategic. The Committee believed it was important to consider these factors when assessing the Company’s 2021 performance and determining annual bonus payouts. Performance highlights under the scorecard include the following:
Content
The Company continued to deliver high quality journalism across formats, including:

•
Achieving strong digital video growth with the launch of
over-the-top
(OTT) apps for each of the Company’s stations, the expansion of Locked On Podcast Network into video and the continued strong video growth of VERIFY;

•
Continuing to be the most awarded local news group company, receiving 10 national Murrow awards, three of the four 2021 Peabody awards won by local broadcasters and two of the four local DuPont awards; and

•	Delivering critical news coverage, highlighted in 2021 by:

•	WUSA’s coverage of the January 6, 2021 Capitol insurrection

•	KARE’s coverage of the Derek Chauvin trial

•	Coverage by our Texas stations of the collapse of the power grid during a winter storm that killed nearly 250 people

•	WXIA’s in depth reporting of the murders of eight people, helping amplify the voices of the Asian American community

•	Numerous awards for coverage of issues on race

Employees/Diversity & Inclusion
The Company continued to focus on the safety of its employees in its response to the
COVID-19
pandemic by taking the following actions:

•	Implementing a vaccine mandate;

•	Piloting hybrid work arrangements across the Company in response to the recognized shift in the job market; and

•	Enhancing the Company’s mental health support programs and other employee benefits.
The Company also continued its efforts to enhance diversity and inclusion in its business, including by:

•	Delivering first of its kind inclusive journalism training in partnership with The Poynter Institute;

•	Providing unconscious bias training to leaders across the Company, including the NEOs;

•	Improving news leadership diversity from 2 to 10 news leaders across the Company; and

•	Achieving strong first-year performance towards the Company’s 2025 diversity targets.
Sales/Retrans
During 2021, the Company continued to deliver strong results:

•	The Company delivered record advertising and marketing services (AMS) revenue of $1.4 billion, finishing ahead of plan;

•	Digital revenue, including political, finished above plan;

•	Premion achieved more than 40% percent revenue growth relative to 2020, also exceeding its plan;

•	Non-Premion, digital revenue, enterprise revenue and multicast revenue all exceeded plan;

•	The Company continued to make progress on its TEGNA Sales One Team initiative, moving additional billings to its national sales team with improved cost efficiencies; and

•	The Company completed material retransmission consent agreements representing approximately 30 percent of the Company’s subscribers.
Business and Strategic
In addition to the Company’s performance highlights referenced on page 10 of this report, other business and strategic highlights included:

•
Maximizing value for the Company’s shareholders by engaging in negotiations that culminated in entering into a definitive agreement under which the Company will be acquired by an affiliate of Standard General for $24.00 per share in cash, subject to stockholder and regulatory approvals, and other customary closing conditions;

•	Excluding the impact of the interruption of service with DISH, EBITDA finished well ahead of plan despite the loss of record political advertising revenue versus 2020;

•	Delivering net income before taxes and earnings per share significantly above plan;

•	Growing the revenue of the Premion business by 41% year-over-year for a second straight year of +40% growth, while significantly exceeding its budgeted EBITDA and improving its EBITDA margins; and

•
Completing the acquisition of Locked On Podcast Network and have seen significant growth in podcast downloads while identifying opportunities for further integrations with the Company’s television stations.

Finally, the Committee evaluated the performance of our executives, the roles played by each of them in contributing to the Company’s progress in creating shareholder value, achieving critically important strategic transactions and the operational and financial results described in the “Executive Summary” above. Other factors considered by the Committee for the 2021 bonus awarded to each NEO are described below.

David T. Lougee, President and Chief Executive Officer

2021 Goals:

The Committee evaluated Mr. Lougee’s 2021 performance using a scorecard that measures Mr. Lougee’s results against financial and non-financial
KPIs, with the financial and
non-financial
KPIs each assigned an overall 50% weighting by the Committee. Mr. Lougee’s financial KPIs included EBITDA and revenue targets, with the EBITDA target weighted at 35% and the revenue target weighted at 15%. In assessing Mr. Lougee’s financial goals, the Committee also took into account the Company’s strong overall financial performance for the year.

Mr. Lougee’s
non-financial
goals included strategic goals relating to driving long-term growth for the Company (taking into account anticipated market forces and dynamics), the Company’s 2021 business priorities (key business initiatives critical to the Company during 2021), and the Company’s 2021 people goals (building the organization with capabilities and a culture for the future, including diversity and inclusion goals). These non-financial
goals were weighted as follows: strategic (25%), business priorities (15%) and people (10%). The Committee also assessed Mr. Lougee’s performance in the context of the core CEO responsibility to serve as the Company’s chief spokesperson and effectively communicate with all of the Company’s stakeholders, including its shareholders, employees, customers, Board of Directors and community and industry groups.

2021 Performance Highlights and Accomplishment of 2021 Goals:

During 2021, Mr. Lougee led the Company to record full-year revenue and EBITDA well above plan despite the absence of $385 million of incremental political revenue achieved in 2020, continued to successfully navigate the Company through the disruptions and challenges caused by the ongoing
COVID-19
pandemic, drove the successful negotiation of the Company’s merger agreement with an affiliate of Standard General and certain other parties and retransmission agreements, and continued to strengthen the Company’s commitment to diversity, equity and inclusion. Mr. Lougee’s annual bonus for 2021 reflected these accomplishments as well as the Committee’s assessment of the performance of his duties and his achievement of the following KPIs:

Financial KPIs
•   Achieved the Company’s full year Adjusted EBITDA of $948 million
*
, exceeding his EBITDA KPI.

•   Achieved record full-year revenue of $3.0 billion, up two percent year-over-year and exceeding his revenue KPI, driven by record subscription and AMS revenues more than offsetting the absence of $385 million of incremental political advertising achieved in 2020, including:

•   Record subscription revenue of $1.5 billion, up 14 percent year-over-year in spite of the interruption of service with DISH

•   AMS revenue was a record $1.4 billion, up 22 percent year-over-year.

Non-financial KPIs: Strategic and Business
•   Successfully led negotiations that culminated in entering into a definitive agreement pursuant to which the Company will be acquired by an affiliate of Standard General for $24.00 per share in cash, subject to stockholder and regulatory approvals, and other customary closing conditions.

•   Completed the acquisition and successful integration of Locked On Podcasting Network.

•   Successfully led the Company’s negotiations of comprehensive retransmission consent agreements representing approximately 30 percent of the Company’s subscribers.

•   Oversaw Premion’s achievement of more than 40% percent growth in 2021 relative to 2020 despite the absence of political revenue and the ongoing weakness in the auto category due to supply chain issues.

•   Continued to execute on the Company’s expense savings plan, ending the year with expenses coming in just under plan.

Non-financial KPIs: People
•   Oversaw the Company’s progress on its 2025 diversity, equity and inclusion goals, which the Company is on track to achieve ahead of schedule.

•   Delivered a
first-of-its-kind
inclusive journalism training program in partnership with The Poynter Institute and provided unconscious bias training to leaders across the Company.

•   Expanded the Company’s initiatives to identify and develop its internal talent, including expanding the
Producer-in-Residence
program and implementing a critical leadership skill training program.

•   Continued to make progress on the Company’s leadership succession and development plans.

*
Reconciliation of the following
non-GAAP
financial measure to the Company’s results as reported under accounting principles generally accepted in the United States may be found in the Company’s Form
10-K,
filed: adjusted EBITDA – page 35.

Victoria D. Harker, Executive Vice President and Chief Financial Officer

2021 Goals:

The Committee evaluated Ms. Harker’s 2021 performance using financial and non-financial
KPIs it developed in consultation with Mr. Lougee. Ms. Harker’s financial KPIs included, among other things, budget targets, Adjusted EBITDA, effective tax rate, earnings per share and external audit fees.

Ms. Harker’s
non-financial
goals included, without limitation, the continued transformation of the Company’s finance function, capital allocation, strategic transactions, cost restructuring, and people goals relating to hiring and promotion, racial and gender diversity and succession planning.

2021 Performance Highlights and Key Accomplishments:

Ms. Harker delivered a strong performance in 2021 during which she and her finance team supported achievement of the Company’s strong financial performance, supported shareholder value creation through efficient capital allocation decisions, including the Company’s increase of its quarterly dividend, continued to actively manage and implement expense reductions, supported the successful negotiation of retransmission agreements, drove the Company’s strong pension plan investment results and identified new areas of investment opportunity for the Company. Her annual bonus for 2021 reflected the Committee’s assessment of her and the Company’s performance, including her achievement of the following KPIs:

Financial KPIs
•   Achieved the Company’s full year Adjusted EBITDA of $948 million*, exceeding her EBITDA KPI.

•   Supported achievement of the Company’s 2021 budget targets, including its expense savings target, through accurate and timely forecasting.

•   Achieved the Company’s full year earnings per share budget.

Non-financial KPIs: Strategic and Business Goals

•   Working with external financial advisors, provided strategic transaction support in connection with various potential sale scenarios relating to the Company.

•   Drove the work behind increasing the Company’s quarterly dividend by approximately 36%.

•   Successfully launched finance-specific work on various large-scale requests for proposals, with a focus on lowering costs as well as diversity objectives.

•   Began the transition of the Company’s financial transaction processing organization

Non-financial KPIs: People Goals

•   In collaboration with Mr. Lougee and the Company’s chief human resources officer, developed and began executing against a succession and development plan for the finance team, including a development plan for her successor.

•   Re-aligned
the Company’s corporate financial planning and analysis team to support the Company’s strategic goals and 2021 operating plan.

*
Reconciliation of the following
non-GAAP
financial measure to the Company’s results as reported under accounting principles generally accepted in the United States may be found in the Company’s Form
10-K,
filed: adjusted EBITDA – page 35.

Lynn Beall, Executive Vice President and Chief Operating Officer – Media Operations

2021 Goals:

The Committee evaluated Ms. Beall’s 2021 performance using financial and non-financial
KPIs it developed in consultation with Mr. Lougee. Ms. Beall’s financial KPIs included, among other things, goals relating to net income before taxes and revenue, including Premion revenue.

Ms. Beall’s
non-financial
goals included, without limitation, audience growth, content transformation, retransmission and network affiliation agreement negotiations, optimization of the Company’s sale organization, and people goals relating to talent and culture, racial and gender diversity and succession planning.

2021 Performance Highlights and Key Accomplishments:

In 2021, while overseeing one of the most geographically diverse broadcast groups in the United States, Ms. Beall led the Company’s media operations through another historic news cycle that included a continuing global pandemic, an insurrection at the U.S. Capitol, coverage of extreme weather events, and emotional trial coverage sparked by the 2020 demonstrations for racial justice. Despite these and other challenges, the Company’s media operation realized strong results across the board under her leadership, driven by a strategic plan that focused on people, content and sales. Ms. Beall’s annual bonus for 2021 reflected the Committee’s assessment of her and the Company’s performance, including her achievement of the following KPIs:

Financial KPIs	Drove the Company’s record Media Operations revenue, also meeting her budget goal with respect to Media Operations net income before taxes and total Media Operations expense savings, while nearly meeting her goal with respect to subscription revenue despite of the impact of the interruption of service with DISH.

Non-financial KPIs: Strategic and Business Goals
•   Successfully led the Company’s negotiations of comprehensive retransmission consent agreements representing approximately 30 percent of the Company’s subscribers.

•   Oversaw the Company’s continuing progress on its TEGNA Sales One Team initiative, moving additional billings to its national sales team with improved cost efficiencies.

•   Implemented a regular momentum tracking study to hold the Company’s television stations accountable to positive product improvement.

•   The Company continued to be the most awarded and celebrated local news operation for quality journalism, receiving 10 national Edward R. Murrow awards and three of four local news Peabody nominations in 2021.

Non-financial KPIs: People Goals
•   Oversaw the rollout of the Company’s inclusive journalism training program for all content employees and audits for each newsroom’s products.

•   Through her succession planning and development efforts, oversaw the promotion of six diverse internal candidates into the position of station general manager.

•   Remained on track to achieve the 2025 diversity, equity and inclusion goals relating to the Company’s content leadership and content teams.

Akin S. Harrison, Senior Vice President and General Counsel
2021 Goals:

The Committee evaluated Mr. Harrison’s 2021 performance using financial and non-financial
KPIs it developed in consultation with Mr. Lougee. Mr. Harrison’s financial KPIs included managing the law department’s budget and total Company outside legal fees.

Mr. Harrison’s
non-financial
goals included providing legal counsel and leadership in support of the Company’s purpose, strategic transactions, negotiations and compliance efforts, leadership for the Company’s ethics standards and initiatives, legal support in connection with the Company’s contested director election, and people goals relating to diversity and inclusion and leadership development.

2021 Performance Highlights and Key Accomplishments:

In 2021, Mr. Harrison continued to effectively manage the law department and he and his team successfully managed a wide variety of legal matters for the Company, including a contested director election, FCC compliance, company-wide contracts, internal investigations, and antitrust and First Amendment matters. Mr. Harrison’s annual bonus for 2021 reflected the Committee’s assessment of his and the Company’s performance, including his achievement of the following KPIs:

Financial KPIs	Continued to successfully manage the legal department’s budget and total Company outside legal fees, enabling him to exceed his KPIs in each area for the year.

Non-financial KPIs: Strategic and Business Goals
•   Provided legal counsel and coordinated with outside counsel and the Company’s advisor team in connection with the Board’s evaluation of unsolicited acquisition proposals.

•   Supported the Company’s negotiations of comprehensive retransmission consent agreements representing approximately 30 percent of the Company’s subscribers.

•   Oversaw the Company’s legal compliance program, including ethics and antitrust training sessions.

•   Worked with a multi-functional team to oversee the Company’s efforts to take an inventory of its scope 1, 2 and 3 greenhouse gas emissions.

Non-financial KPIs: People Goals
•   Continued to take steps to develop the members of the legal department, including the promotion of a team member to corporate secretary.

•   Continued to support company-wide diversity and inclusion initiatives as an executive sponsor of the Company’s diversity and inclusion working group.

In determining the annual bonus payouts for each NEO, the Committee considered the strong individual and Company performance results referenced above. In particular, the Committee recognized the Company’s record revenue and strong EBITDA performance, which was achieved despite the loss of 2020’s political revenue, as well as the critical achievements outlined in the achievement scorecard. Based on its comprehensive review of these considerations, the Committee determined that the Company’s performance, and each NEO’s individual performance, was above target and awarded 2021 annual bonuses as follows:

EXECUTIVE	BONUS
Mr. Lougee	$1,450,000
Ms. Harker	$880,000
Ms. Beall	$775,000
Mr. Harrison	$430,000
LONG-TERM INCENTIVES
The Company’s long-term incentive program (the “LTI Program”) consists of awards of Performance Shares and Restricted Stock Units. The Performance Shares are based on the Company’s adjusted EBITDA and Free Cash Flow metrics, which the Committee views as critical to measuring our success in creating value for shareholders.

The Committee uses a
two-year
performance cycle for the Performance Shares in order to address the significant cyclical revenue increase the Company experiences in even-numbered years due to political spending during mid-term
and presidential election years as a result of the Company’s strong political footprint.

Under the Performance Share program, grants are made, and a new two-year
performance cycle begins, each year. At the end of each
two-year
performance cycle, the number of shares of Company common stock earned will be determined based upon the Company’s level of achievement versus the aggregate financial performance target or targets set by the Committee for that cycle. Any earned shares of Company common stock will not be distributed to executives until after the completion of the three-year service period. If the Company fails to meet threshold performance against a financial performance metric at the end of any performance cycle, no Performance Shares will be earned and no payout of shares of Company common stock will be made with respect to that financial performance metric. The current LTI Program has been used for awards made since 2018.
Long-Term Equity Awards under the 2021 LTI Program
For the March 1, 2021 grants, the Committee determined total long-term equity award target values for the NEOs taking into account market data and, for executives other than Mr. Lougee, the recommendations of Mr. Lougee and our Senior Vice President and Chief Human Resources Officer. These target values were calculated by multiplying the NEO’s base salary by a target percentage, which target percentage took into account:

•	the nature and responsibility of the position;

•	internal pay equity among positions; and

•	comparative market data.
Following an assessment of the market data and recommendations made with the assistance of Meridian, the Committee approved 2021 total long-term award target values for each of our NEOs in February 2021. The Committee determined that these long-term equity award values were appropriate given the individual performance of each NEO against his or her KPIs, the financial performance of the Company and the operations for which they are responsible, the Company’s progress towards the goals of its strategic plan and the Committee’s assessment of market pay levels. The long-term award targets were not increased from 2020 except for Mr. Harrison.

EXECUTIVE	2021 BASE SALARY	LONG TERM- AWARD TARGET PERCENTAGE	TOTAL LONG- TERM AWARD TARGET VALUE
Mr. Lougee	$975,000	450%	$4,387,500
Ms. Harker	$700,000	200%	$1,400,000
Ms. Beall	$620,000	185%	$1,147,000
Mr. Harrison	$450,000	185%	$832,500
On March 1, 2021, the long-term equity award value for each NEO was translated into a target award of Performance Shares and an award of RSUs based upon the Company’s closing stock price on February 28, 2021 (taking into account that dividends would not be paid on the Performance Shares or RSUs during the respective vesting periods), as follows:

EXECUTIVE	PERFORMANCE SHARES (TARGET #)	RSUs
Mr. Lougee	176,610	75,086
Ms. Harker	44,278	35,938
Ms. Beall	36,277	29,444
Mr. Harrison	26,330	21,371

2021 Performance Share Awards
For the 2021 Performance Share grants, the Committee determined to maintain the same performance metrics that will be measured over the applicable performance cycle, as follows:

Performance Metric	Weighting(1)	Description
Adjusted EBITDA	2/3	Compares, in percentage form, (1) the sum of the actual Adjusted EBITDA generated by the Company in each of the two applicable fiscal years, to (2) the sum of the target budgeted amounts of Adjusted EBITDA set by the Committee in connection with its annual budget review process for such fiscal years.

Free Cash Flow as a Percentage of Revenue	1/3	Compares, in percentage form, (1) the aggregate amount of Free Cash Flow generated by the Company in the two applicable fiscal years measured as a percentage of the aggregate total Company revenues generated by the Company in such fiscal years, to (2) the weighted average of the targeted level of Free Cash Flow as a percentage of total Company revenues set by the Committee in connection with its annual budget review process for such fiscal years.

(1)	The Performance Shares place a higher weighting on Adjusted EBITDA given the importance of meeting our profitability expectations.
For purposes of the 2021 Performance Share grants:

•
“Adjusted EBITDA” means net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating
items, (5) severance expense, (6) facility consolidation charges, (7) impairment charges, (8) depreciation, (9) amortization, and (10) expense related to performance share long-term incentive awards. Net income from continuing operations may be further adjusted to exclude unusual or non-recurring
charges or credits to the extent and in the amount such items are separately reported or discussed in the financial statements and notes thereto or in management’s discussion and analysis of the financial statements in a periodic report filed by the Company under the Securities Exchange Act of 1934, as amended.

•
“Free Cash Flow” means “net cash flow from operating activities” less “purchase of property and equipment”, each as reported in the Company’s consolidated statements of cash flows, and adjusted to exclude (1) voluntary pension contributions, (2) capital expenditures required either by government regulators or due to natural disasters offset by any reimbursements of such expenditures (e.g., from the U.S. government or an insurance company), and (3) the same adjustments made to Adjusted EBITDA, other than income taxes and interest to the extent of their impact on Free Cash Flow. When calculating Free Cash Flow in respect of the 2021 Performance Shares, actual changes in working capital for the year will be disregarded to the extent they are greater than or less than the $20 million collar specified by the Committee from the target change in working capital. The “collar” limits the effect of volatility in working capital that can impact the Company’s Free Cash Flow.

The Committee reserves the right to modify the calculations to adjust for impacts it deems appropriate.
The following table illustrates the ranges of potential payouts based on threshold, target and maximum performance levels for each financial performance metric adopted by the Committee for the applicable performance cycle:

	Actual versus Target	Applicable Payout Percentage*
Below Threshold (80%)	<80%	0
Threshold	80%	65%
Target	100%	100%
Maximum	110%	200%
Above Maximum	>110%	200%

*	The Applicable Payout Percentage is calculated using straight line interpolation for points between Threshold and Target and for points between Target and Maximum.

The Company does not publicly disclose its expectations of how it will perform on a prospective basis in future periods or specific long-term incentive plan targets applicable under its compensation programs due to potential competitive harm. The target performance goals for Adjusted EBITDA and Free Cash Flow for each two-year
performance cycle are designed to be appropriately challenging based on internal forecasts and the Company’s historical results, and there is a risk that payments will not be made at all or will be made at less than 100% of the target amount.
With certain exceptions for terminations due to death, disability, retirement (defined as 65 years of age or at least 55 years of age with at least 5 years of service) or a change in control of the Company, Performance Shares generally vest on the expiration of the three-year vesting service period (the Incentive Period) only if the executive continues to be employed by the Company through the last day of the vesting service period.
Following the end of the vesting service period, each executive who has earned Performance Shares will receive the number of shares of Company common stock earned for the performance cycle, less withholding taxes. Dividends are not paid or accrued on Performance Shares.
The vesting of the Performance Share grants will not accelerate in connection with a change in control, unless the executive has a qualifying termination of employment within two years following the date of the change in control or the grants are not continued or assumed (e.g., the grants are not equitably converted or substituted for awards of the successor company) following the change in control. In the event a change in control occurs prior to the expiration of the applicable performance period, the executive will receive (if the vesting requirements are satisfied) the target number of Performance Shares set forth in the executive award agreement for that Performance Share grant. In the event a change in control occurs after the expiration of the applicable performance period but prior to the expiration of the applicable vesting service period, the executive will receive (if the vesting requirements are satisfied) the number of Performance Shares earned during the applicable performance cycle.
2021 RSU Awards
An RSU generally represents the right to receive a share of Company stock at a specified date, provided that certain service requirements are satisfied. The RSUs granted to our NEOs in 2021 generally vest and are paid in four annual installments, a longer cycle than the three-year vesting period often used by companies for RSU grants. Executives are also entitled to receive a prorated portion of their RSUs upon retirement, disability or death. The vesting of the RSUs will not accelerate in connection with a change-in-control,
unless the executive has a qualifying termination of employment within two years following the date of the change-in-control
or the grants are not continued or assumed (e.g., the awards are not equitably converted or substituted for awards of the successor company) following the change-in-control.
Results for 2020 Performance Share Awards
In 2020, the NEOs received Performance Share awards with a
two-year
performance cycle of January 1, 2020 through December 31, 2021, contingent on the Company achieving its two-year
Adjusted EBITDA and Free Cash Flow as a Percentage of Revenue performance targets. The performance metric targets established by the Committee were designed to be challenging.
Performance Metric Targets for the 2020 Performance Shares

	Adjusted EBITDA	Cash Flow as a Percentage of Revenue
2020-2021 Total:	$1,963,771,000	19.5	% 1

1	Based on a Free Cash Flow target of $1,170,912,000 and a Revenue target of $5,996,027,000.

In February 2022, the Committee determined that the 2020-2021 Adjusted EBITDA and Cash Flow as a Percentage of Revenue performance metrics were achieved at $2,000,298,000 and 21.3%, respectively, which resulted in a payout percentage of 143.1% of the target number of 2020 Performance Shares, resulting in each NEO earning the following number of Performance Shares:

Executive	2020 Performance Shares
Mr. Lougee	325,794
Ms. Harker	81,680
Ms. Beall	66,919
Mr. Harrison	45,945
The earned 2020 Performance Shares remain subject to service vesting requirements; they generally will be paid out shortly after February 28, 2023 to the extent the executive has satisfied the vesting requirements for such awards as of such date.
Benefits and Perquisites
The Company’s NEOs are provided a limited number of personal benefits and perquisites (described in footnote 4 to the Summary Compensation Table). The Committee’s objectives in providing these benefits are to provide insurance protection for our NEOs and their families, to enable the Company to attract and retain superior management talent in a competitive marketplace, to complement other compensation components, and to help minimize distractions from our executives’ attention to important Company initiatives.
The personal benefits and perquisites the Company provides to our NEOs, including medical, life insurance and disability plans, are generally the same as those offered to other similarly situated senior executives. For additional information about these and other post-employment benefits, see the “Other Potential Post-Employment Payments” section of this report.
Post-Termination Pay
The Company sponsors post-termination pay plans which assist the Company in recruiting and retaining employees and in providing leadership stability and long-term commitment.
TEGNA Retirement Plan (TRP)
Prior to the
spin-off
of Gannett in June 2015 (the “Gannett
Spin-off”),
eligible Company employees generally had earned benefits under the Gannett Retirement Plan (GRP). In connection with the Gannett
Spin-off,
the Company adopted the TEGNA Retirement Plan (TRP), a
tax-qualified
defined benefit retirement plan which assumed the GRP pension liabilities relating to Company employees. Accordingly, the TRP generally provides retirement income to certain of the Company’s U.S.-based employees who were employed before their benefits were frozen on August 1, 2008, at which time participants, including each of the NEOs (other than Ms. Harker, who did not participate in the GRP and does not participate in the TRP), ceased to earn additional benefits for compensation or service earned on or after that date. The TRP provides benefits for employees based upon years of credited service, and the highest consecutive five-year average of an employee’s compensation out of the final ten years of credited service, referred to as final average earnings, or FAE. Subject to Internal Revenue Code limits, compensation generally includes a participant’s base salary, performance-based bonuses, and pre-tax
contributions to the Company’s benefit plans other than the TEGNA Deferred Compensation Plan (DCP). Until benefits commence, participants’ frozen benefits are periodically adjusted to reflect increases in a specified cost-of-living
index (i.e., the consumer price index for all urban consumers published by the U.S. Department of Labor Bureau of Statistics for U.S. all items less food and energy).
Effective January 1, 1998, the Company made a significant change to the GRP for service after that date. Certain employees who were either retirement-eligible or had a significant number of years of service with the Company were “grandfathered” in the plan provisions applicable to them prior to the change
(pre-1998
plan provisions). Other employees were transitioned to the post-1997 plan provisions under the GRP.
The
pre-1998
plan provisions provide for a benefit that is expressed as a monthly annuity at normal retirement equal to a gross benefit reduced by a portion of the participant’s Social Security benefit. Generally, a participant’s annual gross benefit is calculated by multiplying the participant’s years of credited service by specified percentages (generally 2% for each of a participant’s first 25 years of credited service and 0.7% for years of credited service in excess of 25) and multiplying such amount by the participant’s FAE. Benefits under the pre-1998
plan provisions are paid in the form of monthly annuity payments for the life of the participant and, if applicable, the participant’s designated beneficiary. The pre-1998
plan provisions provide for early retirement subsidies for participants who terminate employment after attaining age 55 and completing five years of service and elect to commence benefits before age 65. Under these provisions, a participant’s gross benefit that would otherwise be paid at age 65 is reduced by 4% for each year the participant retires before age 65. If a participant terminates employment after attaining age 60 with 25 years of service, the participant’s gross benefit that would otherwise be paid at age 65 is reduced by 2.5% for each year the participant retires before age 65.
The post-1997 plan provisions provide for a benefit under a pension equity formula, which generally expresses a participant’s benefit as a current lump sum value based on the sum of annual percentages credited to each participating employee. The percentages increase with years of service, and, in some circumstances, with age. Upon termination or retirement, the total percentages are applied to a participant’s FAE resulting in a lump sum benefit value. The pension equity benefit can be paid as either a lifetime annuity or a lump sum.
As noted above, in connection with the Gannett
Spin-off,
the TRP assumed the GRP pension liabilities of the NEOs who had accrued a benefit under the GRP. The TRP benefit for each of our participating NEOs is calculated under the post-1997 plan provisions. However, as noted below, the SERP benefit for Ms. Beall is calculated under the pre-1998
plan provisions. Each of the NEOs who participates in the TRP is fully vested in his or her TRP benefit.
In connection with its acquisition of Belo Corp. (Belo), the Company assumed the legacy Belo pension plan (the “Belo Plan”), which was merged into the TRP. Since Mr. Lougee earned a pension benefit while employed by Belo, the total TRP benefit for Mr. Lougee is calculated based on his accruals under both the post-1997 TRP plan provisions and the Belo Plan provisions, in which benefits he is also fully vested. Under the Belo Plan, which was frozen to new benefits as of March 31, 2007, Mr. Lougee will be entitled to monthly annuity payments for his life commencing at age 65 calculated by multiplying his Belo credited service (including any additional service credits provided when the plan was frozen) by his monthly FAE, in each case earned at Belo as of March 31, 2007, and further multiplied by specified percentages (generally 1.1% plus 0.35% for average earnings in excess of covered compensation). If Mr. Lougee were to terminate employment and elect to commence receiving benefits prior to age 65, his benefit that would otherwise be paid at age 65 would be reduced as follows: 3.33% per year for each year of such early retirement prior to age 61 and 6.67% per year for each year of such early retirement between ages 61 and 65.
TEGNA Supplemental Retirement Plan (SERP)
The SERP is a nonqualified retirement plan that provides eligible employees with retirement benefits that cannot be provided under the TRP due to the Internal Revenue Code, which limits the compensation that can be recognized under qualified retirement plans and imposes limits on the amount of benefits which can be paid. For some participants, including Ms. Beall, the SERP also provides a benefit equal to the difference between the benefits calculated under the pre-1998
formula, without regard to the
IRS-imposed
limits on pay and benefits, and the amount they will receive from the TRP under the post-1997 formula. The SERP benefits for Mr. Lougee and Mr. Harrison are calculated under the post-1997 formula without regard to the
IRS-imposed
limits on pay and benefits. For all SERP participants, the benefit calculated under the applicable SERP formula is reduced by benefits payable from the TRP. Ms. Harker does not participate in the SERP.
In conjunction with the Company’s decision to freeze benefits under the GRP, the Company also decided to make changes to benefits under the SERP. Generally, until December 31, 2017, SERP participants whose SERP benefits were calculated under the pre-1998
formula continued to accrue benefits under the SERP. However, their benefits for credited service after August 1, 2008 were calculated at a rate that is one-third
less than the
pre-August 1,
2008 rate. Ms. Beall is the only NEO who was affected by this change. Ms. Beall is currently eligible for early retirement under the pre-1998
formula that applies to her under the SERP.
Effective December 31, 2017, SERP participants whose SERP benefits were calculated under the pre-1998
formula had their SERP benefits frozen such that they ceased to earn additional benefits for earnings, credited service, cost of living adjustments or any other factor or reason after that date. Ms. Beall is the only NEO who was affected by this change.
Effective August 1, 2008, SERP participants whose SERP benefits were not calculated under the pre-1998
formula had their SERP benefits frozen such that they ceased to earn additional benefits for compensation or service earned on or after that date. Until benefits commence, such participants’ frozen benefits are periodically adjusted to reflect increases in a specified cost-of-living
index (i.e., the consumer price index for all urban consumers published by the U.S. Department of Labor Bureau of Statistics for U.S. all items less food and energy). Mr. Lougee and Mr. Harrison are the only NEOs who were affected by this change.

SERP benefits generally vest if the participant terminates employment after attaining age 55 and completing at least five years of service with the Company, although benefits become fully vested upon a change in control.
SERP benefits are generally paid in the form of a lump sum amount when a participant separates from service or, if later, the date the participant attains age 55, except that payment is accelerated in the event that the Company undergoes a change in control.
Mr. Lougee and Ms. Beall each are fully vested in his or her SERP benefits. Mr. Harrison is not vested in his SERP benefit but will become vested if he continues employment until age 55.
TEGNA 401(k) Savings Plan (401(k) Plan)
Most of the Company’s employees based in the United States are eligible to participate in the TEGNA 401(k) Savings Plan (“401(k) Plan”), which permits eligible participants to make pre-tax
contributions and provides for matching and other employer contributions. Since 2018, the matching contribution rate for the 401(k) plan has been 100% of the employee’s elective deferrals up to the first 4% of the employee’s compensation. For purposes of the 401(k) Plan and subject to Internal Revenue Code limits, compensation generally includes a participant’s base salary, performance-based bonuses, and pre-tax
contributions to the Company’s benefit plans. Company contributions under the 401(k) Plan are immediately vested when they are made; therefore, as of the date of this report, Company contributions are 100% vested for each of the NEOs.
TEGNA Deferred Compensation Plan (DCP)
Each NEO who participates in the DCP, the Company’s nonqualified deferred compensation plan, may elect to defer all or a portion of his or her compensation under the DCP, provided that the minimum deferral must be $5,000 for each form of compensation (base salary and bonus) for the year of deferral. The amounts deferred by each NEO are vested and will be deemed invested in the fund or funds designated by such NEO from among a number of funds offered under the DCP.
The DCP provides for Company contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by Internal Revenue Code rules that limit the amount of compensation that can be taken into account when calculating benefits under a qualified plan. Generally, Company contributions to the DCP are calculated by applying the same formula that applies to an employee’s matching contributions under the 401(k) Plan to the employee’s compensation in excess of the Internal Revenue Code compensation limit. Participants are not required to make elective contributions to the DCP to receive an employer contribution under the DCP. The same vesting rules that apply under the 401(k) Plan apply to contributions under the DCP, except that amounts under the DCP become vested upon a change in control. Each NEO has been credited with Company contributions to the DCP and was immediately vested in his or her Company contribution when it was made.
Amounts that a participant elects to defer into the DCP are generally paid at the time and in the form elected by the participant, provided that if the participant terminates employment before attaining age 55 and completing five years of service, benefits are paid in a lump sum amount upon such termination (although for pre-2005
deferrals the Committee may pay such deferrals in five annual installments). The DCP permits participants to receive in-service
withdrawals of participant contributions for unforeseeable emergencies and certain other circumstances. Prior to when the deferrals are made, a participant may make a special election as to the time and form of payment for benefits that become payable due to the participant’s death or disability if payments have not already commenced, and deferrals will be paid in accordance with such elections under those circumstances. Company contributions to the DCP are generally paid in the form of a lump sum amount when a participant separates from service. The payment of post-2004 Company and participant DCP contributions is accelerated in the event that the Company undergoes a change in control.
TEGNA 2015 Change in Control Severance Plan
The TEGNA 2015 Change in Control Severance Plan (CIC Severance Plan) provides severance pay for certain key executives upon a change in control of the Company in order to assure the Company that it will have the continued dedication of, and the availability of objective advice and counsel from, key executives notwithstanding the possibility, threat or occurrence of a change in control. Mr. Lougee is the only NEO eligible to participate in the CIC Severance Plan. Ms. Harker, Ms. Beall and Mr. Harrison participate in the TEGNA Transitional Compensation Plan (TCP) rather than the CIC Severance Plan. The Board believes it is imperative that the Company and the Board be able to rely upon key executives to continue in their positions and be available for advice, if requested, in connection with any proposal relating to a change in control without concern that those individuals might be distracted by the personal uncertainties and risks created by such a proposal. Change in control arrangements also facilitate the Company’s ability to attract and retain management as the Company competes for talented employees in a marketplace where such protections are common.
With those goals in mind, the CIC Severance Plan provides that a participant would be entitled to compensation if the participant is terminated prior to and in connection with a change in control or, if within two years from the date of the change in control, the participant’s employment is terminated by the Company other than for “cause,” or by the participant for “good reason”.
Following is a summary of several key terms of the CIC Severance Plan:

•
“change in control” means the first to occur of: (1) the acquisition of 20% or more of the Company’s outstanding shares of common stock or the combined voting power of the Company’s outstanding voting securities; (2) the Company’s incumbent directors ceasing to constitute at least a majority of the Board, except in connection with the election of directors approved by a vote of at least a majority of the directors then comprising the incumbent Board; (3) consummation of a sale of the Company in a merger or similar transaction, or a sale or other disposition of all or substantially all of the Company’s assets; or (4) approval by the Company’s shareholders of the Company’s complete liquidation or dissolution.

•
“cause” means (1) the participant’s material misappropriation of Company funds or property; (2) the participant’s unreasonable and persistent neglect or refusal to perform his or her duties which is not remedied within 30 days following notice from the Company; or (3) the participant’s conviction, including a plea of guilty or of nolo contendere, of a securities law violation or a felony.

•
“good reason” means the occurrence after a change in control of any of the following without the participant’s express written consent, unless fully corrected prior to the date of termination: (1) a material diminution of the participant’s duties, authorities or responsibilities; (2) a reduction in the participant’s base salary or target bonus opportunity; (3) a failure to provide the participant with an annual long-term incentive opportunity whose grant date value is equivalent to or greater in value than participant’s regular annual long-term incentive opportunity in effect on the date of the change in control; (4) the relocation of the participant’s office from the location at which the participant is principally employed immediately prior to the date of the change in control to a location 35 or more miles farther from the participant’s residence immediately prior to the change in control, or the Company’s requiring the participant to be based anywhere other than the Company’s offices, except for required travel on the Company’s business to an extent substantially consistent with the participant’s business travel obligations prior to the change in control; (5) the failure by the Company to pay any compensation or benefits due to the participant; (6) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the CIC Severance Plan; or (7) any purported termination of the participant’s employment that is not effected pursuant to the CIC Severance Plan.

•
“multiplier” means 3.0 for the Company’s CEO as of the date of the change in control; 2.0 for a participant who on the date of the change in control is a member of the Company’s executive leadership team and reports directly to the Company’s CEO; and 1.0 for other participants. Mr. Lougee’s multiplier is 3.0.

A NEO entitled to compensation under the CIC Severance Plan would receive:

•
Payments
. Upon a participant’s qualifying termination of employment, the participant is entitled to receive a lump sum amount equal to the sum of (1) any unpaid base salary or bonus through the date of termination; and (2) a prorated annual bonus for the portion of the fiscal year elapsed prior to the termination date in an amount equal to the average annual bonus the participant earned with respect to three fiscal years immediately prior to the fiscal year in which the termination date occurs prorated for the portion of the fiscal year elapsed prior to the termination date. Additionally, participants are paid a lump sum cash severance payment equal to a “multiplier” that is designated for the participant times the sum of (1) the participant’s annual base salary at the highest rate of salary during the
12-month
period immediately prior to the termination date or, if higher, during the
12-month
period immediately prior to the change in control (in each case, as determined without regard for any reduction for deferred compensation, 401(k) plan contributions and similar items), and (2) the greater of (A) the average annual bonus the participant earned with respect to the three fiscal years immediately prior to the fiscal year in which the change in control occurs; and (B) the average annual bonus the participant earned with respect to the three fiscal years immediately prior to the fiscal year in which the termination occurs.

•
COBRA Benefit
. A participant will receive an amount equal to the monthly COBRA cost of the participant’s medical and dental coverage in effect as of the date of termination multiplied by the lesser of (1) 18; or (2) 24 minus the number of full months between the date of the change in control and the date of termination.

•
Excise Taxes
. In the event benefits otherwise would be subject to Section 4999 of the Code, they will be reduced to $1 less than the amount that would trigger such taxes if such a reduction would put the applicable participant in a better after-tax
position.

Benefits are subject to the participant executing a release and agreeing to certain restrictive covenants.
TEGNA Transitional Compensation Plan (TCP)
The TCP is a legacy plan that provides severance pay for some of our NEOs and other key executives upon a change in control of the Company. Ms. Harker, Ms. Beall and Mr. Harrison participate in the TCP. Ms. Harker first participated in the TCP after April 15, 2010. Mr. Lougee participates in the CIC Severance Plan rather than the TCP.
On December 8, 2015, the Company, consistent with its practice of updating its plans and programs from time to time in light of evolving market trends, froze participation in the TCP and, effective December 15, 2016, additional service credit accruals for existing participants.
The TCP assures the Company that it will have the continued dedication of, and the availability of objective advice and counsel from, key executives notwithstanding the possibility, threat or occurrence of a change in control. As a result, we believe the TCP helps promote the retention and continuity of certain key executives for at least one year after a change in control. The Board believes it is imperative that the Company and the Board be able to rely upon key executives to continue in their positions and be available for advice, if requested, in connection with any proposal relating to a change in control without concern that those individuals might be distracted by the personal uncertainties and risks created by such a proposal. Change in control arrangements also facilitate the Company’s ability to attract and retain management as the Company competes for talented employees in a marketplace where such protections are common.
With those goals in mind, the TCP provides that participants would be entitled to compensation following a change in control if (1) within two years from the date of the change in control the participant’s employment is terminated by the Company other than for “cause,” or by the employee for “good reason”, or (2) in the case of executives participating in the TCP before April 15, 2010 (but not those who first participate in the TCP on or after that date), within a
30-day
window period beginning on the first anniversary of the change in control, the executive terminates his or her employment voluntarily.
Following is a summary of several key terms of the TCP:

•
“change in control” means the first to occur of: (1) the acquisition of 20% or more of our then-outstanding shares of common stock or the combined voting power of our then-outstanding voting securities; (2) our incumbent directors cease to constitute at least a majority of the Board, except in connection with the election of directors approved by a vote of at least a majority of the directors then comprising the incumbent Board; (3) consummation of our sale in a merger or similar transaction or sale or other disposition of all or substantially all of our assets; or (4) approval by our shareholders of the Company’s complete liquidation or dissolution.

•
“cause” means (1) any material misappropriation of Company funds or property; (2) the executive’s unreasonable and persistent neglect or refusal to perform his or her duties which is not remedied in a reasonable period of time following notice from the Company; or (3) conviction of a felony involving moral turpitude.

•
“good reason” means the occurrence after a change in control of any of the following without the participant’s express written consent, unless fully corrected prior to the date of termination: (1) a material diminution of an executive’s duties or responsibilities; (2) a reduction in, or failure to pay timely, the executive’s compensation and/or other benefits or perquisites; (3) the relocation of the executive’s office outside the Washington, D.C. metropolitan area or away from the Company’s headquarters; (4) the failure of the Company or any successor to assume and agree to perform the TCP; or (5) any purported termination of the executive’s employment other than in accordance with the TCP. Any good faith determination of “good reason” made by the executive shall be conclusive.

•
“severance period” means a number of whole months equal to the participant’s months of continuous service with the Company or its affiliates divided by 3.33; provided, however, that in no event shall the participant’s severance period be less than 24 months or more than 36 months, regardless of the participant’s actual length of service. As of December 31, 2021, the severance periods for Ms. Harker, Ms. Beall and Mr. Harrison are 24, 36 and 36 months, respectively.

An NEO entitled to compensation under the TCP would receive:

•
Pension
. In addition to their vested TRP and SERP benefits, upon their termination of employment, TCP participants are entitled to a lump sum payment equal to the difference between (1) the amount that would have been paid under the TRP and SERP had the executive remained in the employ of the Company for the severance period and received the same level of base salary and bonus which the executive received with respect to the fiscal year immediately preceding the date of the change in control or the termination date, whichever is higher, and (2) the amount payable under the TRP and SERP as of the later of the date of the change in control or the termination date, whichever is higher. Ms. Beall’s SERP benefit was subject to a service and pay freeze as of December 15, 2017. Mr. Harrison’s SERP benefit was subject to a service and pay freeze as of August 1, 2008. Ms. Beall is 100% vested in her SERP benefit and Mr. Harrison would become 100% vested in his SERP benefit in the event of a change in control. The TCP would provide each of Ms. Beall and Mr. Harrison with increases in her or his pension benefit through the end of her or his severance period. Ms. Harker does not participate in the TRP or the SERP.

•
Payments
. Upon a TCP participant’s qualifying termination of employment, the participant is entitled to receive a lump sum amount equal to the sum of (i) any unpaid base salary through the date of termination at the higher of the base salary in effect immediately prior to change in control or on the termination date; and (ii) an amount equal to the highest annual bonus paid in the three preceding years which is prorated to reflect the portion of the fiscal year in which the participant was employed prior to termination. Additionally, TCP participants are paid a lump sum cash severance payment equal to the participant’s severance period divided by twelve multiplied by the sum of (1) the executive’s highest base salary during the
12-month
period prior to the termination date or, if higher, during the
12-month
period prior to the change in control (plus certain other compensation items paid to the participant during the
12-month
period prior to the date of termination), and (2) the greater of (a) the highest annual bonus earned by the executive in the three fiscal years immediately prior to the year of the change in control or (b) the highest annual bonus earned by the executive with respect to any fiscal year during the period between the change in control and the date of termination.

•
Excise Taxes
. Executives participating in the TCP before April 15, 2010 (but not those who first participated in the TCP on or after that date) would be entitled to receive payment of an amount sufficient to make them whole for any excise tax imposed on the payment under Section 4999 of the Internal Revenue Code. The effects of Section 4999 generally are unpredictable and can have widely divergent and unexpected effects based on an executive’s personal compensation history. Therefore, to provide an equal level of benefit across individuals without regard to the effect of the excise tax, the Company determined that excise tax reimbursement payments were appropriate for certain TCP participants. Executives, such as Ms. Harker, who first participated in the TCP on or after April 15, 2010, will not receive a Section 4999 excise tax reimbursement. The change of control benefits for executives who are not entitled to receive a Section 4999 excise tax reimbursement payment will be reduced to $1 less than the amount that would trigger such taxes if such a reduction would put them in a better after-tax
position.

•
Medical and Life Insurance
. For purposes of determining a TCP participant’s eligibility for retiree life insurance and medical benefits, the participant is considered to have attained the age and service credit that the participant would have attained had the participant remained employed until the end of the severance period. Additionally, each TCP participant receives life and medical insurance benefits for the severance period in amounts no less than those that would have been provided had the participant not been terminated.

TEGNA Executive Severance Plan (TESP)
Each of the NEOs participates in the TEGNA Inc. Executive Severance Plan (TESP). The TESP provides severance payments to each of the NEOs and other executives of the Company approved by the Committee in the event of certain involuntary terminations of employment. Under the TESP, a participant who experiences an involuntary termination of employment without cause would receive a lump-sum
cash severance payment equal to the product of (a) a severance multiple; and (b) the sum of the participant’s (1) annual base salary and (2) average annual bonus earned for the three fiscal years immediately preceding the termination. The severance multiple is 2.0 for a participant who is the Company’s Chief Executive Officer, 1.5 for a participant who is a member of the Company’s executive leadership team who reports directly to the Company’s Chief Executive Officer, and 1.0 for all other participating executives. In addition, participating executives would receive a lump sum amount equal to the sum of (1) any unpaid base salary or bonus through the date of termination; and (2) a prorated annual bonus for the portion of the fiscal year elapsed prior to the termination. The severance payment is contingent upon the participant’s execution of a separation agreement containing a release of claims in favor of the Company and its affiliates and covenants restricting the participant’s competition, solicitation of employees, disparagement of the Company and its affiliates, and disclosure of confidential information. The separation agreement also contains a release of claims by the Company and its affiliates in favor of the participant and a covenant restricting the Company’s disparagement of the participant. The severance multiples for Mr. Lougee, Ms. Harker, Ms. Beall and Mr. Harrison are 2.0, 1.5, 1.5 and 1.5, respectively.
In May 2017, in order to secure the retention of Ms. Harker following the Cars.com
Spin-off,
the Company entered into a letter agreement with Ms. Harker pursuant to which she was entitled to participate in the TESP or a plan that provides substantially similar benefits through February 28, 2018. Following that date, Ms. Harker is permitted to terminate her employment with the Company voluntarily and receive the benefits contemplated by the TESP or such other severance plan, subject to her compliance with certain notice requirements and the terms of such plan (including the execution of a release of claims) and provided that circumstances have not arisen entitling the Company to terminate her employment for cause.
Additional information regarding severance benefits for the Company’s NEOs is set forth in the section of this report entitled “Other Potential Post-Employment Payments.”
Other Compensation Policies
Recoupment Policy
The Company has adopted a recoupment or “clawback” policy that applies to cash-based and equity-based incentive compensation awards granted to the Company’s employees, including the NEOs. Under the policy, to the extent permitted by applicable law and subject to the approval of the Committee, the Company may seek to recoup any incentive based compensation awarded to any employee subject to the policy, if (1) the Company is required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the securities laws, (2) the fraud or intentional misconduct of an employee subject to the policy contributed to the noncompliance that resulted in the obligation to restate, and (3) a lower award of incentive-based compensation would have been made to the covered employee had it been based upon the restated financial results. In December 2018, the Company amended its recoupment policy to also permit the Committee to recoup up to three years of an employee’s incentive compensation if that employee’s gross negligence or intentional misconduct caused the Company material harm (financial, competitive, reputational or otherwise), even if the Company is not required to prepare an accounting restatement. The policy is in addition to any other remedies the Company may have, including those available under Section 304 of the Sarbanes-Oxley Act of 2002, as amended.
Hedging, Short-Selling and Pledging Policy
The Company has adopted a policy that prohibits the Company’s employees and directors from purchasing financial instruments that are designed to hedge or offset any fluctuations in the market value of the Company’s equity securities they hold, purchasing the Company’s shares on margin and selling any securities of the Company “short.” The policy also prohibits the Company’s directors and executive officers from borrowing against any account in which the Company’s equity securities are held or pledging the Company’s equity securities as collateral for a loan. These prohibitions apply whether or not such equity securities were acquired through the Company’s equity compensation programs.
Tax Considerations
Effective January 1, 2018, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid to an individual who was the company’s CEO, CFO or one of the company’s next three other most highly compensated executive officers in any year after 2016. As a general matter, while the Committee considers tax deductibility as one of several relevant factors in determining compensation, it retains the flexibility to design and maintain executive compensation arrangements that it believes will attract and retain executive talent and result in strong returns to shareholders, even if such compensation is not deductible by the Company for federal income tax purposes.
Leadership Development and Compensation Committee Report
The Leadership Development and Compensation Committee met with management to review and discuss the Compensation Discussion and Analysis disclosures included in this report. Based on such review and discussion, on April 28, 2022 the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report, and the Board has approved that recommendation.

Leadership Development and Compensation Committee
Scott K. McCune, Chair
Howard D. Elias
Lidia Fonseca
Melinda C. Witmer

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
David T. Lougee	2021	975,000	1,450,000	4,387,505	5,465	140,507	6,958,477
(President and CEO)	2020	915,986	1,146,500	4,387,505	70,994	192,401	6,713,385
	2019	950,000	1,225,000	3,324,995	100,646	186,105	5,786,746
Victoria D. Harker (Executive Vice President and Chief Financial Officer)	2021	700,000	880,000	1,399,988	0	72,614	3,052,602
	2020	670,385	695,000	1,400,002	0	75,691	2,841,078
	2019	700,000	780,000	1,400,003	0	72,414	2,952,417
Lynn Beall	2021	620,000	775,000	1,147,010	0	115,580	2,657,590
(Executive Vice President and COO - Media Operations)	2020	587,077	605,000	1,146,990	664,106	113,778	3,116,951
	2019	585,961	610,000	884,999	744,670	108,250	2,933,880
Akin S. Harrison	2021	450,000	430,000	832,512	2,175	31,999	1,746,686
(Senior Vice President and General Counsel)	2020	425,385	312,500	787,502	5,004	31,022	1,561,413
	2019	425,000	300,000	531,253	8,086	25,555	1,289,894

(1)
The amounts reported in this column for 2020 reflect that in response to the
COVID-19
pandemic senior Company executives, including each of the NEOs, accepted temporary salary reductions pursuant to which Mr. Lougee received a 25% temporary salary reduction and senior Company executives, including each of the NEOs other than Mr. Lougee, received a 20% temporary salary reduction during the second quarter of 2020.

(2)
Amounts in this column represent the aggregate grant date fair value of Performance Share and RSU awards computed in accordance with Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”) based on the assumptions set forth in note 9 to the Company’s 2021 audited financial statements. The amounts reported in this column are not paid to or realized by the NEO. There can be no assurance that the ASC 718 amounts shown in this column will ever be realized by an executive officer. The value of grants of Performance Shares included above have been calculated assuming the target level of performance is met, which we consider to be the most probable outcome. If grants of Performance Shares were calculated assuming the maximum level of performance was met, the amounts shown in this column for Mr. Lougee would be: 2021: $7,458,753; 2020: $7,458,760; 2019: $5,486,240; for Ms. Harker: 2021: $2,169,982; 2020: $2,169,998; 2019: $2,170,007; for Ms. Beall: 2021: $1,777,867; 2020: $1,777,836; 2019: $1,371,748; and for Mr. Harrison: 2021: $1,290,391; 2020: $1,220,626; and 2019: $823,443.

(3)
Amounts in this column represent the aggregate increase, if any, of the accumulated benefit liability relating to the NEO under the TRP and the SERP in the applicable fiscal year. Amounts are calculated by comparing values as of the pension plan measurement date used for the Company’s financial statements for the applicable fiscal years. The Company uses the same assumptions it uses for financial reporting under generally accepted accounting principles with the exception of retirement age, pre-retirement
mortality and probability of terminating employment prior to retirement. The assumed retirement age for the above values is the earliest age at which an executive could retire without any benefit reduction due to age. The above values are calculated assuming each NEO survives to the assumed retirement age. The amounts reported in this column shown for Mr. Lougee include the accumulated benefit liability related to his legacy Belo Corp. pension benefit. The amounts reported in this column shown for Ms. Harker reflect the fact that she does not participate in the TRP or the SERP.

(4)
Amounts for 2021 reported in this column include (i) life insurance premiums paid by the Company for Ms. Beall in the amount of $15,733 (for an explanation of the Company’s life insurance programs, see footnote 3 to the “Potential Payments to NEOs Upon Termination” table beginning on page 41 of this report); (ii) matching contributions of $11,600 to each of the respective 401(k) accounts of Mr. Lougee, Ms. Harker, Ms. Beall and Mr. Harrison; (iii) Company contributions into the DCP accounts of Mr. Lougee, Ms. Harker, Ms. Beall and Mr. Harrison in the amounts of $73,260, $44,200, $37,400, and $18,900, respectively (for an explanation of these payments, see the discussion of the TEGNA Deferred Compensation Plan beginning on page 37 of this report); (iv) premiums in the amount of $10,200 paid by the Company for supplemental medical coverage for Mr. Lougee and Ms. Beall; (v) other than for Ms. Harker and Mr. Harrison, a Company-provided automobile (beginning in 2012, the Company no longer provides this benefit to new senior executives), (vi) legal and financial services for Mr. Lougee and Ms. Beall; (vii) TEGNA Foundation grants to eligible charities recommended by Mr. Lougee and Ms. Harker of up to $15,000 annually (beginning in 2013, the Company no longer provides this benefit to new senior executives, including Ms. Beall and Mr. Harrison); and (viii) premiums paid by the Company for travel accident insurance for Mr. Lougee, Ms. Harker, Ms. Beall and Mr. Harrison in the amounts of $1,814, $1,814, $1,814 and $1,499, respectively. The NEOs also occasionally receive tickets to sporting events for personal use if the tickets are not needed for business use, for which the Company does not incur incremental costs.

Grants of Plan-Based Awards
The following table summarizes grants of plan-based awards in 2021. See the table entitled “Outstanding Equity Awards at Fiscal Year End” for the number of plan-based awards outstanding on December 31, 2021.

						All Other	Grant
						Stock	Date Fair
						Awards:	Value of
			Estimated Future Payouts			Number	Stock
			Under Equity Incentive			Of Shares	and
	Grant	Committee	Plan Awards(2)			Of Stock	Options
Name	Date (1)	Meeting Date	Threshold (#)	Target (#)	Maximum (#)	Or Units (#)(3)	Awards ($)(4)
Mr. Lougee	3/1/2021	2/10/21	114,797	176,610	353,220		3,071,248
	3/1/2021	2/10/21				75,086	1,316,258
Ms. Harker	3/1/2021	2/10/21	28,781	44,278	88,556		769,994
	3/1/2021	2/10/21				35,938	629,993
Ms. Beall	3/1/2021	2/10/21	23,580	36,277	72,554		630,857
	3/1/2021	2/10/21				29,444	516,153
Mr. Harrison	3/1/2021	2/10/21	17,115	26,330	52,660		457,879
	3/1/2021	2/10/21				21,371	374,634

(1)	See the “Compensation Discussion and Analysis” section for a discussion of the timing of various pay decisions.
(2)
These share numbers represent the threshold, target and maximum payouts which may be earned under the 2021 Performance Share awards. The threshold payout is 65% of the target Performance Share award, and the maximum payout is 200% of the target Performance Share award.

(3)
The RSU grants reported in this column generally vest in four equal annual installments and, subject to certain exceptions, the corresponding vested shares of the Company’s common stock generally will be delivered to the NEO in four equal annual installments beginning on February 28, 2022.

(4)
The full grant date fair value of the awards was computed in accordance with ASC 718, based on the assumptions set forth in note 9 to the Company’s 2021 audited financial statements. There can be no assurance that the ASC 718 amounts shown in the table will ever be realized by an executive officer. Amounts shown for grants of Performance Shares have been calculated assuming the target level of performance is met.

Outstanding Equity Awards at Fiscal
Year-End

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Shares, Units or Other Rights That Have Not Vested ($)
Mr. Lougee	19,740	(2)	366,374
	46,550	(3)	863,968
	72,481	(4)	1,345,247
	75,086	(5)	1,393,596
	239,031	(6)	4,436,415
	325,794	(7)	6,046,737
				176,610	(8)	3,277,882
Ms. Harker	12,921	(2)	239,814
	25,200	(3)	467,712
	34,692	(4)	643,884
	35,938	(5)	667,009
	85,161	(6)	1,580,588
	81,680	(7)	1,515,981
				44,278	(8)	821,800
Ms. Beall	7,960	(2)	147,738
	15,930	(3)	295,661
	28,422	(4)	527,512
	29,444	(5)	546,481
	53,834	(6)	999,159
	66,919	(7)	1,242,017
				36,277	(8)	673,301
Mr. Harrison	2,461	(2)	45,676
	9,563	(3)	177,489
	19,515	(4)	362,198
	21,371	(5)	396,646
	32,316	(6)	599,785
	45,945	(7)	852,739
				26,330	(8)	488,685

(1)
The value of these RSUs and Performance Shares is based on the product of the number of the applicable RSUs or Performance Shares shown multiplied by $18.56, the closing price of a share of Company stock on December 31, 2021. There can be no assurance that the amounts shown in the table will ever be realized by an executive officer.

(2)	These RSUs vested on February 28, 2022.
(3)	Fifty percent of these RSUs vested on February 28, 2022 and the remaining fifty percent of these RSUs are scheduled to vest on February 28, 2023.
(4)	One third of these RSUs vested on February 28, 2022 and the remainder of these RSUs are scheduled to vest in two equal annual installments on February 28, 2023 and February 29, 2024.
(5)
Twenty-five percent of these RSUs vested on February 28, 2022 and the remainder of these RSUs are scheduled to vest in three equal annual installments on February 28, 2023, February 29, 2024 and February 28, 2025.

(6)
These share numbers represent the Performance Shares earned for the 2019-2020 performance cycle, which were earned at 136.7% of target. These Performance Shares were paid out on February 28, 2022 at the end of the service-based vesting period.

(7)
These share numbers represent the Performance Shares earned for the 2020-2021 performance cycle, which were earned at 143.1% of target as described on page 25 of this report. The payout of the earned Performance Shares remains subject to a service-based vesting period ending February 28, 2023.

(8)
These share numbers represent the target Performance Share awards under the Performance Share program for the 2021-2024 Incentive Period. If the performance conditions are met during the two-year
performance cycle ending December 31, 2022, these Performance Shares are eligible to vest on February 29, 2024.

Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
David T. Lougee	263,725	4,772,328
Victoria D. Harker	121,752	2,204,299
Lynn Beall	77,560	1,404,530
Akin S. Harrison	22,543	409,375

(1)
These share amounts include (a) 25% of the Company’s RSU awards granted on March 1, 2020 which vested on February 28, 2021 (which RSUs were paid to the NEOs by the Company shortly after the vesting date); (b) 25% of the Company’s RSU awards granted on March 1, 2019 which vested on February 28, 2021 (which RSUs were paid to the NEOs by the Company shortly after the vesting date); (c) 25% of the Company’s RSU awards granted on March 1, 2018 which vested on February 28, 2021(which RSUs were paid to the NEOs by the Company shortly after the vesting date); and (d) the Company’s 2018 PSU awards granted on March 1, 2018, which vested on February 28, 2021 and were paid on March 4, 2021 at 132.5% of target.

(2)
For each of the NEOs, these amounts equal the sum of (a) the product of the aggregate number of Company RSU shares granted on March 1, 2018, March 1, 2019 and March 1, 2020 which vested on February 28, 2021, multiplied by $18.23 (the closing price of a share of Company stock on February 28, 2021, the last trading day before the vesting date), and (b) the product of the aggregate number of Company 2018 PSU shares granted on March 1, 2018 multiplied by 132.5% and $18.05 (the closing price of a share of Company stock on March 4, 2021, the settlement date).

Pension Benefits
The table below shows the actuarial present value as of December 31, 2021 of accumulated benefits payable to each of the NEOs, including the number of years of service credited to each, under each of the TEGNA Retirement Plan, or TRP, and the TEGNA Supplemental Retirement Plan, or SERP, in each case determined using assumptions consistent with those used in the Company’s financial statements, except with respect to pre-retirement
mortality, probability of turnover prior to retirement and retirement age. The table below reflects an immediate retirement for all NEOs who participate with respect to the TRP and the SERP. The amounts reported in the table reflect payment at the earliest point in time at which benefits are available without any reduction for age. Information regarding the TRP and SERP can be found in the “Compensation Discussion and Analysis” section of this report under the heading “Post-Termination Pay.” Ms. Harker does not participate in the TRP or the SERP.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. Lougee (1)	TRP	20.12	715,313	0
	SERP	6.58	17,342	0
Ms. Beall (2)	TRP	20.17	334,865	0
	SERP	29.58	4,501,441	0
Mr. Harrison (3)	TRP	5.33	42,619	0
	SERP	5.33	1,777	0

(1)
The TRP amount shown for Mr. Lougee includes the accumulated benefit related to his legacy Belo Corp. pension benefit. The number of years of credited service shown for Mr. Lougee include 13.5 years of service under the Belo Corp. Pension Plan, which was acquired by the Company. The Company has not granted Mr. Lougee any additional credited service under the pension plans. The present values of Mr. Lougee’s accumulated TRP and legacy Belo Corp. pension benefits are $151,796 and $563,517, respectively.

(2)
Ms. Beall has fewer years of credited service under the TRP than under the SERP. As discussed in the description of the SERP beginning on page 26 of this report, participants in the SERP whose SERP benefits were not calculated under the pre-1998
formula ceased accruing credit for additional years of service after the GRP was frozen on August 1, 2008. Until December 31, 2017, at which time SERP participants whose SERP benefits were calculated under the pre-1998
formula ceased accruing credit for additional years of service or compensation, Ms. Beall continued to accrue benefits under the SERP at a reduced rate (as described in the discussion of the SERP found in the “Compensation Discussion and Analysis” section of this report) based on actual years of service. The Company does not generally provide additional pension service credit to any executive for years not actually worked.

(3)	Mr. Harrison is not vested in his SERP benefit but will become vested if he continues employment until age 55.

Non-Qualified
Deferred Compensation
The TEGNA Deferred Compensation Plan, or DCP, is a
non-qualified
plan that allows Company executives to defer all or a portion of their compensation. Participant contributions that are not treated as if invested in the Company’s stock are generally distributed in cash and amounts that are treated as if invested in the Company’s stock are generally distributed in shares of stock or cash, at the Company’s election. Effective August 1, 2008, the DCP also provides for Company contributions for certain participants. Additional information regarding the DCP can be found in the “Compensation Discussion and Analysis” section of this report under the heading “Post-Termination Pay.”

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
Mr. Lougee	0	73,260	242,314	0	1,347,468
Ms. Harker	0	44,200	110,181	0	579,392
Ms. Beall	0	37,400	30,392	0	176,442
Mr. Harrison	0	18,900	34,334	0	208,717

(1)
For 2021, the Company credited contributions to the DCP on behalf of each NEO in an amount equal to 4% of their respective cash compensation that exceeds the Internal Revenue Code limits on the amount of compensation that can be taken into account when calculating benefits under a qualified plan. These Company contributions are initially treated as invested in Company stock (although participants can reallocate the contributions to other designated investment options) and are distributed in cash. The amounts shown in this column reflect the Company contributions made in February 2022 for services provided by each of the NEOs in 2021, all of which contributions were included in the amounts reported in the “All Other Compensation” column of the “Summary Compensation Table” found on page 33 of this report.

Other Potential Post-Employment Payments
The Company’s employee benefit programs provide the NEOs with post-termination benefits in a variety of circumstances. The amount of compensation payable may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not-for-cause
termination, termination following a change in control or termination in the event of the disability or death of the executive. The following table describes payments the NEOs generally may receive under the Company’s employee benefits programs following termination in connection with certain events. Benefits provided to an NEO pursuant to a particular agreement or other arrangement between the Company and the NEO are not described in the table below. Any such benefits are described in the footnotes to the “Potential Payments to NEOs Upon Termination” table beginning on page 41 of this report.

Benefit	Retirement/ Voluntary Termination	Death	Disability	Change in Control	Involuntary Termination without Cause
Pension	Vested portion of: (1) TRP benefit payable at the date of termination. (2) SERP benefit payable at the later of the termination date or the date the NEO reaches age 55.
Vested portion of:

(1) TRP benefit payable to an eligible spouse at the date of NEO’s death.

(2) SERP benefit payable to an eligible spouse at the later to occur of (a) the date of death or (b) the date the NEO would have attained age 55.
			Vested portion of: (1) TRP benefit payable at the date of termination. (2) SERP benefit payable at the later of the termination date or the date the NEO reaches age 55.	In addition to their vested TRP and SERP benefits, NEOs who participate in the SERP and TRP are entitled to receive a lump sum payment in an amount determined based upon the SERP and TRP payment the NEO would have received if the NEO had remained employed by the Company during the applicable severance period.	Vested portion of: (1) TRP benefit payable at the date of termination. (2) SERP benefit payable at the later of the termination date or the date the NEO reaches age 55.

Restricted Stock Units	Vested RSUs are payable at the date of termination and if termination occurs after age 65 (or after attaining 55 with 5 years or more of service), the NEO is generally entitled to receive a prorated portion of RSUs based on the number of full months worked during the term of the applicable grant.	The NEO’s estate is generally entitled to receive a prorated portion of RSUs based on the number of full months worked during the term of the applicable grant.	The NEO is generally entitled to receive a prorated portion of RSUs based on the number of full months worked during the term of the applicable grant.	RSUs only provide for accelerated vesting if the awards are not continued or assumed upon a change in control or there is a qualifying termination within 2 years of the change in control.	Vested RSUs are payable at the date of termination, and if termination occurs after age 65 (or after attaining 55 with 5 or more years of service), the NEO is generally entitled to receive a prorated portion of RSUs based on the number of full months worked during the term of the applicable grant.

Benefit	Retirement/ Voluntary Termination	Death	Disability	Change in Control	Involuntary Termination without Cause
Performance Shares	Performance shares are forfeited unless termination occurs after age 65 (or after attaining 55 with 5 years or more of service), in which case the NEO is generally entitled to receive, after the end of the applicable Incentive Period, a prorated number of Performance Shares based on the number of full months worked during the applicable Incentive Period.	The NEO’s estate is generally entitled to receive, after the end of the applicable Incentive Period, a prorated number of Performance Shares based on the number of full months worked during the applicable Incentive Period.	The NEO is generally entitled to receive, after the end of the applicable Incentive Period, a prorated number of Performance Shares based on the number of full months worked during the applicable Incentive Period.
Performance Shares only provide for accelerated vesting if the awards are not continued or assumed upon the change in control or there is a qualifying termination within 2 years of the change in control.
Performance Share award payouts made as a result of change in control occurring prior to the expiration of the two-year
performance cycle will be made at target; if the change in control occurs after the performance cycle is completed, payouts will be determined based on the Company’s achievement of the applicable performance metrics during the performance cycle.
Performance shares are forfeited unless termination occurs after age 65 (or after attaining 55 with 5 or more years of service), in which case the NEO is generally entitled to receive, after the end of the applicable Incentive Period, a prorated number of Performance Shares based on the number of full months worked during the applicable Incentive Period.

Life and Disability Insurance Benefits	None.	NEOs are generally entitled to receive death benefits under individual policies maintained by the Company and owned by the NEO or pursuant to the Company’s group life insurance program applicable to all employees.	NEOs are generally entitled to receive disability benefits under the Company’s disability plans applicable to all employees, but only if their condition qualifies them for such benefits.	None.	None.

Benefit	Retirement/ Voluntary Termination	Death	Disability	Change in Control	Involuntary Termination without Cause
Excise Taxes	None.	None.	None.
Mr.
 Lougee and Ms.
 Harker.
Change in control benefits would be reduced to the extent the executive is better off on an after-tax
basis.

Ms.
 Beall and Mr.
 Harrison.
Payment of an amount sufficient to make each NEO who participated in the TCP prior to April 15, 2010 whole for any excise tax imposed on the payment under Section 4999 of the Internal Revenue Code.
None.

Severance Pay	None.	None.	None.	Lump sum payment calculated in accordance with the TCP or the CIC Severance Plan, as applicable.	Lump sum payment calculated in accordance with the TESP for the NEOs who participate in the plan.
The table below discloses the varying amounts payable to each continuing NEO in each of the noted situations. It assumes, in each case, that the executive’s termination was effective as of December 31, 2021. In presenting this disclosure, we describe amounts earned through December 31, 2021, taking into account, where applicable, bonuses paid in 2022 but earned as a result of 2021 performance and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company, our estimates of the amounts which would have been paid out to the executives upon their termination had it occurred on December 31, 2021. In addition, receipt of severance benefits under the TESP generally would be conditioned on the executive signing a separation agreement that includes a release of claims in favor of the Company and its respective affiliates, and agreement to adhere to customary post-employment restrictive covenants. The amounts shown in the Change in Control column represent the estimated incremental payments and benefits
that would be payable to each NEO upon a change in control of the Company, assuming that the triggering event and a qualifying termination occurred at year-end
2021, in excess of the compensation and benefit entitlements that are payable to an NEO upon Retirement/Voluntary Termination.

Potential Payments to NEOs Upon Termination

	Retirement/ Voluntary Termination (2) ($)		Death ($)		Disability ($)		Change in Control (6)(8)(9) ($)		Involuntary Termination without Cause ($)
David T. Lougee
Pension	708,949		426,772		708,949		0		708,949
Restricted Stock Units	1,329,323		1,329,323		1,329,323		2,639,863		1,329,323
Performance Shares(1)	8,795,695		8,795,695		8,795,695		3,144,138		8,795,695
Life and Disability Insurance Benefits	0		0	(3)	4,422,155	(5)	0		0
Severance Pay	0		0		0		6,746,500		4,497,667	(10)
Excise Tax Reimbursement	0		0		0		0	(7)	0
Total:	10,833,967		10,551,790		15,256,122		12,530,501		15,331,634

Victoria D. Harker
Pension(4)	0		0		0		0		0
Restricted Stock Units	712,556		712,556		712,556		1,305,863		712,556
Performance Shares(1)	2,647,491		2,647,491		2,647,491		814,283		2,647,491
Life and Disability Insurance Benefits	0		1,250,000	(3)	5,542,945	(5)	0		0
Severance Pay	2,227,500	(11)	0		0		932,500		2,227,500	(10)
Excise Tax Reimbursement	0		0		0		0	(7)	0
Total:	5,587,547		4,610,047		8,902,992		3,052,646		5,587,547

Lynn Beall
Pension	5,409,707		5,409,707		5,409,707		454,717		5,409,707
Restricted Stock Units	506,688		506,688		506,688		1,010,703		506,688
Performance Shares(1)	1,889,686		1,889,686		1,889,686		650,714		1,889,686
Life and Disability Insurance Benefits	0		0	(3)	2,072,757	(5)	0		0
Severance Pay	0		0		0		4,185,000		1,925,000	(10)
Excise Tax Reimbursement	0		0		0		2,445,224	(7)	0
Total:	7,806,081		7,806,081		9,878,838		8,746,358		9,731,081

Akin S. Harrison
Pension	42,619		42,619		42,619		6,325		42,619
Restricted Stock Units	0		295,271		295,271		982,010		0
Performance Shares(1)	0		1,223,345		1,223,345		1,684,376		0
Life and Disability Insurance Benefits	0		880,000	(3)	5,569,572	(5)	0		0
Severance Pay	0		0		0		2,640,000		1,196,250	(10)
Excise Tax Reimbursement	0		0		0		1,601,450	(7)	0
Total:	42,619		2,441,235		7,130,807		6,914,160		1,238,869

(1)	The amounts shown in these rows represent the aggregate value of Performance Shares for the 2019-2022, 2020-2023 and 2021-2024 Incentive Periods, which:

(a)
in the case of Retirement/Voluntary Termination, Death, Disability or Involuntary Termination without Cause, are prorated for Mr. Lougee, Ms. Harker and Ms. Beall based upon the number of full months the NEO has worked during the applicable Incentive Period, assuming payout to each NEO:

(i)
in respect of the 2019 Performance Shares, is based on the Company’s actual performance with respect to each performance metric during the two-year
performance cycle, resulting in 136.7% of the target amounts for the grants made in connection with the Company’s 2019-2022 Incentive Period,

(ii)
in respect of the 2020 Performance Shares, is based on actual performance levels for each performance metric during the two-year
performance cycle, resulting in 143.1% of the target amounts for the grants made in connection with the Company’s 2020-2023 Incentive Period, and

(iii)
in respect of the 2021 Performance Shares, is based on target performance levels for each performance metric, resulting in 100% of the target amounts for the grants made in connection with the Company’s 2021-2024 Incentive Period, in each case from (i) through (iii), at a per share stock value of $18.56, the closing price of a share of Company stock on December 31, 2021;

(b)	in the case of Death or Disability, are prorated for Mr. Harrison based upon the number of full months he has worked during the applicable Incentive Period, assuming payout to Mr. Harrison:

(i)
in respect of the 2019 Performance Shares, is based on the Company’s actual performance with respect to each performance metric during the two-year
performance cycle, resulting in 136.7% of the target amounts for the grants made in connection with the Company’s 2019-2022 Incentive Period, and

(ii)
in respect of the 2020 Performance Shares, is based on actual performance levels for each performance metric during the two-year
performance cycle, resulting in 143.1% of the target amounts for the grants made in connection with the Company’s 2020-2023 Incentive Period, and

(iii)
in respect of the 2021 Performance Shares, is based on target performance levels for each performance metric, resulting in 100% of the target amounts for the grants made in connection with the Company’s 2021-2024 Incentive Period, in each case from (i) through (iii), at a per share stock value of $18.56, the closing price of a share of Company stock on December 31, 2021; and

(c)	in the case of a change in control of the Company, assuming payout to each NEO in respect of:

(i)
the 2019 Performance Shares, is based on the Company’s actual performance with respect to each performance metric during the two-year
performance cycle, resulting in 136.7% of the target amounts for the grants made in connection with the Company’s 2019-2022 Incentive Period, and

(ii)
both the 2020 Performance Shares and the 2021 Performance Shares, is based on target performance levels for each performance metric, resulting in 100% of the target amounts for the grants made in connection with the Company’s 2020-2023 Incentive Period and the 2021-2024 Incentive Period, respectively, in each case from (i) through (ii), without proration, and at a per share stock value of $18.56, the closing price of a share of Company stock on December 31, 2021.

Notwithstanding the assumptions set forth above, in the case of Retirement/Voluntary Termination, Death, Disability or Involuntary Termination without Cause, Performance Shares will be paid out on the normal payout cycle (following the end of the applicable Incentive Period) based on the Company’s performance as measured under the applicable Performance Share award.

(2)
In addition to the amounts reported in this column, Mr. Lougee and Ms. Beall will receive the following post-retirement benefits and perquisites if he or she terminates employment (given that they are both currently retirement eligible): (i) legal and financial counseling services on the same basis as available to an active executive at the time his or her employment terminates, until April 15 of the year of retirement or the year following retirement; (ii) supplemental medical insurance coverage for the executive and his or her family; and (iii) generally continue to be permitted to recommend TEGNA Foundation grants to eligible charities up to $15,000 annually for a period of three years after retirement (Mr. Lougee only). If the executive is asked to represent the Company at a function or event, he or she is provided travel accident insurance. During the first year, we estimate the expected incremental cost to the Company for these post-retirement benefits would be approximately $55,600 for Mr. Lougee and $40,600 for Ms. Beall. During the second and third years following retirement, we estimate the expected incremental cost to the Company would be approximately $37,800 for Mr. Lougee and $22,800 for Ms. Beall. Thereafter, we estimate the expected incremental cost to the Company would be $21,000 for each of Mr. Lougee and Ms. Beall for these post-retirement benefits and perquisites. The Company reserves the right, in its sole discretion, to amend or terminate the post-retirement perquisites from time to time.

(3)	In connection with the Company’s life insurance programs:

•
NEOs may participate in the Company’s executive life insurance program. Mr. Lougee participates in the Key Executive Life Insurance Program (KELIP), Ms. Beall participate in the Executive Life Insurance Program (ELIP) and Ms. Harker and Mr. Harrison have chosen not to participate.

Under the KELIP, the face amount of the policy is determined once, at the beginning of the executive’s participation in the program and is equal to the sum of (i) two times the sum of the participant’s base salary and last bonus (in each case, at the time of underwriting) increased four percent annually for the lesser of ten years or until the executive reaches age 65, and (ii) $200,000. The participant’s future pay increases have no impact on the face amount of the policy and the coverage level is stepped down to $500,000 upon the earlier of the participant reaching age 65 or the participant’s retirement.
Under the ELIP, the face amount of the policy is determined at each policy anniversary. The executive’s death benefit under this frozen plan is equal to the sum of (i) two times the sum of the participant’s base salary and last bonus, and (ii) $200,000. The participant’s future pay increases, subject to a 10% guarantee issue increase limit, have a direct impact on the face amount of the policy. Upon the participant reaching age 65, the coverage level is reduced by 10% each year until it reaches $350,000.
The Company pays premiums on the above-referenced individually-owned life insurance policies, which premium is expected to be approximately $15,700 for Ms. Beall in 2022. Subject to the terms of his or her participation agreement, the participant’s right to receive future annual premium payments may become vested. As of December 31, 2021, Mr. Lougee has the right to receive these benefits, and Ms. Beall is not vested in this benefit.

•
Death benefits are payable under individual universal life insurance policies maintained by the Company and owned by Mr. Lougee and Ms. Beall, respectively. The obligation to pay death benefits to the beneficiary(ies) designated by Mr. Lougee and Ms. Beall, respectively, pursuant to these insurance policies is that of the insurance company; the Company only pays the insurance premiums on behalf of the NEOs. In 2021, the Company paid insurance premiums on behalf of Ms. Beall. The life insurance proceeds that would have been payable (by the insurance company) to the beneficiary(ies) designated by Mr. Lougee and Ms. Beall, respectively, if a triggering event had occurred as of December 31, 2021 are: Mr. Lougee: $3,062,792 and Ms. Beall: $2,650,000.

•
Ms. Harker and Mr. Harrison continue to participate in the Company’s group life insurance program applicable to all employees (which provides for a benefit equal to the sum of base salary and last annual bonus, capped at $1,250,000).

•
In addition to the reported amount, the Company would continue to provide supplemental medical insurance coverage for their eligible dependents in the event of the deaths of Mr. Lougee or Ms. Beall, for the duration of the life of the eligible dependents. We estimate annual incremental costs to the Company for this benefit of approximately $21,000 for each of Mr. Lougee and Ms. Beall. Ms. Harker and Mr. Harrison are not eligible to receive this benefit.

(4)	The amounts shown for Ms. Harker reflect the fact that she does not participate in the TRP or the SERP.

(5)	In connection with the Company’s disability benefits programs:

•
Each NEO is entitled to a monthly disability benefit. The amounts set forth above represent the present value of the disability benefit applying the following assumptions: (i) the NEO incurred a qualifying disability on December 31, 2021, and the NEO remains eligible to receive disability benefits for the maximum period provided under the plan; (ii) the disability benefits are reduced by certain offsets provided for under the plan (e.g., a portion of the NEO’s SERP benefits, if any); and
(iii) IRS-prescribed
mortality and interest rate assumptions are used to calculate the present value of such benefits.

•
In the event that any of the NEOs become disabled he or she would be entitled to receive disability benefits under the Company’s disability plans, including: during the first six months of disability, disability benefits are paid at 100% of the executive’s pre-disability
compensation for all or part of the six month period, depending on the length of the executive’s service, and if not paid at 100% for the entire six month period, disability benefits are paid at 60% of the executive’s pre-disability
compensation for the balance of the six month period. After six months, disability benefits are paid at 60% or 50% of the executive’s pre-disability
compensation, depending on whether the executive elects to pay for additional coverage. Certain executives are eligible to enroll in executive long-term disability coverage on an employee pay-all
basis. This executive disability benefit provides additional disability income protection on earnings above the non-executive
plan limit. To be eligible, the executive must have enrolled in the non-executive
long-term disability coverage and elected the supplemental
buy-up
option which provides 60% income protection on annual earnings up to $500,000, defined as base salary, annual bonus and commissions. The executive disability coverage provides similar benefits on the earnings above the $500,000 limit. Mr. Lougee and Ms. Beall have each elected to participate in the executive long-term disability plan and the amounts set forth in this column reflect the additional coverage. Disability benefits are subject to certain conditions, limitations and offsets, and generally continue for the duration of the disability, but not beyond age 65. For those who become disabled near or after age 65, benefits may continue for a specified time beyond age 65 under the terms of the plan.

(6)
The amounts set forth in this column represent the estimated incremental payments and benefits that would be payable to each NEO upon a change in control of the Company, assuming that the triggering event and a qualifying termination occurred at year-end
2021. These amounts would be in excess of the compensation and benefit entitlements described in this report that are payable to an NEO upon Retirement/Voluntary Termination absent a change in control.

(7)
This amount represents the excise tax reimbursement amount an NEO would receive in connection with a change in control of the Company. The amounts shown for Ms. Beall and Mr. Harrison reflect the fact that the compensation she and he would have received if a change in control of the Company took place on December 31, 2021, would trigger an excise tax under Internal Revenue Code Section 4999, and that under the TCP each of them would be entitled to receive the excise tax reimbursement payment shown in the table. Mr. Lougee participates in the CIC Severance Plan, which does not provide for an excise tax reimbursement payment. Ms. Harker is not entitled to receive an excise tax reimbursement under the TCP. In the event that Mr. Lougee or Ms. Harker were subject to the excise tax under Code Section 4999, their change in control benefits would be reduced to $1 less than the amount that would trigger such taxes if such a reduction would put them in a better after-tax
position. The full amount of Mr. Lougee’s and Ms. Harker’s severance is reflected in the table without giving effect to any such potential reduction.

(8)
In addition to the amounts reported in this column, each NEO in the TCP (Ms. Harker, Ms. Beall and Mr. Harrison) would receive life and medical insurance benefits for the severance period in amounts no less than those that would have been provided had the executive not been terminated. Mr. Lougee, as a participant in the CIC Severance Plan, would receive a lump sum COBRA benefit. We estimate incremental costs to the Company for these benefits as follows: Mr. Lougee: $31,483, Ms. Harker: $27,414, Ms. Beall: $72,706, and Mr. Harrison: $39,805.

(9)
In addition to the benefits afforded under the TCP and the CIC Severance Plan, our NEOs also would receive other benefits under the SERP and the DCP upon a change in control that qualifies as a change in control under Code Section 409A, including:

•	SERP . All SERP benefits become immediately vested and benefits accrued up to the date of the change in control are paid out in the form of a lump sum distribution shortly after the change in control.

•	DCP . All post-2004 DCP benefits accrued up to the date of the change in control are paid in the form of a lump sum distribution shortly after the change in control.

(10)
These amounts represent payments NEOs may be entitled to receive under the TESP, which provides severance payments to the NEOs and other executives of the Company approved by the Committee in the event of certain involuntary terminations of employment.

(11)
Pursuant to her May 2017 letter agreement, Ms. Harker is entitled to a severance benefit under the TESP if she voluntarily terminates employment. See the section entitled “Compensation Discussion and Analysis —Post-Termination Pay —TEGNA Executive Severance Plan (TESP)” for a discussion of this benefit.

CEO Pay Ratio
We are providing the following information to comply with Item 402(u) of Regulation
S-K:
The 2021 total compensation of our CEO was $6,958,477.
The median employee we identified as of December 31, 2020 was promoted during 2021. Therefore, consistent with SEC regulations, we have calculated and presented the CEO pay ratio for 2021, below, on the basis of a new median employee identified as of December 31, 2021. To determine the new median employee, we first identified five possible median employees as of December 31, 2021 using our workforce of approximately 6,200 full, part-time and temporary employees and analyzing compensation paid in the form of base salary, bonus, commissions and sales incentives for the prior
12-month
period. We then calculated 2021 total compensation for the five possible median employees based on the proxy rules for determining the annual compensation of NEOs and selected the median employee based on such calculations. The 2021 total compensation of the median employee so selected, including base salary, overtime and 401(k) matching contributions, was $62,496.
The resulting ratio of our CEO’s 2021 total compensation to the 2021 total compensation of the median employee was 111 to 1. This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K.
Director Compensation
The compensation year for
non-employee
directors begins at each Annual Meeting of shareholders and ends at the following Annual Meeting of shareholders. The Leadership Development and Compensation Committee annually reviews the compensation program for non-employee
directors with the assistance of Meridian, which provides a report evaluating the program relative to market practices. The Company paid its directors the following compensation for the 2021-2022 director compensation year:

•	an annual retainer of $100,000;

•
an additional annual retainer fee of $20,000 to each of the chairs of the Leadership Development and Compensation Committee, Nominating and Governance Committee, and Public Policy and Regulation Committee, an additional annual retainer fee of $30,000 to the chair of the Audit Committee, and an additional annual retainer fee of $120,000 to the independent Chair of the Board;

•	an annual equity grant in the form of restricted stock units with a grant date value equal to $125,000, which grant may be deferred under the DCP;

•	travel accident insurance of $1,000,000; and

•	a match from the TEGNA Foundation of charitable gifts made by directors up to a maximum of $10,000 each year.
All cash retainers are payable in cash quarterly and may be deferred under the DCP.
The annual equity grant is made to directors on the first day of the compensation year for directors. These awards of restricted stock units vest at a rate of 1/4th of the shares per quarter after the grant date, receive dividends or, if deferred, dividend equivalent rights and, once fully vested, will be paid to the director on the first anniversary of the grant date (unless the director has elected to defer his or her restricted stock units under the Company’s Deferred Compensation Plan (“DCP”)), subject to the Company’s stock ownership guidelines for directors described below.
Restricted stock units will fully vest if a
non-employee
director retires from the Board due to the age of service limitations set forth in the Company’s
By-laws
or if the director leaves the Board because of death or disability. Restricted stock units also automatically vest upon a change in control of the Company. When a non-employee
director leaves the Board for any other reason, the director’s unvested restricted stock units are forfeited.

Directors may elect to defer their cash retainer and/or annual equity grant under the DCP, which for cash fee deferrals provides for the same investment choices, including mutual funds and a TEGNA stock fund, made available to other DCP participants. Annual equity grants deferred at the election of the director must be invested in the TEGNA stock fund of the DCP.
The Company’s stock ownership guidelines encourage directors to own, directly, beneficially, or through the DCP, a number of shares having an aggregate value of at least three times the value of the director’s cash retainer. Directors are expected to hold all shares received from the Company as compensation until they meet their stock ownership guideline. All of our non-employee
directors have either met or are on track to meet their stock ownership guideline.
The following table shows the compensation paid to our independent directors for the fiscal year ended December 31, 2021. Mr. Lougee did not receive separate compensation for his service as a director and therefore is not included in the following tables.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Gina L. Bianchini(4)	100,000	125,000	0	225,000
Howard D. Elias(4)	220,000	125,000	10,000	345,000
Stuart J. Epstein	100,000	125,000	0	225,000
Lidia Fonseca(4)	100,000	125,000	10,000	225,000
Karen H. Grimes	100,000	125,000	0	225,000
Scott K. McCune	120,000	125,000	10,000	245,000
Henry W. McGee(4)	120,000	125,000	5,000	245,000
Susan Ness	120,000	125,000	10,000	245,000
Bruce P. Nolop	125,000	125,000	4,000	254,000
Neal Shapiro(4)	100,000	125,000	10,000	225,000
Melinda C. Witmer(4)	100,000	125,000	10,000	225,000

(1)
Amounts shown in this column reflect the cash compensation earned by each director for 2021, in each case based upon the form in which the director elected to receive his or her retainer fees during the 2020-2021 and 2021-2022 director compensation periods.

(2)
Amounts shown in this column reflect the long-term equity award(s) granted to each director in 2021. The amounts in this column represent the aggregate grant date fair value of RSU awards computed in accordance with ASC 718 based on the assumptions set forth in note 9 to the Company’s 2021 audited financial statements.

(3)
Represents charitable gifts matched by the TEGNA Foundation pursuant to the TEGNA Match program. The TEGNA Match program matches eligible gifts made by Company employees and directors up to an aggregate of $10,000 a year. Gifts must be made to eligible organizations, including tax exempt charitable organizations, tax exempt hospitals or medical centers, and tax-exempt
colleges, universities, graduate or professional schools, engineering or technical institutions and public and private preschools, elementary and secondary schools in the U.S. and its territories.

(4)
For the 2020-2021 director compensation period, Ms. Witmer deferred all payments she received in the form of cash and restricted stock units and Mr. Elias, Mr. McGee and Mr. Shapiro each deferred all payments received in the form of restricted stock units. For the 2021-2022 director compensation period, Ms. Witmer deferred all payments she received in the form of cash and restricted stock units and Mr. Elias, Ms. Fonseca, Mr. McGee and Mr. Shapiro each deferred all payments received in the form of restricted stock units.

Outstanding Director Equity Awards at Fiscal
Year-End

Name	Restricted Stock Awards (Vested/ Unvested) (#)
Gina L. Bianchini	11,666/3,329
Howard D. Elias	100,309/3,329
Stuart J. Epstein	3,328/3,329
Lidia Fonseca	18,993/3,329
Karen H. Grimes	3,328/3,329
Scott K. McCune	25,908/3,329
Henry W. McGee	53,440/3,329
Susan Ness	26,459/3,329
Bruce P. Nolop	8,252/3,329
Neal Shapiro	85,806/3,329
Melinda C. Witmer	34,473/3,329

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The table below sets forth the following information as of the end of the Company’s 2021 fiscal year for (i) compensation plans previously approved by the Company’s shareholders and (ii) compensation plans not previously approved by the Company’s shareholders: (a) the number of securities to be issued upon the exercise of outstanding stock options (SOs), warrants and rights; (b) the weighted-average exercise price of such outstanding SOs, warrants and rights; and (c) other than securities to be issued upon the exercise of such outstanding SOs, warrants and rights, the number of securities remaining available for future issuance under the plans.

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by shareholders(1)	5,622,161		17,565,458
Equity compensation plans not approved by shareholders(2)	288,317		4,488,003
Total	5,910,478		22,053,461

(1)
The equity compensation plans approved by the Company’s shareholders are the TEGNA Inc. 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”) and the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (amended and restated as of May 4, 2010), as amended (the “2010 Plan”). No further grants may be made under the 2010 Plan. The number in column (a) includes 2,914,037 shares subject to outstanding unvested restricted stock unit grants, vested restricted stock grants that have not been paid and vested restricted stock units grants that have not yet been paid, and 2,708,124 shares subject to outstanding unvested Performance Share awards. The number of shares subject to outstanding unvested Performance Share awards represents the 2019 PSU awards at 136.7 of target, the 2020 PSU awards at 143.1% of target, and the maximum number of Performance Shares issued upon vesting of the 2021 PSU awards. The actual number of Performance Shares issued for the 2021 PSU awards could be zero to 200% of the target number of Performance Shares underlying unvested awards. Assuming the target number of Performance Shares are issued for the 2021 PSU awards, the number of shares subject to unvested Performance Share awards would be 2,164,072 and 18,109,510 shares would remain available for future issuance under the 2020 Plan.

(2)
The TEGNA Deferred Compensation Plan, or DCP, is a
non-qualified
plan that provides benefits to directors and key executives of the Company. The DCP has not been approved by the Company’s shareholders. The DCP is a value-neutral plan, and there will be no additional premium or matching contribution with regards to the deferred compensation. The amounts elected to be deferred by each participant are credited to such participant’s account in the DCP, and the Company credits these accounts with earnings as if the amounts deferred were invested in the Company’s stock or other selected investment funds as directed by the participant. Amounts that are not treated as if invested in the Company’s stock are distributed in cash and amounts that are treated as if invested in the Company’s stock are generally distributed in shares of stock or cash, at the Company’s election. However, deferrals by directors of restricted stock or restricted stock unit grants are required to be distributed in stock under the terms of the DCP. The number in column (a) represents the number of shares credited to participants’ accounts in the DCP. The DCP does not currently include any shares to be issued upon the exercise of outstanding stock options, warrants and rights as a result of deferrals of grants made under the 2020 Plan. The table above does not include any shares that may in the future be credited to participants’ accounts in the DCP as a result of salary deferrals or transfers of other funds held in the plan. Participants in the DCP are general unsecured creditors of the Company with respect to their benefits under the plan.

Securities Beneficially Owned by Directors, Executive Officers and Principal Shareholders
The information presented below regarding beneficial ownership of common stock has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes any shares as to which a person, directly or indirectly, has or shares voting power or investment power and any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any SO or other right.
The following table presents, as of April 22, 2022, information based on the Company’s records and filings with the SEC regarding beneficial ownership of each person who is known to be the beneficial owner of more than five percent of the Company’s common stock, each current director, the Company’s NEOs in 2021, and all directors and executive officers of the Company as a group. None of the shares owned by the Company’s directors or executive officers are pledged.

Name of Beneficial Owner(1)	Shares Owned(2)	Percent of Class
BlackRock, Inc.(3)	26,368,438	11.9%
The Vanguard Group, Inc. (4)	23,336,977	10.5%
Boston Partners (5)	11,420,907	5.1%
David T. Lougee	668,052	*
Victoria D. Harker	409,568	*
Lynn Beall	194,838	*
Akin S. Harrison	69,262	*
Gina L. Bianchini	30,307	*
Howard D. Elias	37,420	*
Stuart J. Epstein	38,457	*
Lidia Fonseca	46,554	*
Karen H. Grimes	18,550	*
Scott K. McCune	80,906	*
Henry W. McGee	4,112	*
Susan Ness	67,417	*
Bruce P. Nolop	55,542	*
Neal Shapiro	28,886	*
Melinda C. Witmer	16,028	*
All directors and executive officers as a group (15 persons including those named above)	1,765,877	*

*	Less than one percent.
(1)	Except as otherwise noted below, the address of each person listed in the table is: c/o TEGNA Inc., 8350 Broad Street, Suite 2000, Tysons, Virginia 22102.
(2)
The following shares of common stock are included in the table because they may be acquired pursuant to (a) restricted stock units and/or restricted stock awards granted to directors which are payable to the director by the Company if the director leaves the Board prior to June 21, 2022: Ms.
Bianchini-5,039,
Mr.
Elias-4,969,
Mr.
Epstein-5,039;
Ms.
Fonseca-7,372,
Ms.
Grimes-5,039;
Mr.
McCune-21,493,
Mr.
McGee-4,112,
Ms.
Ness-19,493,
Mr.
Nolop-10,008,
and Mr.
Shapiro-6,219;
and (b) restricted stock units granted to directors that have not been deferred and will vest by June 11, 2022: Ms.
Bianchini-1,680,
Mr.
Epstein-1,680,
Ms.
Grimes-1,680,
Mr.
McCune-1,680,
Ms.
Ness-1,680
and Mr.
Nolop-1,680.

(3)
Based upon information as of December 31, 2021, contained in a Schedule 13G/A filed with the SEC on January 26, 2022 by BlackRock, Inc., reporting, in the aggregate, sole voting power over 25,643,663 shares and sole dispositive power over 26,368,438. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(4)
Based upon information as of December 31, 2021, contained in a Schedule 13G/A filed with the SEC on February 9, 2022 by The Vanguard Group, reporting, in the aggregate, shared voting power over 221, 200 shares, sole dispositive power over 22,939,084 shares and shared dispositive power over 397,893 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(5)
Based upon information as of December 31, 2021, contained in a Schedule 13G/A filed with the SEC on February 11, 2022 by Boston Partners, reporting, in the aggregate, sole voting power over 10,346,514 shares, shared voting power over 22,153 shares and sole dispositive power over 11,420,907 shares. The address for Boston Partners is One Beacon Street, 30th Floor, Boston, MA 02108.

Investment in TEGNA Stock by Directors and Executive Officers
The following table presents, as of the April 22, 2022, the total investment position in the Company’s stock of its directors and executive officers, based on the Company’s records and filings with the SEC.

Name of Officer or Director	Title	Share Investment
David T. Lougee	President and CEO, Director	701,373
Victoria D. Harker	Executive Vice President and CFO	434,418
Lynn Beall	Executive Vice President and COO - Media Operations	204,289
Akin S. Harrison	Senior Vice President and General Counsel	74,247
Gina L. Bianchini	Director	38,721
Howard D. Elias	Director	135,361
Stuart J. Epstein	Director	38,457
Lidia Fonseca	Director	60,007
Karen H. Grimes	Director	18,550
Scott K. McCune	Director	87,133
Henry W. McGee	Director	55,611
Susan Ness	Director	76,219
Bruce P. Nolop	Director	55,542
Neal Shapiro	Director	110,910
Melinda C. Witmer	Director	40,100
All directors and executive officers as a group (15 persons including those named above)		2,139,335
This table reflects the same information as the table in the preceding section, but it also includes vested shares of the Company’s stock that each person holds through the Company’s Deferred Compensation Plan. As of the April 22, 2022, fully vested shares of the Company’s stock in the following amounts were deemed to be credited to the accounts of the Company’s directors and executive officers under the Company’s Deferred Compensation Plan:
Mr. Lougee-33,321;
Ms. Harker-24,850;
Ms. Beall-9,451;
Mr. Harrison-4,985;
Ms. Bianchini-8,415,
Mr. Elias-97,941;
Ms. Fonseca-13,454;
Mr. McCune-6,227;
Mr. McGee-51,499;
Ms. Ness-8,802;
Mr. Shapiro-82,044;
Ms. Witmer-24,072;
and all directors and executive officers as a
group-365,060.
These shares are not deemed to be “beneficially owned” under SEC rules and are therefore not included in the table in the preceding section.

13.	Certain Relationships and Related Transactions and Director Independence
Related Transactions; Compensation Committee Interlocks and Insider Participation
Our Company has not had compensation committee interlocks with any other company, nor has our Company engaged in any material related transactions since January 1, 2021, the first day of our last fiscal year. Although no such related transactions have occurred or are anticipated, the Board has adopted a related person transaction policy that outlines the procedures that the Board will follow in connection with reviewing any future transactions involving the Company and related persons. The policy takes into account the categories of transactions that the Board has determined are not material in making determinations regarding independence and requires directors and executive officers to notify the Company’s general counsel of any potential related person transactions.
Director Independence
The Board periodically assesses the independence of its nonemployee members as defined in the listing standards of NYSE and applicable laws. The Board undertook an analysis for each non-employee
director and considered all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. The Board determined that with respect to each of its current members other than David T. Lougee, who is our Chief Executive Officer, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NYSE or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NYSE and applicable laws.

14. Principal Accountant Fees and Services
During fiscal years 2020 and 2021, the Company’s independent registered public accounting firm for each of those years, PricewaterhouseCoopers LLP (“PwC”) billed the Company the following fees and expenses:

	2020	2021
Audit Fees
Audit Fees - TEGNA (1)	$2,825,000	$2,247,242
Audit Fees – Acquisitions (2)	$200,000	$0
Audit Fees - Total	$3,025,000	$2,247,242
Audit-Related Fees (3)	$530,018	$645,000
Tax Fees (4)	$50,934	$131,268
All Other Fees (5)	$900	$900

Total	$3,606,852	$3,024,410

(1)
Audit Fees—TEGNA
include fees relating to professional services rendered in connection with the annual integrated audit of the Company’s consolidated financial statements, internal control over financial reporting, and the review of quarterly reports on Form
10-Q.
In 2020, Audit Fees include payments to PwC of $200,000 related to debt comfort letters issued in relation to the Company’s 2026 and 2028 bond issuances. The 2020 Audit Fees also include payments to PwC for additional SOX work required due to the Company’s implementation of the Oracle enterprise resource planning (ERP) system ($120,000), as well as fees related to analysis requested by the Audit Committee ($270,000). All of these services were pre-approved
by the Audit Committee as described below. The totals above do not include payments made in 2020 to Ernst & Young (EY) ($135,000) related to the debt comfort letters referenced above that would be considered Audit Fees if EY were the Company’s independent registered accounting firm.

(2)
Audit Fees—Acquisitions
for 2020 include fees relating to professional services rendered in connection with the acquisitions of television stations
KTBU-TV
(Houston, TX) and
KMPX-TV
(Dallas, TX). The Company did not incur any acquisition-related audit fees in 2021.

(3)
Audit-Related Fees
include fees relating to professional services rendered in connection with the audit of employee benefit plans and the Company’s implementation of the Oracle ERP system. In 2020, the Company paid employee benefit plan audit fees of $180,000 and
ERP-related
fees of $350,000, and in 2021 the Company paid employee benefit plan audit fees of $185,000 and
ERP-related
fees of $460,000. All of these services were
pre-approved
by the Audit Committee as described below.

(4)	Tax Fees principally relate to tax planning services and advice in the U.S. All of these services were pre-approved by the Audit Committee as described below.
(5)	All Other Fees relate to the Company’s use of PwC’s disclosure checklist tool.
The Audit Committee has adopted a policy for the
pre-approval
of services provided by the Company’s independent registered public accounting firm. Under that policy, particular services or categories of services have been pre-approved,
subject to a specific budget. Periodically, but at least annually, the Audit Committee reviews and approves the list of pre-approved
services and the maximum threshold cost of performance of each. The Audit Committee is provided with a status update on all services performed by the Company’s independent registered accounting firm periodically throughout the year and discusses such services with management and the independent registered accounting firm. Pursuant to its pre-approval
policy, the Audit Committee has delegated
pre-approval
authority for services provided by the Company’s independent registered accounting firm to its Chair, Bruce P. Nolop. Mr. Nolop may pre-approve
up to $100,000 in services provided by the independent registered accounting firm, in the aggregate at any one time, without consultation with the full Audit Committee, provided that he reports such approved items to the Audit Committee at its next scheduled meeting. In determining whether a service may be provided pursuant to the pre-approval
policy, the primary consideration is whether the proposed service would impair the independence of the independent registered public accounting firm.
In connection with its review of the Company’s 2021 audited financial statements, the Audit Committee received from PwC written disclosures and a letter regarding PwC’s independence in accordance with applicable requirements of the Public Company Accounting Oversight Board (PCAOB), including a detailed statement of any relationships between PwC and the Company that might bear on PwC’s independence, and has discussed with PwC its independence. The Audit Committee considered whether the provision of non-audit
services by PwC is compatible with maintaining PwC’s independence. PwC stated that it believes it is in full compliance with all of the independence standards established by the various regulatory bodies. The Audit Committee also discussed with PwC various matters required to be discussed by the applicable requirements of the PCAOB and the SEC.
The Audit Committee met with management, the Company’s internal auditors and representatives of PwC to review and discuss the Company’s audited financial statements for the fiscal year ended December 31, 2021. Based on such review and discussion as well as the Committee’s reviews and discussions with PwC regarding the various matters mentioned in the preceding paragraph, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s
Form 10-K
for the 2021 fiscal year. The Board has approved that recommendation.

Part IV
15.	Exhibit and Financial Statement Schedules.
The information required by this Item is set forth in the Exhibit Index that precedes the signature page of this Form
10-K/A.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Agreement and Plan of Merger, dated as of February 22, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on February 22, 2022.

3-2	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 22, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on March 15, 2022.

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

3-2	By-laws, as amended through May 12, 2021.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Tenth Supplemental Indenture, dated as of July 29, 2013, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

4-5	Eleventh Supplemental Indenture, dated as of October 3, 2013, between TEGNA Inc. and U.S. Bank National Association as Trustee.	Incorporated by reference to Exhibit 4-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

Exhibit Number	Exhibit	Location

4-6	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

4-7	Fourteenth Supplemental Indenture, dated as of January 9, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

4-8	Fifteenth Supplemental Indenture, dated as of September 10, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2020.

4-9	Description of Securities.	Incorporated by reference to Exhibit 4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2019.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

Exhibit Number	Exhibit	Location

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

Exhibit Number	Exhibit	Location

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Incorporated by reference to Exhibit 10-4-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Incorporated by reference to Exhibit 10-5-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

Exhibit Number	Exhibit	Location

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

Exhibit Number	Exhibit	Location

10-8	TEGNA Inc. 2020 Omnibus Incentive Compensation Plan.	Incorporated by reference to Appendix B to TEGNA Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2020.

10-9	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-10	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-10-1	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-10-2	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-10-3	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2021.

10-11	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-11-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-11-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2018.

10-11-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-7-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-11-4	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-11-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

Exhibit Number	Exhibit	Location

10-11-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-11-7	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-12	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3-3 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-12-1	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-12-2	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2018.

10-12-3	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-7-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-12-4	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-12-5	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-12-6	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-12-7	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-13	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-14	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-15	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

Exhibit Number	Exhibit	Location

10-15-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-16	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-16-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-16-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-17	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-18	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-19	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-19-1	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-27-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-20	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-20-1	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-28-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-21	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on May 9, 2017.

10-22	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 8-K filed on May 9, 2017.

Exhibit Number	Exhibit	Location

10-23	Amendment and Restatement Agreement, dated as of August 5, 2013, to each of (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2002 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2002 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2002 Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2004 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2004 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC and SunTrust Bank, as documentation agents and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2005 Credit Agreement” and, together with the 2002 Credit Agreement and the 2004 Credit Agreement, the “Credit Agreements”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2005 Lenders” and, together with the 2002 Lenders and the 2004 Lenders, the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2005 Administrative Agent” and, together with the 2002 Administrative Agent and the 2004 Administrative Agent, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, by and between TEGNA Inc., the Guarantors under the Credit Agreements as of August 5, 2013, the Administrative Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as issuing lenders and the Lenders party thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

Exhibit Number	Exhibit	Location

10-23-1	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-2	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A. as syndication agents.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-3	Sixth Amendment, dated as of September 24, 2013, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010, and as further amended and restated pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

Exhibit Number	Exhibit	Location

10-23-4	Seventh Amendment, dated as of February 13, 2015, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013 and as further amended by the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-23-5	Eighth Amendment, dated as of June 29, 2015, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Seventh Amendment thereto dated as of February 13, 2015, and the Sixth Amendment thereto dated September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A to the Eight Amendment.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-23-6	Ninth Amendment, dated as of September 30, 2016, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Eighth Amendment thereto, dated as of June 29, 2015, the Seventh Amendment thereto, dated as of February 13, 2015, and the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A, to the Ninth Amendment.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

Exhibit Number	Exhibit	Location

10-23-7	Tenth Amendment, dated as of August 1, 2017, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2017.

10-23-8	Eleventh Amendment, dated as of June 21, 2018, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-23-9	Twelfth Amendment, dated as of August 15, 2019, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2015, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, and as further amended as of June 21, 2018, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

10-23-10	Thirteenth Amendment, dated as of June 11, 2020, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018 and as further amended as of August 15, 2019, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 12, 2020.

Exhibit Number	Exhibit	Location

10-24	Increased Facility Activation Notice, dated September 25, 2013, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-24-1	Increased Facility Activation Notice, dated May 5, 2014, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2014.

10-24-2	Increased Facility Activation Notice, dated as of September 23, 2015, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-24-3	Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-25	Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Belo Holdings, Inc. and TEGNA Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-26	Agreement and Plan of Merger, dated as of June 10, 2019, by and among RadiOhio Incorporated, Radio Acquisition Corp., TEGNA Inc., and Michael J. Fiorile, solely in his capacity as Stockholder Representative.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

Exhibit Number	Exhibit	Location

10-27	Stock Purchase Agreement, dated as of June 10, 2019, by and among VideoIndiana, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-28	Stock Purchase Agreement, dated as of June 10, 2019, by and among WBNS TV, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

21	Subsidiaries of TEGNA Inc.	Incorporated by reference to Exhibit 21 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

23	Consent of Independent Registered Public Accounting Firm.	Incorporated by reference to Exhibit 23 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Incorporated by reference to Exhibit 31-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Incorporated by reference to Exhibit 31-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

31-3	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-4	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Incorporated by reference to Exhibit 32-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

32-2	Section 1350 Certification.	Incorporated by reference to Exhibit 32-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date file because its Inline XBRL tags are embedded within the Inline XBRL document.	Incorporated by reference to Exhibit 101.INS to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

Exhibit Number	Exhibit	Location

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Incorporated by reference to Exhibit 101.SCH to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Incorporated by reference to Exhibit 101.CAL to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.	Incorporated by reference to Exhibit 101.DEF to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Incorporated by reference to Exhibit 101.LAB to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Incorporated by reference to Exhibit 101.PRE to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2021.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEGNA Inc. (Registrant)

Date: May 2, 2022	/s/ Victoria D. Harker
Victoria D. Harker
Chief Financial Officer
(Principal Financial Officer)