Form 10-Q
period 2022-03-31
TEGNA INC
filed 2022-05-09
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 30, 2022 was 222,851,730.

INDEX TO TEGNA INC.
Mar. 31, 2022 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Mar. 31, 2022	Dec. 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$43,316	$56,989
Accounts receivable, net of allowances of $4,810 and $4,371, respectively	641,960	642,280
Other receivables	13,508	15,496
Syndicated programming rights	39,378	53,100
Prepaid expenses and other current assets	30,589	19,724
Total current assets	768,751	787,589
Property and equipment
Cost	1,058,682	1,053,851
Less accumulated depreciation	(601,343)	(586,656)
Net property and equipment	457,339	467,195
Intangible and other assets
Goodwill	2,981,587	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $313,593 and $298,593, respectively	2,426,488	2,441,488
Right-of-use assets for operating leases	84,500	87,279
Investments and other assets	135,080	152,508
Total intangible and other assets	5,627,655	5,662,862
Total assets	$6,853,745	$6,917,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Mar. 31, 2022	Dec. 31, 2021

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$86,984	$72,996
Accrued liabilities
Compensation	38,492	55,179
Interest	12,795	45,905
Contracts payable for programming rights	104,981	98,534
Other	89,367	91,098
Income taxes payable	47,176	11,420
Total current liabilities	379,795	375,132
Noncurrent liabilities
Deferred income tax liability	550,998	548,374
Long-term debt	3,066,783	3,231,970
Pension liabilities	56,428	58,063
Operating lease liabilities	85,926	88,970
Other noncurrent liabilities	78,536	79,102
Total noncurrent liabilities	3,838,671	4,006,479
Total liabilities	4,218,466	4,381,611

Commitments and contingent liabilities (see Note 9)

Redeemable noncontrolling interest (see Note 1)	16,430	16,129

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	7,479,795	7,459,380
Accumulated other comprehensive loss	(111,834)	(97,216)
Less treasury stock at cost, 101,681,915 shares and 103,012,455 shares, respectively	(5,101,472)	(5,194,618)
Total equity	2,618,849	2,519,906
Total liabilities, redeemable noncontrolling interest and equity	$6,853,745	$6,917,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Mar. 31,
	2022	2021

Revenues	$774,123	$727,051

Operating expenses:
Cost of revenues[1]	411,450	394,692
Business units - Selling, general and administrative expenses	101,969	89,326
Corporate - General and administrative expenses	21,320	16,870
Depreciation	15,305	15,896
Amortization of intangible assets	15,000	15,760
Spectrum repacking reimbursements and other, net	(58)	(1,423)
Total	564,986	531,121
Operating income	209,137	195,930

Non-operating (expense) income:
Equity loss in unconsolidated investments, net	(3,811)	(1,329)
Interest expense	(43,620)	(46,485)
Other non-operating items, net	17,319	330
Total	(30,112)	(47,484)

Income before income taxes	179,025	148,446
Provision for income taxes	44,738	35,614
Net Income	134,287	112,832
Net income attributable to redeemable noncontrolling interest	(53)	(215)
Net income attributable to TEGNA Inc.	$134,234	$112,617

Earnings per share:
Basic	$0.60	$0.51
Diluted	$0.60	$0.51

Weighted average number of common shares outstanding:
Basic shares	222,712	220,602
Diluted shares	223,240	221,198

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2022	2021

Net income	$134,287	$112,832
Other comprehensive income, before tax:
Foreign currency translation adjustments	142	496
Recognition of previously deferred post-retirement benefit plan costs	975	1,225
Realized gain on available-for-sale investment during the period	(20,800)	—
Other comprehensive (loss) income, before tax	(19,683)	1,721
Income tax effect related to components of other comprehensive income	5,065	(443)
Other comprehensive income, net of tax	(14,618)	1,278
Comprehensive income	119,669	114,110
Comprehensive income attributable to redeemable noncontrolling interest	(53)	(215)
Comprehensive income attributable to TEGNA Inc.	$119,616	$113,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Three months ended Mar. 31,
	2022	2021

Cash flows from operating activities:
Net income	$134,287	$112,832
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	30,305	31,656
Stock-based compensation	10,495	8,761
Company stock 401(k) contribution	5,338	5,304
Gains on assets, net	(18,308)	—
Equity loss from unconsolidated investments, net	3,811	1,329
Pension contributions including income, net of expense	(585)	(4,410)
Change in other assets and liabilities, net of acquisitions:
Increase in trade receivables	(120)	(63,120)
Increase (decrease) in accounts payable	13,987	(15,077)
Increase in interest and taxes payable, net	13,663	4,320
Increase in deferred revenue	2,298	923
Change in other assets and liabilities, net	1,089	(24,447)
Net cash flow from operating activities	196,260	58,071
Cash flows from investing activities:
Purchase of property and equipment	(5,538)	(13,185)
Reimbursements from spectrum repacking	58	1,423
Payments for acquisitions of businesses	—	(13,341)
Purchases of investments	(2,216)	(157)
Proceeds from investments	—	2,022
Proceeds from sale of assets	366	7
Net cash flow used for investing activities	(7,330)	(23,231)
Cash flows from financing activities:
Payments under revolving credit facilities, net	(166,000)	(37,000)
Dividends paid	(21,151)	(15,439)
Other, net	(15,452)	(10,516)
Net cash flow used for financing activities	(202,603)	(62,955)
Decrease in cash	(13,673)	(28,115)
Balance of cash, beginning of period	56,989	40,968
Balance of cash, end of period	$43,316	$12,853

Supplemental cash flow information:
Cash refunds from income taxes, net of payments	$(248)	$(33)
Cash paid for interest	$75,063	$76,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906
Net income	53	—	—	134,234	—	—	134,234
Other comprehensive income, net of tax	—	—	—	—	(14,618)	—	(14,618)
Total comprehensive income							119,616
Dividends declared: $0.095 per share	—	—	—	(21,150)	—	—	(21,150)
Company stock 401(k) contribution	—	—	(1,322)	(11,275)	—	17,935	5,338
Stock-based awards activity	—	—	(9,517)	(81,146)	—	75,211	(15,452)
Stock-based compensation	—	—	10,495	—	—	—	10,495
Adjustment of redeemable noncontrolling interest to redemption value	248	—	—	(248)	—	—	(248)
Other activity	—	—	344	—	—	—	344
Balance at Mar. 31, 2022	$16,430	$324,419	$27,941	$7,479,795	$(111,834)	$(5,101,472)	$2,618,849

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net income	215	—	—	112,617	—	—	112,617
Other comprehensive income, net of tax	—	—	—	—	1,278	—	1,278
Total comprehensive income							113,895
Dividends declared: $0.165 per share	—	—	—	(36,469)	—	—	(36,469)
Company stock 401(k) contribution	—	—	(16,254)	—	—	21,558	5,304
Stock-based awards activity	—	—	(78,518)	—	—	68,002	(10,516)
Stock-based compensation	—	—	8,761	—	—	—	8,761
Adjustment of redeemable noncontrolling interest to redemption value	72	—	—	(72)	—	—	(72)
Other activity	—	—	340	—	—	—	340
Balance at Mar. 31, 2021	$15,220	$324,419	$27,596	$7,151,716	$(119,798)	$(5,244,595)	$2,139,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Accounting policies

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or TEGNA’s) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We use the best information available in developing significant estimates inherent in our financial statements. Actual results could differ from these estimates, and these differences resulting from changes in facts and circumstances could be material. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, fair value measurements, post-retirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity loss in unconsolidated investments, net” in the Consolidated Statements of Income.

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

Merger Agreement: On February 22, 2022, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement), with Teton Parent Corp., a newly formed Delaware corporation (Parent), Teton Merger Corp., a newly formed Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General L.P., a Delaware limited partnership (Standard General) and CMG Media Corporation, a Delaware corporation (CMG), and certain of its subsidiaries. Parent, Merger Sub, the other subsidiaries of Parent, those affiliates of Standard General, CMG and those subsidiaries of CMG, are collectively, referred to as the “Parent Restructuring Entities.”

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into TEGNA (the Merger), with TEGNA continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. The Merger Agreement provides that each share of common stock, par value $1.00 per share, TEGNA (the Common Stock) outstanding immediately prior to the effective time of the Merger (the Effective Time), other than certain excluded shares, will at the Effective Time automatically be converted into the right to receive (i) $24.00 per share of Common Stock in cash, without interest, plus (ii) additional amounts in cash, without interest, if the Merger does not close within a certain period of time after the date of the Merger Agreement. TEGNA shareholders will receive additional cash consideration in the form of a “ticking fee” of $0.00167 per share per day (or $0.05 per month) if the closing occurs between the 9- and 12-month anniversary of signing, increasing to $0.0025 per share per day (or $0.075 per month) if the closing occurs between the 12- and 13-month anniversary of signing, $0.00333 per share per day (or $0.10 per month) if the closing occurs between the 13- and 14-month anniversary of signing, and $0.00417 per share per day (or $0.125 per month) if the closing occurs on or after the 14-month anniversary of signing.

The Merger is subject to the approval of the Merger Agreement by the stockholders of TEGNA and the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close in the second half of 2022. On April 13, 2022, we filed with the SEC a definitive proxy statement (the Proxy Statement) with respect to a special meeting of TEGNA stockholders to be held on May 17, 2022 to consider and vote upon the Merger and related proposals. Please refer to the Proxy Statement for more information.

As disclosed in the proxy statement, the Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain specified circumstances, TEGNA will be required to pay Parent a termination fee of $163.0 million, and Parent will be required to pay TEGNA a termination fee of either $136.0 million or $272.0 million.

TEGNA has made customary representations, warranties and covenants in the Merger Agreement. If the Merger is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

On March 10, 2022, TEGNA, Parent, Merger Sub, and, solely for purposes of certain provisions specified therein, the other Parent Restructuring Entities, entered into an amendment to the Merger Agreement (the Amendment). The Amendment provides, among other things and subject to the terms and conditions set forth therein, that certain regulatory efforts covenants will apply with respect to certain station transfers from Parent or an affiliate of Parent to CMG or an affiliate of CMG that are contemplated to be consummated as of immediately following the Effective Time.

Accounting guidance adopted in 2022: We did not adopt any new accounting guidance in 2022 that had a material impact on our consolidated financial statements or disclosures.

New accounting guidance not yet adopted: There is currently no pending accounting guidance that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of March 31, 2022, our allowance for doubtful accounts was $4.8 million as compared to $4.4 million as of December 31, 2021.

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

Treasury Stock: We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital (APIC) in our Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of APIC to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in APIC, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Condensed Consolidated Balance Sheets.

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

The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), advertising on the stations’ websites, tablet and mobile products, and OTT apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2022, 2020 etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals and distribution of our local news content.

Revenue earned by these sources in the first three months of 2022 and 2021 are shown below (amounts in thousands):

	Quarter ended Mar. 31,
	2022	2021

Subscription	$391,654	$386,737
Advertising & Marketing Services	354,467	322,834
Political	17,965	9,428
Other	10,037	8,052
Total revenues	$774,123	$727,051

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	Mar. 31, 2022		Dec. 31, 2021
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,981,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,123,898	—	2,123,898	—
Amortizable intangible assets:
Retransmission agreements	235,215	(175,153)	235,215	(168,439)
Network affiliation agreements	309,503	(103,312)	309,503	(97,195)
Other	71,465	(35,128)	71,465	(32,959)
Total indefinite-lived and amortizable intangible assets	$2,740,081	$(313,593)	$2,740,081	$(298,593)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	Mar. 31, 2022	Dec. 31, 2021

Cash value insurance	$50,817	$53,189
Available-for-sale debt security	—	23,800
Equity method investments	17,382	21,986
Other equity investments	20,158	20,331
Deferred debt issuance costs	4,924	5,805
Other long-term assets	41,799	27,397
Total	$135,080	$152,508

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

Available-for-sale debt security: We hold a debt security investment issued by MadHive, Inc. (MadHive), that we classify as an available-for-sale investment. Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet. The debt security includes features that allow us to convert investment into equity ownership upon the occurrence of certain events. In the first quarter of 2022, we amended the terms of the debt security, which became effective on January 3, 2022, in parallel with an amendment and extension of our commercial agreements with MadHive. The amendments modified several items, including the conversion rights as well as the maturity date of the note. In exchange for the convertible debt modifications, we received favorable terms in our renewed commercial agreements with MadHive. As a result of these amendments, we recognized a previously unrecognized gain of $20.8 million. The gain was recorded in “Other non-operating items, net” within our Consolidated Statement of Income. The debt will mature and become due in June 2022 and therefore its $3.0 million fair value has been reclassified as a current asset in “Other receivables” within our Condensed Consolidated Balance Sheet. See Note 9 for additional information regarding our related party transactions with MadHive.

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In the first quarter of 2022, we recorded a $2.5 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value of one of our investments.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation.
NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Mar. 31, 2022	Dec. 31, 2021

Borrowings under revolving credit agreement expiring August 2024	$—	$166,000
Unsecured notes bearing fixed rate interest at 4.75% due March 2026	550,000	550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,256,000
Debt issuance costs	(30,295)	(31,378)
Unamortized premiums	7,078	7,348
Total long-term debt	$3,066,783	$3,231,970

As of March 31, 2022, cash and cash equivalents totaled $43.3 million and we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below primarily includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of March 31, 2022, were $62.4 million, of which $6.0 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Mar. 31,
	2022	2021

Interest cost on benefit obligation	$4,300	$3,950
Expected return on plan assets	(4,900)	(8,650)
Amortization of prior service cost	(125)	25
Amortization of actuarial loss	1,100	1,200
Expense (income) from company-sponsored retirement plans	$375	$(3,475)

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

During the three months ended March 31, 2022 and 2021, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $0.9 million during both of the three month periods ending March 31, 2022 and 2021. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2022 (as none are required based on our current funding levels). We expect to make additional cash payments of $5.0 million to our SERP participants during the remainder of 2022.
NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Quarters Ended:
Balance at Dec. 31, 2021	$(113,090)	$455	$15,419	$(97,216)
Other comprehensive income before reclassifications	—	77	—	77
Amounts reclassified from AOCL	724	—	(15,419)	(14,695)
Total other comprehensive income (loss)	724	77	(15,419)	(14,618)
Balance at Mar. 31, 2022	$(112,366)	$532	$—	$(111,834)

Balance at Dec. 31, 2020	$(120,979)	$(97)	$—	$(121,076)
Other comprehensive loss before reclassifications	—	369	—	369
Amounts reclassified from AOCL	909	—	—	909
Total other comprehensive income	909	369	—	1,278
Balance at Mar. 31, 2021	$(120,070)	$272	$—	$(119,798)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of recognition of a realized gain on an available-for-sale investment as well as pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortizations of prior service costs and actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Mar. 31,
	2022	2021

Amortization of prior service (credit) cost, net	$(125)	$25
Amortization of actuarial loss	1,100	1,200
Realized gain on available-for-sale investment	(20,800)	—
Total reclassifications, before tax	(19,825)	1,225
Income tax effect	5,130	(316)
Total reclassifications, net of tax	$(14,695)	$909

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2022	2021

Net Income	$134,287	$112,832
Net income attributable to the noncontrolling interest	(53)	(215)
Adjustment of redeemable noncontrolling interest to redemption value	(248)	(72)
Earnings available to common shareholders	$133,986	$112,545

Weighted average number of common shares outstanding - basic	222,712	220,602
Effect of dilutive securities:
Restricted stock units	321	410
Performance shares	207	182
Stock options	—	4
Weighted average number of common shares outstanding - diluted	223,240	221,198

Earnings per share - basic	$0.60	$0.51
Earnings per share - diluted	$0.60	$0.51

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

In the first quarter of 2022, we recorded a $2.5 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value of one of our investments. The fair value was determined using a market approach which was based significant inputs not observable in the market, and thus represented a Level 3 fair value measurement. We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.15 billion at March 31, 2022, and $3.40 billion at December 31, 2021.

NOTE 9 – Other matters

Litigation

In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. On November 13 and December 13, 2018, the DOJ and seven other broadcasters settled a DOJ complaint alleging the exchange of competitively sensitive information in the broadcast television industry. In June 2019, we and four other broadcasters entered into a substantially identical agreement with DOJ, which was entered by the court on December 3, 2019. The settlement contains no finding of wrongdoing or liability and carries no penalty. It prohibits us and the other settling entities from sharing certain confidential business information, or using such information pertaining to other broadcasters, except under limited circumstances. The settlement also requires the settling parties to make certain enhancements to their antitrust compliance programs, to continue to cooperate with the DOJ’s investigation, and to permit DOJ to verify compliance. The costs of compliance has not been material, nor do we expect future compliance costs to be material.

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

Litigation Relating to the Merger

As of May 9, 2022, seven lawsuits have been filed by purported TEGNA stockholders in connection with the Merger. The lawsuits have been filed against TEGNA and the current members of the Board of Directors of TEGNA (the Board of Directors). One such lawsuit was voluntarily dismissed on April 1, 2022. The complaints generally allege that the preliminary proxy statement filed by TEGNA on March 25, 2022 in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. Plaintiffs in the complaints generally seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ fees.

In addition, as of May 9, 2022, four demand letters have been sent to TEGNA in connection with the Merger. The demand letters were each sent on behalf of a purported TEGNA stockholder, and each alleges similar deficiencies in the Proxy Statement as those noted in the complaints referenced above.

We believe that the claims asserted in the complaints and letters described above are without merit. Additional lawsuits arising out of the Merger may also be filed in the future.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

Related Party Transactions

We have investments in the form of equity and debt in MadHive which is a related party of TEGNA (see Note 3 for additional information). In addition to our investment, we also have a commercial agreement with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the first quarter of 2022 and 2021, we incurred an expense of $26.0 million and $23.9 million, respectively, as a result of the commercial agreement with MadHive. As of March 31, 2022, and December 31, 2021 we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $17.2 million and $8.9 million, respectively.

In December 2021, we renewed our two existing commercial agreements with MadHive. Simultaneously with the commercial agreement renewals, we also amended the terms of our existing available-for-sale convertible debt security as discussed in Note 3. In exchange for the convertible debt modifications, we received favorable terms in our renewed commercial agreements. We estimated the fair value of our available-for-sale security at December 31, 2021 using a market fair value approach based on the cash we expect to receive upon maturity of the note and the estimated cash savings that the favorable contract terms will provide over the term of the commercial agreements. In January 2022, we recorded an intangible contract asset for $20.8 million (equal to the estimated cash savings), and we will amortize this asset on a straight-line basis over the noncancellable term of the commercial agreements of two years. This non-cash expense is recorded within “Cost of revenues,” within our Consolidated Statement of Income.

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

Merger Agreement

On February 22, 2022, we entered into the Merger Agreement with Parent, Merger Sub, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General and CMG, and certain of its subsidiaries. We currently expect the transaction, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close in the second half of 2022. See Notes 1 and 9 to the condensed consolidated financial statements for further information about the Merger Agreement, the pending Merger and related matters.

We plan to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement. As a result of the pending transaction, we suspended share repurchases under our previously announced share repurchase program.

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

As discussed above, our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year election cycles). As such, in addition to one year ago comparisons, our management team and Board of Directors also review current period operating results compared to the same period two years ago (e.g., 2022 vs. 2020). We believe this comparison will also provide useful information to investors and therefore, have supplemented our prior year comparison of consolidated results to also include a comparison against the first quarter ended March 31, 2020 results (through operating income).

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2022	2021	Change from 2021	2020	Change from 2020

Revenues	$774,123	$727,051	6%	$684,189	13%

Operating expenses:
Cost of revenues	411,450	394,692	4%	369,368	11%
Business units - Selling, general and administrative expenses	101,969	89,326	14%	92,968	10%
Corporate - General and administrative expenses	21,320	16,870	26%	21,714	(2%)
Depreciation	15,305	15,896	(4%)	16,900	(9%)
Amortization of intangible assets	15,000	15,760	(5%)	16,216	(7%)
Spectrum repacking reimbursements and other, net	(58)	(1,423)	(96%)	(7,515)	(99%)
Total operating expenses	$564,986	$531,121	6%	$509,651	11%

Total operating income	$209,137	$195,930	7%	$174,538	20%

Non-operating expenses	(30,112)	(47,484)	(37%)	(67,215)	(55%)
Provision for income taxes	44,738	35,614	26%	21,125	***
Net income	134,287	112,832	19%	86,198	56%
Net (income) loss attributable to redeemable noncontrolling interest	(53)	(215)	(75%)	110	***
Net income attributable to TEGNA Inc.	$134,234	$112,617	19%	$86,308	56%

Earnings per share - basic	$0.60	$0.51	18%	$0.40	50%
Earnings per share - diluted	$0.60	$0.51	18%	$0.39	54%

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Mar. 31,
	2022	2021	Change from 2021	2020	Change from 2020

Subscription	$391,654	$386,737	1%	$332,802	18%
Advertising & Marketing Services	354,467	322,834	10%	295,153	20%
Political	17,965	9,428	91%	47,387	(62)%
Other	10,037	8,052	25%	8,847	13%
Total revenues	$774,123	$727,051	6%	$684,189	13%

2022 vs. 2021

Total revenues increased $47.1 million in the first quarter of 2022 compared to the same period in 2021. The increase was primarily due to an AMS revenue increase of $31.6 million, reflecting increased demand for television and digital advertising (due in part to the Winter Olympics and Super Bowl which aired on NBC in 2022). In addition, political revenue increased $8.5 million. Lastly, subscription revenue increased $4.9 million primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers including the impact of an outage with a broadcast satellite provider that began on October 6, 2021 and ended February 4, 2022.

2022 vs. 2020

Total revenues increased $89.9 million in the first quarter of 2022 compared to the same period in 2020. The net increase was primarily due to an AMS revenue increase of $59.3 million, reflecting an increased demand for television and digital advertising (due in part to the 2022 Winter Olympics and Super Bowl which aired on NBC in 2022). In addition, subscription revenue increased $58.9 million, primarily due to annual rate increases under existing and newly renegotiated retransmission agreements. These increases were partially offset by a decrease in political revenue of $29.4 million, due to 2020 being a presidential election year.

Cost of Revenues

2022 vs. 2021

Cost of revenues increased $16.8 million in the first quarter of 2022 compared to the same period in 2021. The increase was primarily due to a $11.4 million increase in programming costs driven by rate increases under existing affiliation agreements. Higher digital expenses of $1.8 million driven by growth in Premion also contributed to the increase.

2022 vs. 2020

Cost of revenues increased $42.1 million in the first quarter of 2022 compared to the same period in 2020. The increase was primarily due to a $32.0 million increase in programming costs driven by rate increases under existing and newly renegotiated affiliation agreements and growth in subscription revenues (certain programming costs are linked to such revenues). Higher digital expenses of $7.7 million driven by growth in Premion also contributed to the increase.

Business Units - Selling, General and Administrative Expenses

2022 vs. 2021

Business unit selling, general and administrative expenses (SG&A) increased $12.6 million in the first quarter of 2022 compared to the same period in 2021. The increase was primarily due to a $10.2 million increase in sales commissions and payroll costs driven by growth in AMS revenue.

2022 vs. 2020

Business unit SG&A expenses increased $9.0 million in the first quarter of 2022 compared to the same period in 2020. The increase was primarily due to a $7.8 million increase in sales commissions and payroll costs driven by growth in AMS revenue.

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

2022 vs. 2021

Corporate general and administrative expenses increased $4.5 million in the first quarter of 2022 compared to the same period in 2021. The increase was primarily driven by a $10.2 million increase in M&A-related costs. Partially offsetting this was the absence in 2022 of $4.6 million of advisory fees related to activism defense incurred in the first quarter of 2021.

2022 vs. 2020

Corporate general and administrative expenses decreased $0.4 million in the first quarter of 2022 compared to the same period in 2020. The decrease was primarily driven by the absence in 2022 of $7.6 million of advisory fees related to activism defense costs and $4.6 million of M&A due diligence costs. Partially offsetting these decreases was a $10.2 million increase due to M&A-related costs and the remaining $1.6 million increase is primarily attributed to higher stock-based compensation expense.

Depreciation Expense

2022 vs. 2021

Depreciation expense decreased by $0.6 million in the first quarter of 2022 compared to the same period in 2021. The decrease was due to certain assets reaching the end of their assumed useful lives.

2022 vs. 2020

Depreciation expense decreased by $1.6 million in the first quarter of 2022 compared to the same period in 2020. The decrease was due to certain assets reaching the end of their assumed useful lives.

Amortization Expense

2022 vs. 2021

Amortization expense decreased $0.8 million in the first quarter of 2022 compared to the same periods in 2021. The decrease was due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2022 vs. 2020

Amortization expense decreased $1.2 million in the first quarter of 2022 compared to the same periods in 2020. The decrease was due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Spectrum Repacking Reimbursements and Other, net

2022 vs. 2021

Spectrum repacking reimbursements and other net gains were $0.1 million in the first quarter of 2022 compared to net gains of $1.4 million in the same period in 2021. The 2022 activity is related to $0.1 million of reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking, compared to $1.4 million of reimbursements received in the first quarter of 2021.

2022 vs. 2020

Spectrum repacking reimbursements and other net gains were $0.1 million in the first quarter of 2022 compared to $7.5 million in the same period in 2020. The 2022 activity consists of the item discussed above. The 2020 activity reflects $7.5 million of reimbursements received from the FCC.

Operating Income

2022 vs. 2021

Operating income increased $13.2 million in the first quarter of 2022 compared to the same period in 2021. The increase was driven by the changes in revenue and expenses discussed above, most notably the increase in AMS revenue and programming expense.

2022 vs. 2020

Operating income increased $34.6 million in the first quarter of 2022 compared to the same periods in 2020. The increase was driven by the changes in revenue and expenses discussed above, most notably the increase in AMS and subscription revenues and programming expense.

Non-Operating Expenses

Non-operating expenses decreased $17.4 million in the first quarter of 2022 compared to the same period in 2021. This decrease was primarily due to a $20.8 million gain recognized on our available for sale investment in MadHive (see Note 3 to the condensed consolidated financial statements). Additionally, interest expense decreased by $2.9 million driven by lower average outstanding debt partially offset by higher average interest rate. Total average outstanding debt was $3.19 billion for the first quarter of 2022, compared to $3.50 billion in the same period of 2021. The weighted average interest rate on outstanding debt was 5.18% for the first quarter of 2022, compared to 5.08% in the same period of 2021. Partially offsetting these decreases was a $2.5 million increase due to an impairment charge recognized on an investment.

Income Tax Expense

Income tax expense increased $9.1 million in the first quarter of 2022 compared to the same period in 2021. The increase was primarily due to increases in net income before tax. Our effective income tax rate was 25.0% for the first quarter of 2022, compared to 24.0% for the first quarter of 2021. The tax rate for the first quarter of 2022 is higher than the comparable rate in 2021 primarily due to a valuation allowance recorded on a minority investment and nondeductible M&A-related transaction costs incurred. Partially offsetting the increase were tax benefits from the utilization of capital loss carryforwards in connection with a gain on an available-for-sale investment and the release of the associated valuation allowance.

Net Income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $134.2 million, or $0.60 per diluted share, in the first quarter of 2022 compared to $112.6 million, or $0.51 per diluted share, during the same period in 2021. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the first quarter of 2022 and 2021 were 223.2 million and 221.2 million, respectively.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net income attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity loss in unconsolidated investments, net, (5) other non-operating items, net, (6) M&A-related costs, (7) advisory fees related to activism defense, (8) spectrum repacking reimbursements and other, net, (9) depreciation and (10) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Quarter March 31, 2022:

•Spectrum repacking reimbursements and other, net consisting of gains due to reimbursements from the FCC for required spectrum repacking;
•M&A-related costs;
•Other non-operating items consisting of a gain recognized on an available-for-sale investment and an impairment charge related to another investment; and
•Tax expense associated with establishing a valuation allowance on a deferred tax asset related to an equity method investment.

Quarter March 31, 2021:

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended Mar. 31, 2022	GAAP measure	M&A-related costs	Spectrum repacking reimbursements and other	Other non-operating items	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$21,320	$(10,234)	$—	$—	$—	$11,086
Spectrum repacking reimbursements and other, net	(58)	—	58	—	—	—
Operating expenses	564,986	(10,234)	58	—	—	554,810
Operating income	209,137	10,234	(58)	—	—	219,313
Other non-operating items, net	17,319	—	—	(18,308)	—	(989)
Total non-operating expenses	(30,112)	—	—	(18,308)	—	(48,420)
Income before income taxes	179,025	10,234	(58)	(18,308)	—	170,893
Provision for income taxes	44,738	31	(14)	168	(7,117)	37,806
Net income attributable to TEGNA Inc.	134,234	10,203	(44)	(18,476)	7,117	133,034
Earnings per share - diluted (a)	$0.60	$0.05	$—	$(0.08)	$0.03	$0.59

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended Mar. 31, 2021	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Non-GAAP measure

Corporate - General and administrative expenses	$16,870	$(4,599)	$—	$12,271
Spectrum repacking reimbursements and other, net	(1,423)	—	1,423	—
Operating expenses	531,121	(4,599)	1,423	527,945
Operating income	195,930	4,599	(1,423)	199,106
Income before income taxes	148,446	4,599	(1,423)	151,622
Provision for income taxes	35,614	1,180	(367)	36,427
Net income attributable to TEGNA Inc.	112,617	3,419	(1,056)	114,980
Earnings per share - diluted	$0.51	$0.02	$(0.01)	$0.52

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2022	2021	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$134,234	$112,617	19%
Plus: Net income attributable to redeemable noncontrolling interest	53	215	(75%)
Plus: Provision for income taxes	44,738	35,614	26%
Plus: Interest expense	43,620	46,485	(6%)
Plus: Equity loss in unconsolidated investments, net	3,811	1,329	***
(Less): Other non-operating items, net	(17,319)	(330)	***
Operating income (GAAP basis)	209,137	195,930	7%
Plus: M&A-related costs	10,234	—	***
Plus: Advisory fees related to activism defense	—	4,599	***
Less: Spectrum repacking reimbursements and other, net	(58)	(1,423)	(96%)
Adjusted operating income (non-GAAP basis)	219,313	199,106	10%
Plus: Depreciation	15,305	15,896	(4%)
Plus: Amortization of intangible assets	15,000	15,760	(5%)
Adjusted EBITDA (non-GAAP basis)	249,618	230,762	8%
Corporate - General and administrative expense (non-GAAP basis)	11,086	12,271	(10%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$260,704	$243,033	7%

*** Not meaningful

In the first quarter of 2022 Adjusted EBITDA margin was 34% without corporate expense or 32% with corporate expense, compared to first quarter of 2021 Adjusted EBITDA margin of 33% without corporate expense or 32% with corporate expense. The $17.7 million increase in Adjusted EBITDA was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably the increase in AMS revenue.

Free Cash Flow Reconciliation

Reconciliation from “Net income” to “Free cash flow” follow (in thousands):

	Two-year period ended Mar. 31,
	2022	2021

Net income attributable to TEGNA Inc. (GAAP basis)	$1,007,659	$807,651
Plus: Provision for income taxes	313,387	256,555
Plus: Interest expense	382,604	415,864
Plus: M&A-related costs	13,972	31,433
Plus: Depreciation	130,126	128,384
Plus: Amortization	129,485	124,865
Plus: Stock-based compensation	63,073	44,780
Plus: Company stock 401(k) contribution	33,811	31,331
Plus: Syndicated programming amortization	141,999	135,349
Plus: Workforce restructuring expense	1,021	7,385
Plus: Advisory fees related to activism defense	32,059	33,766
Plus: Cash dividend from equity investments for return on capital	11,598	9,055
Plus: Cash reimbursements from spectrum repacking	10,665	27,443
Plus: Net income attributable to redeemable noncontrolling interest	1,390	200
Plus: Reimbursement from Company-owned life insurance policies	1,005	—
Plus (Less): Equity loss (income) in unconsolidated investments, net	12,142	(7,189)
Less: Spectrum repacking reimbursements and other, net	(4,805)	(9,700)
(Less) Plus: Other non-operating items, net	(9,385)	20,200
Less: Syndicated programming payments	(150,211)	(135,148)
Less: Income tax payments, net of refunds	(263,012)	(169,298)
Less: Pension contributions	(10,121)	(28,227)
Less: Interest payments	(389,392)	(435,485)
Less: Purchases of property and equipment	(100,849)	(122,230)
Free cash flow (non-GAAP basis)	$1,358,221	$1,166,984

Revenue	$6,018,807	$5,447,575
Free cash flow as a % of Revenue	22.6%	21.4%

Our free cash flow, a non-GAAP performance measure, was $1.36 billion and $1.17 billion for the two-year periods ended March 31, 2022 and 2021, respectively. The increase in free cash flow is primarily due to increases in subscription and political revenues.

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated positive cash flow which, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest expense, dividends, investments in strategic initiatives (including acquisitions) and other operating requirements.

We paid dividends totaling $21.2 million in first quarter of 2022 and $15.4 million in first quarter of 2021. We expect to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement.

As of March 31, 2022, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement, was 2.97x, below the permitted leverage ratio of less than 5.5x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

As of March 31, 2022, our total debt was $3.07 billion, cash and cash equivalents totaled $43.3 million, and we had unused borrowing capacity of $1.49 billion under our revolving credit facility. Our debt consists of unsecured notes which have fixed interest rates.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2021 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our recurring contractual commitments, debt service obligations, capital expenditure requirements, and other working capital needs for the next twelve months.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Three months ended Mar. 31,
	2022	2021

Balance of cash and cash equivalents beginning of the period	$56,989	$40,968

Operating activities:
Net income	134,287	112,832
Depreciation, amortization and other non-cash adjustments	31,641	47,050
Pension contributions, net of income	(585)	(4,410)
Increase in trade receivables	(120)	(63,120)
Increase in interest and taxes payable	13,663	4,320
Other, net	17,374	(38,601)
Cash flow from operating activities	196,260	58,071

Investing activities:
Payments for acquisitions of businesses and other assets, net of cash acquired	—	(13,341)
All other investing activities	(7,330)	(9,890)
Cash flow used for investing activities	(7,330)	(23,231)

Cash flow used for financing activities	(202,603)	(62,955)
Decrease in cash and cash equivalents	(13,673)	(28,115)
Balance of cash and cash equivalents end of the period	$43,316	$12,853

Operating Activities - Cash flow from operating activities was $196.3 million for the three months ended March 31, 2022, compared to $58.1 million for the same period in 2021. Driving the increase in operating cash flow was a favorable change in accounts receivable of $63.0 million, primarily due to timing of cash payments related to subscription revenue. Also contributing to the increase was a favorable change in accounts payable of $29.1 million in the first quarter of 2022 as compared to the first quarter of 2021, due to timing of payments with our network affiliates.

Investing Activities - Cash flow used for investing activities was $7.3 million for the three months ended March 31, 2022, compared to $23.2 million for the same period in 2021. The decrease of $15.9 million was primary due to $13.3 million being spent on an acquisition in 2021 and an absence of acquisitions in 2022. Also contributing to the decrease was a decrease in capital expenditures of $7.6 million.

Financing Activities - Cash flow used for financing activities was $202.6 million for the three months ended March 31, 2022, compared to $63.0 million for the same period in 2021. The change was primarily due to our revolving credit facility which had net repayments of $166.0 million in the first three months of 2022 as compared to net repayments of $37.0 million in the first three months of 2021.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described within Part I, Item 1A “Risk Factors” in our Annual Report, and the following: (1) the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving the parties that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction, (2) risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals or the approval of the Company’s stockholders), and the related transactions involving the parties, in the anticipated timeframe or at all, (3) the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock, (4) disruption from the proposed transaction making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company’s customers, vendors and others with whom it does business, (5) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving the parties, (6) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed transaction, (7) significant transaction costs, (8) the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future, (9) other business effects, including the effects of industry, market, economic, political or regulatory conditions, (10) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity, malware or ransomware attacks, and (11) changes resulting from the COVID-19 pandemic (including the effect of COVID-19 on the Company’s revenues, particularly our non-political advertising revenues), which could exacerbate any of the risks described above. Potential regulatory actions, changes in consumer behaviors and impacts on and modifications to our operations and business relating thereto and our ability to execute on our standalone plan can also cause actual results to differ materially. We are not responsible for updating the information contained in this Quarterly Report on Form 10-Q beyond the published date.

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of the Company. Each such statement speaks only as of the day it was made. We undertake no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by our Company. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “should,” “could,” “outlook,” and “anticipates” and similar expressions as they relate to our Company or management are intended to identify forward looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: statements about the potential benefits of the proposed acquisition, anticipated growth rates, the Company’s plans, objectives, expectations, and the anticipated timing of closing the proposed transaction.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2021 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2021.

As of March 31, 2022, approximately $3.09 billion of our debt has a fixed interest rate (which represents 100% of our total principal debt obligation). The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.15 billion as of March 31, 2022 and $3.40 billion as of December 31, 2021.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2022, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to the condensed consolidated financial statements for information regarding our legal proceedings.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2021 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. No shares were repurchased during the three months ended March 31, 2022. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2-1
Agreement and Plan of Merger, dated as of February 22, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC (incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on February 22, 2022).

2-2
Amendment No. 1 to Agreement and Plan of Merger, dated as of March 10, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC (incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on March 15, 2022).

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

3-2	By-laws, as amended through May 12, 2021 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

10-1	Form of Executive Officer Performance Share Award Agreement.*

10-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2022	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)