Form 10-Q
period 2022-06-30
TEGNA INC
filed 2022-08-08
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 31, 2022 was 223,110,797.

INDEX TO TEGNA INC.
June 30, 2022 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	June 30, 2022	Dec. 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$200,770	$56,989
Accounts receivable, net of allowances of $5,564 and $4,371, respectively	615,824	642,280
Other receivables	7,802	15,496
Syndicated programming rights	24,114	53,100
Prepaid expenses and other current assets	36,867	19,724
Total current assets	885,377	787,589
Property and equipment
Cost	1,070,911	1,053,851
Less accumulated depreciation	(611,576)	(586,656)
Net property and equipment	459,335	467,195
Intangible and other assets
Goodwill	2,981,587	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $328,592 and $298,593, respectively	2,411,489	2,441,488
Right-of-use assets for operating leases	84,270	87,279
Investments and other assets	143,420	152,508
Total intangible and other assets	5,620,766	5,662,862
Total assets	$6,965,478	$6,917,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	June 30, 2022	Dec. 31, 2021

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$86,381	$72,996
Accrued liabilities
Compensation	49,490	55,179
Interest	44,720	45,905
Contracts payable for programming rights	93,829	98,534
Other	88,696	91,098
Income taxes payable	7,610	11,420
Total current liabilities	370,726	375,132
Noncurrent liabilities
Deferred income tax liability	552,250	548,374
Long-term debt	3,067,608	3,231,970
Pension liabilities	54,795	58,063
Operating lease liabilities	85,436	88,970
Other noncurrent liabilities	76,175	79,102
Total noncurrent liabilities	3,836,264	4,006,479
Total liabilities	4,206,990	4,381,611

Commitments and contingent liabilities (see Note 9)

Redeemable noncontrolling interest (see Note 1)	16,765	16,129

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	7,583,436	7,459,380
Accumulated other comprehensive loss	(111,028)	(97,216)
Less treasury stock at cost, 101,391,312 shares and 103,012,455 shares, respectively	(5,083,045)	(5,194,618)
Total equity	2,741,723	2,519,906
Total liabilities, redeemable noncontrolling interest and equity	$6,965,478	$6,917,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenues	$784,881	$732,908	$1,559,004	$1,459,959

Operating expenses:
Cost of revenues[1]	420,235	397,118	831,685	791,810
Business units - Selling, general and administrative expenses	99,585	96,949	201,554	186,275
Corporate - General and administrative expenses	13,612	23,183	34,932	40,053
Depreciation	15,534	15,838	30,839	31,734
Amortization of intangible assets	14,999	15,773	29,999	31,533
Spectrum repacking reimbursements and other, net	(105)	(1,475)	(163)	(2,898)
Total	563,860	547,386	1,128,846	1,078,507
Operating income	221,021	185,522	430,158	381,452

Non-operating (expense) income:
Equity loss in unconsolidated investments, net	(236)	(2,597)	(4,047)	(3,926)
Interest expense	(42,950)	(46,609)	(86,570)	(93,094)
Other non-operating items, net	(1,865)	1,524	15,454	1,854
Total	(45,051)	(47,682)	(75,163)	(95,166)

Income before income taxes	175,970	137,840	354,995	286,286
Provision for income taxes	44,030	30,986	88,768	66,600
Net Income	131,940	106,854	266,227	219,686
Net income attributable to redeemable noncontrolling interest	(371)	(227)	(424)	(442)
Net income attributable to TEGNA Inc.	$131,569	$106,627	$265,803	$219,244

Earnings per share:
Basic	$0.59	$0.48	$1.19	$0.99
Diluted	$0.59	$0.48	$1.19	$0.99

Weighted average number of common shares outstanding:
Basic shares	223,675	221,522	223,197	221,064
Diluted shares	224,489	222,506	223,867	221,855

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net income	$131,940	$106,854	$266,227	$219,686
Other comprehensive income, before tax:
Foreign currency translation adjustments	—	255	142	751
Recognition of previously deferred post-retirement benefit plan costs	1,085	1,353	2,061	2,578
Realized gain on available-for-sale investment during the period	—	—	(20,800)	—
Other comprehensive income (loss), before tax	1,085	1,608	(18,597)	3,329
Income tax effect related to components of other comprehensive income	(279)	(414)	4,785	(857)
Other comprehensive income (loss), net of tax	806	1,194	(13,812)	2,472
Comprehensive income	132,746	108,048	252,415	222,158
Comprehensive income attributable to redeemable noncontrolling interest	(371)	(227)	(424)	(442)
Comprehensive income attributable to TEGNA Inc.	$132,375	$107,821	$251,991	$221,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$266,227	$219,686
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	60,838	63,267
Stock-based compensation	17,209	16,172
Company stock 401(k) contribution	9,929	9,384
Gains on assets, net	(18,308)	—
Equity loss from unconsolidated investments, net	4,047	3,926
Pension contributions including income, net of expense	(1,070)	(8,781)
Change in other assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	25,263	(37,207)
Increase (decrease) in accounts payable	13,385	(20,692)
Increase (decrease) in interest and taxes payable, net	9,615	(52,483)
Increase (decrease) in deferred revenue	1,687	(1,015)
Change in other assets and liabilities, net	2,565	4,236
Net cash flow from operating activities	391,387	196,493
Cash flows from investing activities:
Purchase of property and equipment	(23,094)	(27,621)
Reimbursements from spectrum repacking	163	4,438
Payments for acquisitions of businesses	—	(13,341)
Purchases of investments	(4,706)	(408)
Proceeds from investments	3,451	2,418
Proceeds from sale of assets	367	262
Net cash flow used for investing activities	(23,819)	(34,252)
Cash flows from financing activities:
Payments under revolving credit facilities, net	(166,000)	(99,000)
Dividends paid	(42,331)	(36,426)
Other, net	(15,456)	(10,521)
Net cash flow used for financing activities	(223,787)	(145,947)
Increase in cash	143,781	16,294
Balance of cash, beginning of period	56,989	40,968
Balance of cash, end of period	$200,770	$57,262

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$79,915	$117,600
Cash paid for interest	$84,361	$91,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Mar. 31, 2022	$16,430	$324,419	$27,941	$7,479,795	$(111,834)	$(5,101,472)	$2,618,849
Net income	371	—	—	131,569	—	—	131,569
Other comprehensive income, net of tax	—	—	—	—	806	—	806
Total comprehensive income							132,375
Dividends declared: $0.095 per share	—	—	—	(21,180)	—	—	(21,180)
Company stock 401(k) contribution	—	—	(5,004)	(4,810)	—	14,405	4,591
Stock-based awards activity	—	—	(2,053)	(1,974)	—	4,022	(5)
Stock-based compensation	—	—	6,714	—	—	—	6,714
Adjustment of redeemable noncontrolling interest to redemption value	(36)	—	—	36	—	—	36
Other activity	—	—	343	—	—	—	343
Balance at June 30, 2022	$16,765	$324,419	$27,941	$7,583,436	$(111,028)	$(5,083,045)	$2,741,723

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Mar. 31, 2021	$15,220	$324,419	$27,596	$7,151,716	$(119,798)	$(5,244,595)	$2,139,338
Net income	227	—	—	106,627	—	—	106,627
Other comprehensive income, net of tax	—	—	—	—	1,194	—	1,194
Total comprehensive income							107,821
Dividends declared: $0.165 per share	—	—	—	43	—	—	43
Company stock 401(k) contribution	—	—	(1,420)	(9,053)	—	14,552	4,079
Stock-based awards activity	—	—	(5,990)	—	—	5,986	(4)
Stock-based compensation	—	—	7,410	—	—	—	7,410
Adjustment of redeemable noncontrolling interest to redemption value	76	—	—	(76)	—	—	(76)
Other activity	—	—	345	—	—	—	345
Balance at June 30, 2021	$15,523	$324,419	$27,941	$7,249,257	$(118,604)	$(5,224,057)	$2,258,956

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Six Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906
Net income	424	—	—	265,803	—	—	265,803
Other comprehensive income, net of tax	—	—	—	—	(13,812)	—	(13,812)
Total comprehensive income							251,991
Dividends declared: $0.19 per share	—	—	—	(42,331)	—	—	(42,331)
Company stock 401(k) contribution	—	—	(6,326)	(16,084)	—	32,339	9,929
Stock-based awards activity	—	—	(11,570)	(83,120)	—	79,234	(15,456)
Stock-based compensation	—	—	17,209	—	—	—	17,209
Adjustment of redeemable noncontrolling interest to redemption value	212	—	—	(212)	—	—	(212)
Other activity	—	—	687	—	—	—	687
Balance at June 30, 2022	$16,765	$324,419	$27,941	$7,583,436	$(111,028)	$(5,083,045)	$2,741,723

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net income	442	—	—	219,244	—	—	219,244
Other comprehensive income, net of tax	—	—	—	—	2,472	—	2,472
Total comprehensive income							221,716
Dividends declared: $0.235 per share	—	—	—	(36,426)	—	—	(36,426)
Company stock 401(k) contribution	—	—	(17,674)	(9,053)	—	36,111	9,384
Stock-based awards activity	—	—	(84,509)	—	—	73,987	(10,522)
Stock-based compensation	—	—	16,172	—	—	—	16,172
Adjustment of redeemable noncontrolling interest to redemption value	148	—	—	(148)	—	—	(148)
Other activity	—	—	685	—	—	—	685
Balance at June 30, 2021	$15,523	$324,419	$27,941	$7,249,257	$(118,604)	$(5,224,057)	$2,258,956
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

On May 17, 2022 the stockholders of TEGNA voted to adopt the Merger Agreement.

The Merger is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close in the second half of 2022.

Accounting guidance adopted in 2022: We did not adopt any new accounting guidance in 2022 that had a material impact on our consolidated financial statements or disclosures.

New accounting guidance not yet adopted: There is currently no pending accounting guidance that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of June 30, 2022, our allowance for doubtful accounts was $5.6 million as compared to $4.4 million as of December 31, 2021.

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

Revenue earned by these sources in the second quarter and first six months of 2022 and 2021 are shown below (amounts in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Subscription	$389,079	$375,081	$780,733	$761,818
Advertising & Marketing Services	335,259	340,889	689,726	663,723
Political	50,858	9,581	68,823	19,009
Other	9,685	7,357	19,722	15,409
Total revenues	$784,881	$732,908	$1,559,004	$1,459,959

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		Dec. 31, 2021
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,981,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,123,898	—	2,123,898	—
Amortizable intangible assets:
Retransmission agreements	235,215	(181,867)	235,215	(168,439)
Network affiliation agreements	309,503	(109,430)	309,503	(97,195)
Other	71,465	(37,295)	71,465	(32,959)
Total indefinite-lived and amortizable intangible assets	$2,740,081	$(328,592)	$2,740,081	$(298,593)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	Dec. 31, 2021

Cash value insurance	$48,958	$53,189
Available-for-sale debt security	—	23,800
Equity method investments	17,143	21,986
Other equity investments	20,158	20,331
Deferred debt issuance costs	4,033	5,805
Long-term contract assets	22,253	—
Other long-term assets	30,875	27,397
Total	$143,420	$152,508

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

Available-for-sale debt security: We previously held a debt security investment issued by MadHive, Inc. (MadHive), that we classified as an available-for-sale investment. Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet. In the first quarter of 2022, we amended the terms of the debt security, which became effective on January 3, 2022, in parallel with an amendment and extension of our commercial agreements with MadHive. The amendments modified several items, including the conversion rights as well as the maturity date of the note. In exchange for the convertible debt modifications, we received favorable terms in our renewed commercial agreements with MadHive. As a result of these amendments, in the first quarter of 2022 we recognized a previously unrecognized gain of $20.8 million. The gain was recorded in “Other non-operating items, net” within our Consolidated Statement of Income. The debt matured in June 2022 at which time the principal balance of $3.0 million plus accrued interest was paid to us. The $3.0 million principal balance was classified as “Proceeds from investments” within our Consolidated Statement of Cash Flow”. See Note 9 for additional information regarding our related party transactions with MadHive.

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

Long-term contract assets: These amounts primarily consist of a $15.0 million asset related to a long-term services agreement for IT security and a $5.2 million asset representing the long-term portion of a contract asset that was recognized as a result of the $20.8 million gain discussed above related to favorable rates obtained on recent commercial agreements with Madhive. This gain resulted in a contract asset which was recognized in January 2022 and is being amortized over two years (through December 2023). See Note 9 for additional details.
NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	June 30, 2022	Dec. 31, 2021

Borrowings under revolving credit agreement expiring August 2024	$—	$166,000
Unsecured notes bearing fixed rate interest at 4.75% due March 2026	550,000	550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,256,000
Debt issuance costs	(29,194)	(31,378)
Unamortized premiums	6,802	7,348
Total long-term debt	$3,067,608	$3,231,970

As of June 30, 2022, cash and cash equivalents totaled $200.8 million and we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below primarily includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of June 30, 2022, were $60.8 million, of which $6.0 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Service cost-benefits earned during the period	$—	$1	$—	$1
Interest cost on benefit obligation	4,241	3,988	8,541	7,938
Expected return on plan assets	(4,851)	(8,690)	(9,751)	(17,340)
Amortization of prior service cost	(117)	20	(242)	45
Amortization of actuarial loss	1,202	1,246	2,302	2,446
Expense (income) from company-sponsored retirement plans	$475	$(3,435)	$850	$(6,910)

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

During the six months ended June 30, 2022 and 2021, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $1.9 million and $1.8 million during the six months ended June 30, 2022 and 2021, respectively. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2022 (as none are required based on our current funding levels). We expect to make additional cash payments of $3.6 million to our SERP participants during the remainder of 2022.
NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Quarters Ended:
Balance at Mar. 31, 2022	$(112,366)	$532	$—	$(111,834)
Amounts reclassified from AOCL	806	—	—	806
Total other comprehensive income	806	—	—	806
Balance at June 30, 2022	$(111,560)	$532	$—	$(111,028)

Balance at Mar. 31, 2021	$(120,070)	$272	$—	$(119,798)
Other comprehensive loss before reclassifications	—	189	—	189
Amounts reclassified from AOCL	1,005	—	—	1,005
Total other comprehensive income	1,005	189	—	1,194
Balance at June 30, 2021	$(119,065)	$461	$—	$(118,604)

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Six Months Ended:
Balance at Dec. 31, 2021	$(113,090)	$455	$15,419	$(97,216)
Other comprehensive income before reclassifications	—	77	—	77
Amounts reclassified from AOCL	1,530	—	(15,419)	(13,889)
Total other comprehensive income (loss)	1,530	77	(15,419)	(13,812)
Balance at June 30, 2022	$(111,560)	$532	$—	$(111,028)

Balance at Dec. 31, 2020	$(120,979)	$(97)	$—	$(121,076)
Other comprehensive income before reclassifications	—	558	—	558
Amounts reclassified from AOCL	1,914	—	—	1,914
Total other comprehensive income	1,914	558	—	2,472
Balance at June 30, 2021	$(119,065)	$461	$—	$(118,604)

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

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Amortization of prior service credit, net	$(123)	$(266)	$(248)	$(241)
Amortization of actuarial loss	1,208	1,619	2,309	2,819
Realized gain on available-for-sale investment	—	—	(20,800)	—
Total reclassifications, before tax	1,085	1,353	(18,739)	2,578
Income tax effect	(279)	(348)	4,850	(664)
Total reclassifications, net of tax	$806	$1,005	$(13,889)	$1,914

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net Income	$131,940	$106,854	$266,227	$219,686
Net income attributable to the noncontrolling interest	(371)	(227)	(424)	(442)
Adjustment of redeemable noncontrolling interest to redemption value	36	(76)	(212)	(148)
Earnings available to common shareholders	$131,605	$106,551	$265,591	$219,096

Weighted average number of common shares outstanding - basic	223,675	221,522	223,197	221,064
Effect of dilutive securities:
Restricted stock units	466	718	393	564
Performance shares	348	265	277	224
Stock options	—	1	—	3
Weighted average number of common shares outstanding - diluted	224,489	222,506	223,867	221,855

Earnings per share - basic	$0.59	$0.48	$1.19	$0.99
Earnings per share - diluted	$0.59	$0.48	$1.19	$0.99

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

In the first quarter of 2022, we recorded a $2.5 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value of one of our investments. The fair value was determined using a market approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement. We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.00 billion at June 30, 2022, and $3.40 billion at December 31, 2021.

NOTE 9 – Other matters

Litigation

In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. On November 13 and December 13, 2018, the DOJ and seven other broadcasters settled a DOJ complaint alleging the exchange of competitively sensitive information in the broadcast television industry. In June 2019, we and four other broadcasters entered into a substantially identical agreement with DOJ, which was entered by the court on December 3, 2019. The settlement contains no finding of wrongdoing or liability and carries no penalty. It prohibits us and the other settling entities from sharing certain confidential business information, or using such information pertaining to other broadcasters, except under limited circumstances. The settlement also requires the settling parties to make certain enhancements to their antitrust compliance programs, to continue to cooperate with the DOJ’s investigation, and to permit DOJ to verify compliance. The costs of compliance have not been material, nor do we expect future compliance costs to be material.

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

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the DOJ in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. On November 6, 2020, the court denied the motion to dismiss. On March 16, 2022, the plaintiffs filed a third amended complaint, which, among other things, added ShareBuilders, Inc., as a named defendant. All defendants except for ShareBuilders have filed their answers to the third amended complaint. ShareBuilders filed a motion to dismiss on April 15, 2022, which is currently pending resolution by the court. We deny any violation of law, believe that the claims asserted in the Advertising Cases are without merit, and intend to defend ourselves vigorously against them.

Litigation Relating to the Merger

As of August 8, 2022, seven lawsuits have been filed by purported TEGNA stockholders in connection with the Merger. The lawsuits have been filed against TEGNA and the current members of the Board of Directors of TEGNA (the Board of Directors). The complaints generally allege that the preliminary proxy statement filed by TEGNA with the SEC on March 25, 2022 in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. Plaintiffs in the complaints generally seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ fees. As of August 8, 2022, all but one of those lawsuits have been voluntarily dismissed.

In addition, as of August 8, 2022, four demand letters have been sent to TEGNA in connection with the Merger. The demand letters were each sent on behalf of a purported TEGNA stockholder, and each alleges similar deficiencies in the definitive proxy statement filed by TEGNA with the SEC on April 13, 2022 in connection with the Merger (the “definitive proxy statement”) as those noted in the complaints referenced above.

We believe that the claims asserted in the complaints and letters described above are without merit and no additional disclosures were or are required under applicable law. However, to moot the unmeritorious disclosure claims, to avoid the risks of the actions described above delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, without admitting any liability or wrongdoing, TEGNA voluntarily made supplemental disclosures to the definitive proxy statement as described in the Form 8-K filed by TEGNA with the SEC on May 9, 2022. Additional lawsuits arising out of the Merger may also be filed in the future.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

Related Party Transactions

We have an equity investment in MadHive which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the second quarter and first six months of 2022, we incurred expenses of $29.9 million and $55.9 million, respectively, as a result of the commercial agreement with MadHive. In the second quarter and first six months of 2021, we incurred expenses of $18.5 million and $42.4 million, respectively, as a result of the commercial agreement with MadHive. As of June 30, 2022, and December 31, 2021 we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $9.0 million and $8.9 million, respectively.

In December 2021, we renewed our two existing commercial agreements with MadHive. Simultaneously with the commercial agreement renewals, we also amended the terms of our then outstanding available-for-sale convertible debt security that we held as discussed in Note 3. In exchange for the convertible debt modifications, we received favorable terms in our renewed commercial agreements. We estimated the fair value of our available-for-sale security at December 31, 2021 using a market fair value approach based on the cash we expect to receive upon maturity of the note and the estimated cash savings that the favorable contract terms will provide over the term of the commercial agreements. In January 2022, we recorded an intangible contract asset for $20.8 million (equal to the estimated cash savings), and are amortizing this asset on a straight-line basis over the noncancellable term of the commercial agreements of two years. This non-cash expense is recorded within “Cost of revenues,” within our Consolidated Statement of Income. The debt matured in June 2022 at which time the principal balance of $3.0 million plus accrued interest was paid to us.

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

Merger Agreement

On February 22, 2022, we entered into the Merger Agreement with Parent, Merger Sub, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General and CMG, and certain of its subsidiaries. We currently expect the transaction, which is subject to regulatory approvals, and other customary closing conditions, to close in the second half of 2022. See Notes 1 and 9 to the condensed consolidated financial statements for further information about the Merger Agreement, the pending Merger and related matters.

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

As discussed above, our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year election cycles). As such, in addition to one year ago comparisons, our management team and Board of Directors also review current period operating results compared to the same period two years ago (e.g., 2022 vs. 2020). We believe this comparison will also provide useful information to investors and therefore, have supplemented our prior year comparison of consolidated results to also include a comparison against the second quarter and six months ended June 30, 2020 results (through operating income).

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended June 30,					Six months ended June 30,
	2022	2021	Change from 2021	2020	Change from 2020	2022	2021	Change from 2021	2020	Change from 2020

Revenues	$784,881	$732,908	7%	$577,627	36%	$1,559,004	$1,459,959	7%	$1,261,816	24%

Operating expenses:
Cost of revenues	420,235	397,118	6%	355,367	18%	831,685	791,810	5%	724,735	15%
Business units - Selling, general and administrative expenses	99,585	96,949	3%	85,008	17%	201,554	186,275	8%	177,976	13%
Corporate - General and administrative expenses	13,612	23,183	(41%)	28,312	(52%)	34,932	40,053	(13%)	50,026	(30%)
Depreciation	15,534	15,838	(2%)	16,711	(7%)	30,839	31,734	(3%)	33,611	(8%)
Amortization of intangible assets	14,999	15,773	(5%)	17,248	(13%)	29,999	31,533	(5%)	33,464	(10%)
Spectrum repacking reimbursements and other, net	(105)	(1,475)	(93%)	(116)	(9%)	(163)	(2,898)	(94%)	(7,631)	(98%)
Total operating expenses	$563,860	$547,386	3%	$502,530	12%	$1,128,846	$1,078,507	5%	$1,012,181	12%

Total operating income	$221,021	$185,522	19%	$75,097	***	$430,158	$381,452	13%	$249,635	72%

Non-operating expenses	(45,051)	(47,682)	(6%)	(48,917)	(8%)	(75,163)	(95,166)	(21%)	(116,132)	(35%)
Provision for income taxes	44,030	30,986	42%	6,607	***	88,768	66,600	33%	27,732	***
Net income	131,940	106,854	23%	19,573	***	266,227	219,686	21%	105,771	***
Net (income) loss attributable to redeemable noncontrolling interest	(371)	(227)	63%	374	***	(424)	(442)	(4%)	484	***
Net income attributable to TEGNA Inc.	$131,569	$106,627	23%	$19,947	***	$265,803	$219,244	21%	$106,255	***

Earnings per share - basic	$0.59	$0.48	23%	$0.09	***	$1.19	$0.99	20%	$0.48	***
Earnings per share - diluted	$0.59	$0.48	23%	$0.09	***	$1.19	$0.99	20%	$0.48	***

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended June 30,					Six months ended June 30,
	2022	2021	Change from 2021	2020	Change from 2020	2022	2021	Change from 2021	2020	Change from 2020

Subscription	$389,079	$375,081	4%	$323,475	20%	$780,733	$761,818	2%	$656,277	19%
Advertising & Marketing Services	335,259	340,889	(2)%	229,083	46%	689,726	663,723	4%	524,236	32%
Political	50,858	9,581	***	17,544	***	68,823	19,009	***	64,931	6%
Other	9,685	7,357	32%	7,525	29%	19,722	15,409	28%	16,372	20%
Total revenues	$784,881	$732,908	7%	$577,627	36%	$1,559,004	$1,459,959	7%	$1,261,816	24%

*** Not meaningful

2022 vs. 2021

Total revenues increased $52.0 million in the second quarter of 2022 and $99.0 million in the first six months of 2022 compared to the same periods in 2021. The net increases were primarily due to growth in political revenue ($41.3 million second quarter, $49.8 million first six months) due to contested primaries and the run up to the mid-term elections which will occur in the fourth quarter. Also contributing to the increase was growth in subscription revenue ($14.0 million second quarter, $18.9 million first six months) primarily due to annual rate increases under existing agreements, partially offset by declines in subscribers. Lastly, AMS revenue was down $5.6 million in the second quarter due to softness in certain AMS advertising categories, primarily auto. However, for the first six months of 2022 AMS revenue was up $26.0 million reflecting increased demand for digital advertising (primarily Premion) in the first six months.

2022 vs. 2020

Total revenues increased $207.3 million in the second quarter and $297.2 million in the first six months of 2022 compared to the same periods in 2020. The increases were primarily due to growth in AMS revenue ($106.2 million second quarter, $165.5 million first six months) reflecting higher demand for advertising (as second quarter of 2020 was significantly impacted by reduced demand due to the then onset of the COVID-19 pandemic). Also contributing was growth in subscription revenue ($65.6 million second quarter, $124.5 million first six months) primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers. In addition, political revenue grew $33.3 million in the second quarter of 2022 and $3.9 million in the first six months of 2022 as compared to 2020.

Cost of revenues

2022 vs. 2021

Cost of revenues increased $23.1 million in the second quarter of 2022 and $39.9 million in the first six months of 2022 compared to the same periods in 2021. The increases were partially due to growth in programming costs ($11.0 million second quarter, $22.4 million first six months) driven by rate increases under existing affiliation agreements. Higher digital expenses ($9.9 million second quarter, $11.7 million first six months) driven by growth in Premion also contributed to the increases.

2022 vs. 2020

Cost of revenues increased $64.9 million in the second quarter of 2022 and $107.0 million in the first six months of 2022 compared to the same period in 2020. The increases were partially due to growth in programming costs ($31.9 million second quarter, $63.9 million first six months) driven by rate increases under existing and newly renegotiated affiliation agreements and growth in subscription revenue (certain programming costs are linked to such revenues). Higher digital expenses ($22.8 million second quarter, $30.5 million first six months) driven by growth in Premion also contributed to the increase.

Business units - Selling, general and administrative expenses

2022 vs. 2021

Business unit selling, general and administrative expenses increased $2.6 million in the second quarter of 2022 and $15.3 million in the first six months of 2022 compared to the same periods in 2021. The increases were primarily due to higher sales commissions and payroll costs (together, $3.4 million second quarter, $13.6 million first six months) driven by growth in digital revenue.

2022 vs. 2020

Business unit SG&A expenses increased $14.6 million in the second quarter of 2022 and $23.6 million in the first six months of 2022 compared to the same period in 2020. The increases were primarily due to higher sales commissions and payroll costs (together, $10.4 million second quarter, $18.2 million first six months) driven by growth in AMS revenue.

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

2022 vs. 2021

Corporate general and administrative expenses decreased $9.6 million in the second quarter of 2022 and $5.1 million in the first six months of 2022 compared to the same periods in 2021. The decreases were primarily driven by the absence in 2022 of advisory fees incurred in 2021 related to activism defense ($12.0 million second quarter, $16.6 million first six months). The decreases were partially offset by increases in M&A-related costs in 2022 ($4.2 million second quarter, $14.4 million first six months) which include costs incurred in support of the regulatory review of the Merger.

2022 vs. 2020

Corporate general and administrative expenses decreased $14.7 million in the second quarter of 2022 and $15.1 million in the first six months of 2022 compared to the same periods in 2020. The decreases were primarily due to the absence in 2022 of advisory fees incurred in 2020 related to activism defense ($15.4 million second quarter, $23.1 million first six months) and M&A due diligence costs ($4.6 million in the first six months). The decreases were partially offset by M&A-related costs in 2022 ($4.2 million second quarter, $14.4 million first six months) which include costs incurred in support of the regulatory review of the Merger.

Depreciation

2022 vs. 2021

Depreciation expense decreased by $0.3 million in the second quarter of 2022 and $0.9 million in the first six months of 2022 compared to the same period in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives.

2022 vs. 2020

Depreciation expense decreased by $1.2 million in the second quarter of 2022 and $2.8 million in the first six months of 2022 compared to the same period in 2020. The decreases were due to certain assets reaching the end of their assumed useful lives.

Amortization of intangible assets

2022 vs. 2021

Amortization expense decreased $0.8 million in the second quarter of 2022 and $1.5 million in the first six months of 2022 compared to the same periods in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2022 vs. 2020

Amortization expense decreased $2.2 million in the second quarter of 2022 and $3.5 million in the first six months of 2022 compared to the same periods in 2020. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Spectrum repacking reimbursements and other, net

2022 vs. 2021

Spectrum repacking reimbursements and other net gains were $0.1 million in the second quarter of 2022 compared to net gains of $1.5 million in the same period in 2021 and net gains of $0.2 million in the first six months of 2022 compared to $2.9 million in the same period in 2021. The 2022 activity is related to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking. The 2021 activity is primarily related to reimbursements from spectrum repacking ($3.0 million second quarter, $4.4 million first six months), partially offset by a $1.5 million contract termination fee which impacted both the second quarter and first six months of 2021.

2022 vs. 2020

Spectrum repacking reimbursements and other net gains were $0.1 million in the second quarter of 2022 compared to net gains of $0.1 million in the same period in 2020 and $0.2 million in the first six months of 2022 compared to $7.6 million in the same period in 2020. The 2022 activity consists of the item discussed above. The 2020 activity primarily consists of reimbursements received from the FCC for required spectrum repacking ($2.3 million second quarter, $9.8 million first six months), partially offset by $2.1 million impairment charge due to the retirement of a brand name which impacted both periods.

Operating income

2022 vs. 2021

Operating income increased $35.5 million in the second quarter of 2022 and $48.7 million in the first six months of 2022 compared to the same periods in 2021. The increase was driven by the changes in revenue and expenses discussed above, most notably the increase in political revenue.

2022 vs. 2020

Operating income increased $145.9 million in the second quarter of 2022 and $180.5 million in the first six months of 2022 compared to the same periods in 2020. The increase was driven by the changes in revenue and expenses discussed above, most notably the increases in AMS, political and subscription revenues as well as programming expense.

Non-operating (expense) income

Non-operating expenses decreased $2.6 million in the second quarter of 2022 compared to the same period in 2021. This decrease was primarily due to a $3.7 million decrease in interest expense driven by lower average outstanding debt partially offset by higher average interest rate. Total average outstanding debt was $3.09 billion for the second quarter of 2022, compared to $3.51 billion in the same period of 2021. The weighted average interest rate on outstanding debt was 5.26% for the second quarter of 2022, compared to 5.07% in the same period of 2021.

In the first six months of 2022, non-operating expenses decreased $20.0 million compared to the same period in 2021. This decrease was primarily due to a $20.8 million gain recognized on our available for sale investment in MadHive (see Note 3 to the condensed consolidated financial statements). Further, interest expense decreased $6.5 million driven by lower average outstanding debt partially offset by higher average interest rate. The average debt outstanding was $3.14 billion for the first six months of 2022, compared to $3.50 billion in the same period of 2021. The weighted average interest rate on outstanding debt was 5.25% for the first six months of 2022, compared to 5.10% in the same period of 2021.

Provision for income taxes

Income tax expense increased $13.0 million in the second quarter of 2022 compared to the same period in 2021. Income tax expense increased $22.2 million in the first six months of 2022 compared to the same period in 2021. The increases were primarily due to increases in net income before tax. Our effective income tax rate was 25.1% for the second quarter of 2022, compared to 22.5% for the second quarter of 2021. The tax rate for the second quarter of 2022 is higher than the comparable rate in 2021 primarily due to state tax planning strategies implemented in 2021. Our effective income tax rate was 25.0% for the first six months of 2022, compared to 23.3% for the same period in 2021. The tax rate for the first six months of 2022 is higher than the comparable amount in 2021 primarily due to a valuation allowance recorded on a minority investment and nondeductible M&A-related transaction costs incurred.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $131.6 million, or $0.59 per diluted share, in the second quarter of 2022 compared to $106.6 million, or $0.48 per diluted share, during the same period in 2021. For the first six months of 2022, net income attributable to TEGNA Inc. was $265.8 million, or $1.19 per diluted share, compared to $219.2 million, or $0.99 per diluted share, for the same period in 2021. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the second quarter of 2022 and 2021 were 224.5 million and 222.5 million, respectively. The weighted average number of diluted shares outstanding in the first six months of 2022 and 2021 was 223.9 million and 221.9 million, respectively.

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

We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” which are described in detail below in the section titled “Discussion of Special Charges and Credits Affecting Reported Results.” We believe that such expenses and gains are not indicative of normal, ongoing operations. While these items may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

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

We also discuss free cash flow, a non-GAAP performance measure that the Board of Directors uses to review the performance of the business. Free cash flow is reviewed by the Board of Directors as a percentage of revenue over a trailing two-year period (reflecting both an even and odd year reporting period given the political cyclicality of our business). The most directly comparable GAAP financial measure to free cash flow is Net income attributable to TEGNA. Free cash flow is calculated as non-GAAP Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) non-cash 401(k) company match, (3) syndicated programming amortization, (4) dividends received from equity method investments, (5) reimbursements from spectrum repacking and (6) proceeds from company-owned life insurance policies. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of Special Charges and Credits Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, can vary significantly from period to period:

Quarter and six months ended June 30, 2022:

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
•Advisory fees related to activism defense; and
•Tax benefits as a result of state tax planning strategies implemented during the second quarter of 2021.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2022	GAAP measure	M&A-related costs	Spectrum repacking reimbursements and other	Non-GAAP measure

Corporate - General and administrative expenses	$13,612	$(4,212)	$—	$9,400
Spectrum repacking reimbursements and other, net	(105)	—	105	—
Operating expenses	563,860	(4,212)	105	559,753
Operating income	221,021	4,212	(105)	225,128
Income before income taxes	175,970	4,212	(105)	180,077
Provision for income taxes	44,030	7	(27)	44,010
Net income attributable to TEGNA Inc.	131,569	4,205	(78)	135,696
Earnings per share - diluted (a)	$0.59	$0.02	$—	$0.60

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended June 30, 2021	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$23,183	$(12,012)	$—	$—	$11,171
Spectrum repacking reimbursements and other, net	(1,475)	—	1,475	—	—
Operating expenses	547,386	(12,012)	1,475	—	536,849
Operating income	185,522	12,012	(1,475)	—	196,059
Income before income taxes	137,840	12,012	(1,475)	—	148,377
Provision for income taxes	30,986	3,111	(374)	2,797	36,520
Net income attributable to TEGNA Inc.	106,627	8,901	(1,101)	(2,797)	111,630
Earnings per share - diluted (a)	$0.48	$0.04	$—	$(0.01)	$0.50

(a) Per share amounts do not sum due to rounding.

		Special Items
Six months ended June 30, 2022	GAAP measure	M&A-related costs	Spectrum repacking reimbursements and other	Other non-operating items	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$34,932	$(14,446)	$—	$—	$—	$20,486
Spectrum repacking reimbursements and other, net	(163)	—	163	—	—	—
Operating expenses	1,128,846	(14,446)	163	—	—	1,114,563
Operating income	430,158	14,446	(163)	—	—	444,441
Other non-operating items, net	15,454	—	—	(18,308)	—	(2,854)
Total non-operating expenses	(75,163)	—	—	(18,308)	—	(93,471)
Income before income taxes	354,995	14,446	(163)	(18,308)	—	350,970
Provision for income taxes	88,768	38	(41)	168	(7,117)	81,816
Net income attributable to TEGNA Inc.	265,803	14,408	(122)	(18,476)	7,117	268,730
Net income per share-diluted	$1.19	$0.06	$—	$(0.08)	$0.03	$1.20

		Special Items
Six months ended June 30, 2021	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$40,053	$(16,611)	$—	$—	$23,442
Spectrum repacking reimbursements and other, net	(2,898)	—	2,898	—	—
Operating expenses	1,078,507	(16,611)	2,898	—	1,064,794
Operating income	381,452	16,611	(2,898)	—	395,165
Equity income (loss) in unconsolidated investments, net	(3,926)	—	—	—	(3,926)
Other non-operating items, net	1,854	—	—	—	1,854
Total non-operating expenses	(95,166)	—	—	—	(95,166)
Income before income taxes	286,286	16,611	(2,898)	—	299,999
Provision for income taxes	66,600	4,291	(741)	2,797	72,947
Net income attributable to TEGNA Inc.	219,244	12,320	(2,157)	(2,797)	226,610
Net income per share-diluted (a)	$0.99	$0.06	$(0.01)	$(0.01)	$1.02

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$131,569	$106,627	23%	$265,803	$219,244	21%
Plus: Net income attributable to redeemable noncontrolling interest	371	227	63%	424	442	(4%)
Plus: Provision for income taxes	44,030	30,986	42%	88,768	66,600	33%
Plus: Interest expense	42,950	46,609	(8%)	86,570	93,094	(7%)
Plus: Equity loss in unconsolidated investments, net	236	2,597	(91%)	4,047	3,926	3%
Plus (less): Other non-operating items, net	1,865	(1,524)	***	(15,454)	(1,854)	***
Operating income (GAAP basis)	221,021	185,522	19%	430,158	381,452	13%
Plus: M&A-related costs	4,212	—	***	14,446	—	***
Plus: Advisory fees related to activism defense	—	12,012	***	—	16,611	***
Less: Spectrum repacking reimbursements and other, net	(105)	(1,475)	(93%)	(163)	(2,898)	(94%)
Adjusted operating income (non-GAAP basis)	225,128	196,059	15%	444,441	395,165	12%
Plus: Depreciation	15,534	15,838	(2%)	30,839	31,734	(3%)
Plus: Amortization of intangible assets	14,999	15,773	(5%)	29,999	31,533	(5%)
Adjusted EBITDA (non-GAAP basis)	255,661	227,670	12%	505,279	458,432	10%
Corporate - General and administrative expense (non-GAAP basis)	9,400	11,171	(16%)	20,486	23,442	(13%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$265,061	$238,841	11%	$525,765	$481,874	9%

*** Not meaningful

In the second quarter of 2022 Adjusted EBITDA margin was 34% without corporate expense or 33% with corporate expense, compared to second quarter of 2021 Adjusted EBITDA margin of 33% without corporate expense or 31% with corporate expense. For the six months ended June 30, 2022, Adjusted EBITDA margin was 34% without corporate expense or 32% with corporate expense, compared to six months ended June 30, 2021 Adjusted EBITDA of 33% without corporate expense or 31% with corporate expense. These margin increases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in political revenue due to the run up to the mid-term elections and subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements.

Free Cash Flow Reconciliation

Reconciliation from “Net income” to “Free cash flow” follow (in thousands):

	Two-year period ended June 30,
	2022	2021

Net income attributable to TEGNA Inc. (GAAP basis)	$1,119,281	$834,323
Plus: Provision for income taxes	350,810	262,662
Plus: Interest expense	373,677	416,146
Plus: M&A-related costs	18,184	26,225
Plus: Depreciation	128,949	129,689
Plus: Amortization	127,236	131,815
Plus: Stock-based compensation	61,462	47,182
Plus: Company stock 401(k) contribution	34,974	32,167
Plus: Syndicated programming amortization	142,664	139,793
Plus: Workforce restructuring expense	1,021	5,933
Plus: Advisory fees related to activism defense	16,611	45,778
Plus: Cash dividend from equity investments for return on capital	8,240	9,093
Plus: Cash reimbursements from spectrum repacking	8,517	26,153
Plus: Net income attributable to redeemable noncontrolling interest	2,135	427
Plus: Reimbursement from Company-owned life insurance policies	1,456	—
Plus (Less): Equity loss (income) in unconsolidated investments, net	14,299	(5,207)
Less: Spectrum repacking reimbursements and other, net	(4,794)	(6,869)
(Less) Plus: Other non-operating items, net	(6,481)	27,640
Less: Syndicated programming payments	(148,229)	(145,058)
Less: Income tax payments, net of refunds	(343,503)	(230,749)
Less: Pension contributions	(10,140)	(24,158)
Less: Interest payments	(364,856)	(391,913)
Less: Purchases of property and equipment	(107,361)	(123,792)
Free cash flow (non-GAAP basis)	$1,424,152	$1,207,280

Revenue	$6,226,061	$5,643,551
Free cash flow as a % of Revenue	22.9%	21.4%

Our free cash flow, a non-GAAP performance measure, was $1.42 billion and $1.21 billion for the two-year periods ended June 30, 2022 and 2021, respectively. The increase in free cash flow is primarily due to increases in subscription and political revenues.

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

We paid dividends totaling $42.3 million in first six months of 2022 and $36.4 million in first six months of 2021. We expect to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement.

As of June 30, 2022, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement, was 2.64x, below the permitted leverage ratio of less than 5.0x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

As of June 30, 2022, our total debt was $3.07 billion, cash and cash equivalents totaled $200.8 million, and we had unused borrowing capacity of $1.49 billion under our revolving credit facility. Our debt consists of unsecured notes which have fixed interest rates.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2021 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our recurring contractual commitments, debt service obligations, capital expenditure requirements, and other working capital needs for the next twelve months and beyond.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2022	2021

Balance of cash and cash equivalents beginning of the period	$56,989	$40,968

Operating activities:
Net income	266,227	219,686
Depreciation, amortization and other non-cash adjustments	73,715	92,749
Pension contributions, net of income	(1,070)	(8,781)
Decrease (increase) in trade receivables	25,263	(37,207)
Increase (decrease) in interest and taxes payable	9,615	(52,483)
Other, net	17,637	(17,471)
Cash flow from operating activities	391,387	196,493

Investing activities:
Payments for acquisitions of businesses and other assets, net of cash acquired	—	(13,341)
All other investing activities	(23,819)	(20,911)
Cash flow used for investing activities	(23,819)	(34,252)

Cash flow used for financing activities	(223,787)	(145,947)
Increase in cash and cash equivalents	143,781	16,294
Balance of cash and cash equivalents end of the period	$200,770	$57,262

Operating activities - Cash flow from operating activities was $391.4 million for the six months ended June 30, 2022, compared to $196.5 million for the same period in 2021. Driving the increase in operating cash flow was a favorable change in accounts receivable of $62.5 million, primarily due to timing of cash payments related to AMS revenue and an increase in subscription revenue. Operating cash flow was also positively impacted by an increase in political revenue of $49.8 million in the first six months of 2022 as compared to 2021 (political revenue is paid upfront and provides an immediate benefit to cash flow from operating activities). Also contributing to the increase was a favorable change in accounts payable of $34.1 million in the first six months of 2022 as compared to the same period in 2021, due to timing of payments. Lastly, tax payments declined $37.7 million due to the absence of elevated tax payments made in arrears in 2021 related to the strong political-driven record results achieved in fourth quarter of 2020.

Investing activities - Cash flow used for investing activities was $23.8 million for the six months ended June 30, 2022, compared to $34.3 million for the same period in 2021. The decrease of $10.5 million was primary due to $13.3 million being invested on an acquisition in 2021 and an absence of acquisitions in 2022. Also contributing to the decrease was a decrease in capital expenditures of $4.5 million.

Financing activities - Cash flow used for financing activities was $223.8 million for the six months ended June 30, 2022, compared to $145.9 million for the same period in 2021. The change was primarily due to our revolving credit facility which had net repayments of $166.0 million in the first six months of 2022 as compared to net repayments of $99.0 million in the first six months of 2021.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described within Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Reports on Form 10-Q, including following: (1) the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving the parties that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction, (2) risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals), and the related transactions involving the parties, in the anticipated timeframe or at all, (3) the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock, (4) disruption from the proposed transaction could make it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company’s customers, vendors and others with whom it does business, (5) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving the parties, (6) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed transaction, (7) significant transaction costs, (8) the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future, (9) other business effects, including the effects of industry, market, economic, political or regulatory conditions, (10) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity, malware or ransomware attacks, and (11) changes resulting from the COVID-19 pandemic (including the effect of COVID-19 on the Company’s revenues, particularly our non-political advertising revenues), which could exacerbate any of the risks described above. Potential regulatory actions, changes in consumer behaviors and impacts on and modifications to our operations and business relating thereto and our ability to execute on our standalone plan can also cause actual results to differ materially. We are not responsible for updating the information contained in this Quarterly Report on Form 10-Q beyond the published date.

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

As of June 30, 2022, approximately $3.09 billion of our debt has a fixed interest rate (which represents 100% of our total principal debt obligation). The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.00 billion as of June 30, 2022 and $3.40 billion as of December 31, 2021.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2022, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. No shares were repurchased during the six months ended June 30, 2022. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

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

Date: August 8, 2022	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)