Form 10-Q
period 2022-09-30
TEGNA INC
filed 2022-11-09
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 31, 2022 was 223,293,327.

INDEX TO TEGNA INC.
September 30, 2022 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Sept. 30, 2022	Dec. 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$376,641	$56,989
Accounts receivable, net of allowances of $5,154 and $4,371, respectively	589,510	642,280
Other receivables	9,447	15,496
Syndicated programming rights	55,759	53,100
Prepaid expenses and other current assets	39,694	19,724
Total current assets	1,071,051	787,589
Property and equipment
Cost	1,055,616	1,053,851
Less accumulated depreciation	(599,102)	(586,656)
Net property and equipment	456,514	467,195
Intangible and other assets
Goodwill	2,981,587	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $333,157 and $298,593, respectively	2,396,536	2,441,488
Right-of-use assets for operating leases	81,385	87,279
Investments and other assets	137,059	152,508
Total intangible and other assets	5,596,567	5,662,862
Total assets	$7,124,132	$6,917,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Sept. 30, 2022	Dec. 31, 2021

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$83,813	$72,996
Accrued liabilities
Compensation	53,736	55,179
Interest	12,441	45,905
Contracts payable for programming rights	131,454	98,534
Other	109,598	91,098
Income taxes payable	3,989	11,420
Total current liabilities	395,031	375,132
Noncurrent liabilities
Deferred income tax liability	555,455	548,374
Long-term debt	3,068,446	3,231,970
Pension liabilities	53,073	58,063
Operating lease liabilities	82,387	88,970
Other noncurrent liabilities	74,393	79,102
Total noncurrent liabilities	3,833,754	4,006,479
Total liabilities	4,228,785	4,381,611

Commitments and contingent liabilities (see Note 9)

Redeemable noncontrolling interest (see Note 1)	17,092	16,129

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	7,704,358	7,459,380
Accumulated other comprehensive loss	(110,262)	(97,216)
Less treasury stock at cost, 101,191,494 shares and 103,012,455 shares, respectively	(5,068,201)	(5,194,618)
Total equity	2,878,255	2,519,906
Total liabilities, redeemable noncontrolling interest and equity	$7,124,132	$6,917,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021

Revenues	$803,111	$756,487	$2,362,115	$2,216,446

Operating expenses:
Cost of revenues[1]	428,891	399,751	1,260,576	1,191,561
Business units - Selling, general and administrative expenses	98,582	100,425	300,136	286,700
Corporate - General and administrative expenses	13,367	11,891	48,299	51,944
Depreciation	15,219	16,792	46,058	48,526
Amortization of intangible assets	14,953	15,774	44,952	47,307
Spectrum repacking reimbursements and other, net	(159)	504	(322)	(2,394)
Total	570,853	545,137	1,699,699	1,623,644
Operating income	232,258	211,350	662,416	592,802

Non-operating (expense) income:
Equity loss in unconsolidated investments, net	(178)	(1,790)	(4,225)	(5,716)
Interest expense	(43,406)	(46,477)	(129,976)	(139,571)
Other non-operating items, net	1,310	2,486	16,764	4,340
Total	(42,274)	(45,781)	(117,437)	(140,947)

Income before income taxes	189,984	165,569	544,979	451,855
Provision for income taxes	43,827	36,870	132,595	103,470
Net Income	146,157	128,699	412,384	348,385
Net income attributable to redeemable noncontrolling interest	(92)	(419)	(516)	(861)
Net income attributable to TEGNA Inc.	$146,065	$128,280	$411,868	$347,524

Earnings per share:
Basic	$0.65	$0.58	$1.84	$1.57
Diluted	$0.65	$0.58	$1.83	$1.56

Weighted average number of common shares outstanding:
Basic shares	223,968	221,805	223,456	221,314
Diluted shares	224,921	222,799	224,221	222,172

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021

Net income	$146,157	$128,699	$412,384	$348,385
Other comprehensive income, before tax:
Foreign currency translation adjustments	—	(53)	142	698
Pension and other post retirement benefit items
Recognition of previously deferred post-retirement benefit plan costs	1,031	1,290	3,092	3,869
Pension payment timing related charge	—	946	—	946
Pension and other postretirement benefit items	1,031	2,236	3,092	4,815
Unrealized gain on available-for-sale investment during the period	—	54,354	—	54,354
Realized gain on available-for-sale investment during the period	—	—	(20,800)	—
Other comprehensive income (loss), before tax	1,031	56,537	(17,566)	59,867
Income tax effect related to components of other comprehensive income	(265)	(14,626)	4,520	(15,484)
Other comprehensive income (loss), net of tax	766	41,911	(13,046)	44,383
Comprehensive income	146,923	170,610	399,338	392,768
Comprehensive income attributable to redeemable noncontrolling interest	(92)	(419)	(516)	(861)
Comprehensive income attributable to TEGNA Inc.	$146,831	$170,191	$398,822	$391,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2022	2021

Cash flows from operating activities:
Net income	$412,384	$348,385
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	91,010	95,833
Stock-based compensation	23,625	23,137
Company stock 401(k) contribution	14,343	13,575
Gains on assets, net	(18,308)	—
Equity losses from unconsolidated investments, net	4,225	5,716
Pension contributions including income, net of expense	(1,697)	(14,821)
Change in other assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	51,986	(49,687)
Increase (decrease) in accounts payable	10,817	(11,716)
Decrease in interest and taxes payable, net	(23,104)	(76,372)
Increase in deferred revenue	22,181	1,784
Change in other assets and liabilities, net	13,243	6,770
Net cash flow from operating activities	600,705	342,604
Cash flows from investing activities:
Purchase of property and equipment	(35,527)	(39,418)
Reimbursements from spectrum repacking	322	5,030
Payments for acquisitions of businesses	—	(13,335)
Purchases of investments	(4,715)	(1,023)
Proceeds from investments	3,451	3,094
Proceeds from sale of assets	407	296
Net cash flow used for investing activities	(36,062)	(45,356)
Cash flows from financing activities:
Payments under revolving credit facilities, net	(166,000)	(219,000)
Dividends paid	(63,533)	(57,435)
Other, net	(15,458)	(10,567)
Net cash flow used for financing activities	(244,991)	(287,002)
Increase in cash	319,652	10,246
Balance of cash, beginning of period	56,989	40,968
Balance of cash, end of period	$376,641	$51,214

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$124,206	$146,600
Cash paid for interest	$158,293	$165,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at June 30, 2022	$16,765	$324,419	$27,941	$7,583,436	$(111,028)	$(5,083,045)	$2,741,723
Net income	92	—	—	146,065	—	—	146,065
Other comprehensive income, net of tax	—	—	—	—	766	—	766
Total comprehensive income							146,831
Dividends declared: $0.095 per share	—	—	—	(21,203)	—	—	(21,203)
Company stock 401(k) contribution	—	—	(6,328)	(3,486)	—	14,229	4,415
Stock-based awards activity	—	—	(397)	(219)	—	615	(1)
Stock-based compensation	—	—	6,416	—	—	—	6,416
Adjustment of redeemable noncontrolling interest to redemption value	235	—	—	(235)	—	—	(235)
Other activity	—	—	309	—	—	—	309
Balance at Sept. 30, 2022	$17,092	$324,419	$27,941	$7,704,358	$(110,262)	$(5,068,201)	$2,878,255

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at June 30, 2021	$15,523	$324,419	$27,941	$7,249,257	$(118,604)	$(5,224,057)	$2,258,956
Net income	419	—	—	128,280	—	—	128,280
Other comprehensive income, net of tax	—	—	—	—	41,911	—	41,911
Total comprehensive income							170,191
Dividends declared: $0.095 per share	—	—	—	(21,008)	—	—	(21,008)
Company stock 401(k) contribution	—	—	(6,763)	(5,219)	—	16,173	4,191
Stock-based awards activity	—	—	(545)	—	—	498	(47)
Stock-based compensation	—	—	6,965	—	—	—	6,965
Adjustment of redeemable noncontrolling interest to redemption value	(116)	—	—	116	—	—	116
Other activity	—	—	343	—	—	—	343
Balance at Sept. 30, 2021	$15,826	$324,419	$27,941	$7,351,426	$(76,693)	$(5,207,386)	$2,419,707

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Nine months ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906
Net income	516	—	—	411,868	—	—	411,868
Other comprehensive income, net of tax	—	—	—	—	(13,046)	—	(13,046)
Total comprehensive income							398,822
Dividends declared: $0.285 per share	—	—	—	(63,533)	—	—	(63,533)
Company stock 401(k) contribution	—	—	(12,655)	(19,571)	—	46,569	14,343
Stock-based awards activity	—	—	(11,967)	(83,339)	—	79,848	(15,458)
Stock-based compensation	—	—	23,625	—	—	—	23,625
Adjustment of redeemable noncontrolling interest to redemption value	447	—	—	(447)	—	—	(447)
Other activity	—	—	997	—	—	—	997
Balance at Sept. 30, 2022	$17,092	$324,419	$27,941	$7,704,358	$(110,262)	$(5,068,201)	$2,878,255

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net income	861	—	—	347,524	—	—	347,524
Other comprehensive income, net of tax	—	—	—	—	44,383	—	44,383
Total comprehensive income							391,907
Dividends declared: $0.26 per share	—	—	—	(57,435)	—	—	(57,435)
Company stock 401(k) contribution	—	—	(24,437)	(14,271)	—	52,283	13,575
Stock-based awards activity	—	—	(85,054)	—	—	74,486	(10,568)
Stock-based compensation	—	—	23,137	—	—	—	23,137
Adjustment of redeemable noncontrolling interest to redemption value	32	—	—	(32)	—	—	(32)
Other activity	—	—	1,028	—	—	—	1,028
Balance at Sept. 30, 2021	$15,826	$324,419	$27,941	$7,351,426	$(76,693)	$(5,207,386)	$2,419,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation, merger agreement and accounting policies

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

The Merger is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals, and is still expected to close in the second half of 2022.

Accounting guidance adopted in 2022: We did not adopt any new accounting guidance in 2022 that had a material impact on our consolidated financial statements or disclosures.

New accounting guidance not yet adopted: There is currently no pending accounting guidance that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of September 30, 2022, our allowance for doubtful accounts was $5.2 million as compared to $4.4 million as of December 31, 2021.

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

Revenue earned by these sources in the third quarter and first nine months of 2022 and 2021 are shown below (amounts in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021

Subscription	$377,368	$368,672	$1,158,101	$1,130,490
Advertising & Marketing Services	320,764	364,234	1,010,490	1,027,957
Political	92,904	15,010	161,727	34,019
Other	12,075	8,571	31,797	23,980
Total revenues	$803,111	$756,487	$2,362,115	$2,216,446

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2022 and December 31, 2021 (in thousands):

	Sept. 30, 2022		Dec. 31, 2021
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,981,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,123,898	—	2,123,898	—
Amortizable intangible assets:
Retransmission agreements	224,827	(178,149)	235,215	(168,439)
Network affiliation agreements	309,503	(115,547)	309,503	(97,195)
Other	71,465	(39,461)	71,465	(32,959)
Total indefinite-lived and amortizable intangible assets	$2,729,693	$(333,157)	$2,740,081	$(298,593)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives. In the third quarter of 2022, gross retransmission agreement intangible assets and associated accumulated amortization decreased by $10.4 million due to certain retransmission intangible assets reaching the end of their useful lives.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	Sept. 30, 2022	Dec. 31, 2021

Cash value insurance	$48,487	$53,189
Available-for-sale debt security	—	23,800
Equity method investments	16,973	21,986
Other equity investments	20,158	20,331
Deferred debt issuance costs	3,133	5,805
Long-term contract assets	18,981	—
Other long-term assets	29,327	27,397
Total	$137,059	$152,508

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

Long-term contract assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security and an asset representing the long-term portion of a contract asset that was recognized as a result of the $20.8 million gain discussed above related to favorable rates obtained on recent commercial agreements with Madhive. This gain resulted in a contract asset which was recognized in January 2022 and is being amortized over two years (through December 2023). See Note 9 for additional details.
NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Sept. 30, 2022	Dec. 31, 2021

Borrowings under revolving credit agreement expiring August 2024	$—	$166,000
Unsecured notes bearing fixed rate interest at 4.75% due March 2026	550,000	550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,256,000
Debt issuance costs	(28,072)	(31,378)
Unamortized premiums	6,518	7,348
Total long-term debt	$3,068,446	$3,231,970

As of September 30, 2022, cash and cash equivalents totaled $376.6 million and we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below primarily includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of September 30, 2022, were $59.1 million, of which $6.0 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021

Service cost-benefits earned during the period	$—	$1	$—	$2
Interest cost on benefit obligation	4,270	3,969	12,811	11,907
Expected return on plan assets	(4,876)	(8,670)	(14,627)	(26,010)
Amortization of prior service (credit) cost	(119)	23	(361)	68
Amortization of actuarial loss	1,150	1,223	3,452	3,669
Pension payment timing related charge	—	946	—	946
Expense (income) from company-sponsored retirement plans	$425	$(2,508)	$1,275	$(9,418)

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

During the nine months ended September 30, 2022 and 2021, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $2.9 million and $5.3 million during the nine months ended September 30, 2022 and 2021, respectively. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2022 (as none are required based on our current funding levels). We expect to make additional cash payments of $2.5 million to our SERP participants during the remainder of 2022.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Quarters ended:
Balance at June 30, 2022	$(111,560)	$532	$—	$(111,028)
Amounts reclassified from AOCL	766	—	—	766
Total other comprehensive income	766	—	—	766
Balance at Sept. 30, 2022	$(110,794)	$532	$—	$(110,262)

Balance at June 30, 2021	$(119,065)	$461	$—	$(118,604)
Other comprehensive loss before reclassifications	—	(39)	40,293	40,254
Amounts reclassified from AOCL	1,657	—	—	1,657
Total other comprehensive income	1,657	(39)	40,293	41,911
Balance at Sept. 30, 2021	$(117,408)	$422	$40,293	$(76,693)

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Nine months ended:
Balance at Dec. 31, 2021	$(113,090)	$455	$15,419	$(97,216)
Other comprehensive income before reclassifications	—	77	—	77
Amounts reclassified from AOCL	2,296	—	(15,419)	(13,123)
Total other comprehensive income (loss)	2,296	77	(15,419)	(13,046)
Balance at Sept. 30, 2022	$(110,794)	$532	$—	$(110,262)

Balance at Dec. 31, 2020	$(120,979)	$(97)	$—	$(121,076)
Other comprehensive income before reclassifications	—	519	40,293	40,812
Amounts reclassified from AOCL	3,571	—	—	3,571
Total other comprehensive income	3,571	519	40,293	44,383
Balance at Sept. 30, 2021	$(117,408)	$422	$40,293	$(76,693)

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021

Amortization of prior service credit, net	$(106)	$(120)	$(354)	$(361)
Amortization of actuarial loss	1,137	1,410	3,446	4,230
Pension payment timing related charge	—	946	—	946
Realized gain on available-for-sale investment	—	—	(20,800)	—
Total reclassifications, before tax	1,031	2,236	(17,708)	4,815
Income tax effect	(265)	(579)	4,585	(1,244)
Total reclassifications, net of tax	$766	$1,657	$(13,123)	$3,571

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021

Net Income	$146,157	$128,699	$412,384	$348,385
Net income attributable to the noncontrolling interest	(92)	(419)	(516)	(861)
Adjustment of redeemable noncontrolling interest to redemption value	(235)	116	(447)	(32)
Earnings available to common shareholders	$145,830	$128,396	$411,421	$347,492

Weighted average number of common shares outstanding - basic	223,968	221,805	223,456	221,314
Effect of dilutive securities:
Restricted stock units	621	749	469	626
Performance shares	332	245	296	231
Stock options	—	—	—	1
Weighted average number of common shares outstanding - diluted	224,921	222,799	224,221	222,172

Earnings per share - basic	$0.65	$0.58	$1.84	$1.57
Earnings per share - diluted	$0.65	$0.58	$1.83	$1.56

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

In the first quarter of 2022, we recorded a $2.5 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value of one of our investments. The fair value was determined using a market approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement. We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.88 billion at September 30, 2022, and $3.40 billion at December 31, 2021.

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

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the DOJ in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. On November 6, 2020, the court denied the motion to dismiss. On March 16, 2022, the plaintiffs filed a third amended complaint, which, among other things, added ShareBuilders, Inc., as a named defendant. ShareBuilders filed a motion to dismiss on April 15, 2022, which was granted by the court without prejudice on August 29, 2022. TEGNA has filed its answer to the third amended complaint denying any violation of law and asserting various affirmation defenses. We believe that the claims asserted in the Advertising Cases are without merit, and intend to defend ourselves vigorously against them.

Litigation Relating to the Merger

As of November 9, 2022, seven lawsuits have been filed by purported TEGNA stockholders in connection with the Merger. The lawsuits have been filed against TEGNA and the current members of the Board of Directors of TEGNA (the Board of Directors). The complaints generally allege that the preliminary proxy statement filed by TEGNA with the SEC on March 25, 2022 in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. Plaintiffs in the complaints generally seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ fees. As of November 9, 2022, all but one of those lawsuits have been voluntarily dismissed.

In addition, as of November 9, 2022, TEGNA received four demand letters from purported TEGNA shareholders in connection with TEGNA’s filing of a definitive proxy statement with the SEC on April 13, 2022 relating to the Merger (the “definitive proxy statement”). Each letter alleged deficiencies in the definitive proxy statement that were similar to the deficiencies alleged in the complaints referenced above.

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

Related Party Transactions

We have an equity investment in MadHive which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the third quarter and first nine months of 2022, we incurred expenses of $30.4 million and $86.3 million, respectively, as a result of the commercial agreement with MadHive. In the third quarter and first nine months of 2021, we incurred expenses of $19.7 million and $62.1 million, respectively, as a result of the commercial agreement with MadHive. As of September 30, 2022, and December 31, 2021 we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $19.4 million and $8.9 million, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative media company serving the greater good of our communities. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing services. With 64 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of all U.S. television households. We also own leading multicast networks True Crime Network, Twist and Quest. Each television station also has a robust digital presence across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume news content. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital and over-the-top (OTT) platforms, including Premion, our OTT advertising network.

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

Merger Agreement

On February 22, 2022, we entered into the Merger Agreement with Parent, Merger Sub, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General and CMG, and certain of its subsidiaries. We still expect the closing of the transaction, which is subject to regulatory approvals, and other customary closing conditions, to occur in the second half of 2022. See Notes 1 and 9 to the condensed consolidated financial statements for further information about the Merger Agreement, the pending Merger and related matters.

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

Our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year political election cycles). As such, in addition to prior year comparisons, our management team and Board of Directors also review quarterly and year-to-date operating results compared to the same periods two years ago (e.g., 2022 vs. 2020). We believe these additional comparisons provide useful information to investors and therefore, have supplemented our prior year comparisons of consolidated results with comparisons against third quarter and nine months ended September 30, 2020 results (through operating income).

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Sept. 30,					Nine months ended Sept. 30,
	2022	2021	Change from 2021	2020	Change from 2020	2022	2021	Change from 2021	2020	Change from 2020

Revenues	$803,111	$756,487	6%	$738,389	9%	$2,362,115	$2,216,446	7%	$2,000,205	18%

Operating expenses:
Cost of revenues	428,891	399,751	7%	379,185	13%	1,260,576	1,191,561	6%	1,103,920	14%
Business units - Selling, general and administrative expenses	98,582	100,425	(2%)	89,943	10%	300,136	286,700	5%	267,919	12%
Corporate - General and administrative expenses	13,367	11,891	12%	11,263	19%	48,299	51,944	(7%)	61,289	(21%)
Depreciation	15,219	16,792	(9%)	16,086	(5%)	46,058	48,526	(5%)	49,697	(7%)
Amortization of intangible assets	14,953	15,774	(5%)	17,113	(13%)	44,952	47,307	(5%)	50,577	(11%)
Spectrum repacking reimbursements and other, net	(159)	504	***	(2,902)	(95%)	(322)	(2,394)	(87%)	(10,533)	(97%)
Total operating expenses	$570,853	$545,137	5%	$510,688	12%	$1,699,699	$1,623,644	5%	$1,522,869	12%

Total operating income	$232,258	$211,350	10%	$227,701	2%	$662,416	$592,802	12%	$477,336	39%

Non-operating expenses	(42,274)	(45,781)	(8%)	(53,464)	(21%)	(117,437)	(140,947)	(17%)	(169,596)	(31%)
Provision for income taxes	43,827	36,870	19%	41,967	4%	132,595	103,470	28%	69,699	90%
Net income	146,157	128,699	14%	132,270	10%	412,384	348,385	18%	238,041	73%
Net (income) loss attributable to redeemable noncontrolling interest	(92)	(419)	(78%)	(51)	80%	(516)	(861)	(40%)	433	***
Net income attributable to TEGNA Inc.	$146,065	$128,280	14%	$132,219	10%	$411,868	$347,524	19%	$238,474	73%

Earnings per share - basic	$0.65	$0.58	12%	$0.60	8%	$1.84	$1.57	17%	$1.08	70%
Earnings per share - diluted	$0.65	$0.58	12%	$0.60	8%	$1.83	$1.56	17%	$1.08	69%

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Sept. 30,					Nine months ended Sept. 30,
	2022	2021	Change from 2021	2020	Change from 2020	2022	2021	Change from 2021	2020	Change from 2020

Subscription	$377,368	$368,672	2%	$316,677	19%	$1,158,101	$1,130,490	2%	$972,954	19%
Advertising & Marketing Services	320,764	364,234	(12)%	298,605	7%	1,010,490	1,027,957	(2)%	822,841	23%
Political	92,904	15,010	***	116,494	(20)%	161,727	34,019	***	181,425	(11)%
Other	12,075	8,571	41%	6,613	83%	31,797	23,980	33%	22,985	38%
Total revenues	$803,111	$756,487	6%	$738,389	9%	$2,362,115	$2,216,446	7%	$2,000,205	18%

*** Not meaningful

2022 vs. 2021

Total revenues increased $46.6 million in the third quarter of 2022 and $145.7 million in the first nine months of 2022 compared to the same periods in 2021. The net increases were primarily due to growth in political revenue ($77.9 million third quarter, $127.7 million first nine months) due to contested primaries and the run up to the mid-term elections which will occur in the fourth quarter. Also contributing to the increase was growth in subscription revenue ($8.7 million third quarter, $27.6 million first nine months) primarily due to annual rate increases under existing agreements, partially offset by declines in subscribers. Partially offsetting these increases was a decline in AMS revenue ($43.5 million third quarter, $17.5 million first nine months). The decline in third quarter revenue was partially due to the crowd out effect of political revenue as well as the absence of last year’s Olympics. Additionally, macroeconomic headwinds negatively impacted AMS revenue in both current year periods.

2022 vs. 2020

Total revenues increased $64.7 million in the third quarter of 2022 and $361.9 million in the first nine months of 2022 compared to the same periods in 2020. The net increases were primarily due to growth in subscription revenue ($60.7 million third quarter, $185.1 million first nine months) mainly due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers. Also contributing was growth in AMS revenue ($22.2 million third quarter, $187.6 million first nine months) reflecting higher demand for advertising despite current macroeconomic headwinds in 2022 (as fiscal year 2020 was adversely impacted by reduced demand due to the COVID-19 pandemic). These increases were partially offset by a decrease in political revenue ($23.6 million third quarter, $19.7 million first nine months) primarily due to 2020 being a presidential election year.

Cost of revenues

2022 vs. 2021

Cost of revenues increased $29.1 million in the third quarter of 2022 and $69.0 million in the first nine months of 2022 compared to the same periods in 2021. The increases were partially due to higher digital expenses ($14.7 million third quarter, $26.4 million first nine months) driven by growth in Premion. Growth in programming costs ($11.8 million third quarter, $34.2 million first nine months) driven by rate increases under existing affiliation agreements also contributed to the increases.

2022 vs. 2020

Cost of revenues increased $49.7 million in the third quarter of 2022 and $156.7 million in the first nine months of 2022 compared to the same periods in 2020. The increases were partially due to growth in programming costs ($30.9 million third quarter, $94.9 million first nine months) driven by rate increases under existing and newly renegotiated affiliation agreements and growth in subscription revenue (certain programming costs are linked to such revenues). Higher digital expenses ($9.9 million third quarter, $40.4 million first nine months) driven by growth in Premion also contributed to the increases.

Business units - Selling, general and administrative expenses

2022 vs. 2021

Business unit selling, general and administrative expenses decreased $1.8 million in the third quarter of 2022 and increased $13.4 million in the first nine months of 2022 compared to the same periods in 2021. The decrease for the quarter was primarily due to a $3.0 million decline in professional fees. This decline was partially offset by the absence in 2022 of a $0.7 million reduction in bad debt expense that occurred in 2021 which was primarily attributable to improved collection trends. The increase in the first nine months was primarily due to a $13.7 million increase in sales commissions and payroll costs driven by growth in digital revenue. Also contributing to the increase was a $2.6 million absence in 2022 of a reduction in bad debt expense primarily attributed to improved collection trends which occurred in 2021. These increases were partially offset by an $8.8 million decline in professional fees.

2022 vs. 2020

Business unit SG&A expenses increased $8.6 million in the third quarter of 2022 and $32.2 million in the first nine months of 2022 compared to the same periods in 2020. The increases were primarily due to higher sales commissions and payroll costs (together, $8.7 million third quarter, $26.9 million first nine months) driven by growth in AMS revenue.

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

2022 vs. 2021

Corporate general and administrative expenses increased $1.5 million in the third quarter of 2022 and decreased $3.6 million in the first nine months of 2022 compared to the same periods in 2021. The increase for the quarter was primarily driven by $3.7 million M&A-related costs mainly incurred in support of the regulatory review of the Merger. The decrease for the first nine months was primarily driven by the absence in 2022 of $16.6 million of advisory fees incurred in 2021 related to activism defense and a $3.5 million decline in professional fees, partially offset by $18.1 million of M&A-related costs incurred in 2022.

2022 vs. 2020

Corporate general and administrative expenses increased $2.1 million in the third quarter of 2022 and decreased $13.0 million in the first nine months of 2022 compared to the same periods in 2020. The increase for the quarter was primarily driven by $3.7 million of M&A-related costs incurred in support of the regulatory review of the Merger. The decrease for the first nine months was primarily driven by the absence in 2022 of $23.1 million of advisory fees and $4.6 million of M&A due diligence costs incurred in 2020, partially offset by $18.1 million of M&A-related costs incurred in 2022.

Depreciation

2022 vs. 2021

Depreciation expense decreased by $1.6 million in the third quarter of 2022 and $2.5 million in the first nine months of 2022 compared to the same periods in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives.

2022 vs. 2020

Depreciation expense decreased by $0.9 million in the third quarter of 2022 and $3.6 million in the first nine months of 2022 compared to the same periods in 2020. The decreases were due to certain assets reaching the end of their assumed useful lives.

Amortization of intangible assets

2022 vs. 2021

Amortization expense decreased $0.8 million in the third quarter of 2022 and $2.4 million in the first nine months of 2022 compared to the same periods in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2022 vs. 2020

Amortization expense decreased $2.2 million in the third quarter of 2022 and $5.6 million in the first nine months of 2022 compared to the same periods in 2020. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Spectrum repacking reimbursements and other, net

2022 vs. 2021

Spectrum repacking reimbursements and other net gains were $0.2 million in the third quarter of 2022 compared to net losses of $0.5 million in the same period in 2021 and net gains of $0.3 million in the first nine months of 2022 compared to $2.4 million in the same period in 2021. The 2022 activity is related to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking. The 2021 activity is primarily related to reimbursements from spectrum repacking ($0.6 million third quarter, $5.0 million first nine months), partially offset by a $1.5 million contract termination fee which was incurred in the second quarter of 2021 and a $1.1 million write off of certain assets which impacted both prior year periods.

2022 vs. 2020

Spectrum repacking reimbursements and other net gains were $0.2 million in the third quarter of 2022 compared to net gains of $2.9 million in the same period in 2020 and $0.3 million in the first nine months of 2022 compared to $10.5 million in the same period in 2020. The 2022 activity consists of the reimbursements discussed above. The 2020 activity primarily consists of reimbursements received from the FCC for required spectrum repacking ($2.9 million third quarter, $12.7 million first nine months), partially offset by $2.1 million impairment charge which occurred in the second quarter of 2020 due to the retirement of a brand name.

Operating income

2022 vs. 2021

Operating income increased $20.9 million in the third quarter of 2022 and $69.6 million in the first nine months of 2022 compared to the same periods in 2021. The increases were driven by the changes in revenue and expenses discussed above, most notably the increase in political revenue.

2022 vs. 2020

Operating income increased $4.6 million in the third quarter of 2022 and $185.1 million in the first nine months of 2022 compared to the same periods in 2020. The increases were driven by the changes in revenue and expenses discussed above, most notably the increases in subscription and AMS revenues as well as programming expense.

Non-operating (expense) income

Non-operating expenses decreased $3.5 million in the third quarter of 2022 compared to the same period in 2021. This decrease was primarily due to a $3.1 million decrease in interest expense driven by lower average outstanding debt partially offset by a higher weighted average interest rate. Total average outstanding debt was $3.09 billion for the third quarter of 2022, compared to $3.37 billion in the same period of 2021. The weighted average interest rate on outstanding debt was 5.27% for the third quarter of 2022, compared to 5.18% in the same period of 2021.

In the first nine months of 2022, non-operating expenses decreased $23.5 million compared to the same period in 2021. This decrease was primarily due to a $20.8 million gain recognized on our available for sale investment in MadHive (see Note 3 to the condensed consolidated financial statements). Further, interest expense decreased $9.6 million driven by lower average outstanding debt partially offset by a higher weighted average interest rate. The average debt outstanding was $3.12 billion for the first nine months of 2022, compared to $3.46 billion in the same period of 2021. The weighted average interest rate on outstanding debt was 5.25% for the first nine months of 2022, compared to 5.13% in the same period of 2021.

Provision for income taxes

Income tax expense increased $7.0 million in the third quarter of 2022 compared to the same period in 2021. Income tax expense increased $29.1 million in the first nine months of 2022 compared to the same period in 2021. The increases were primarily due to increases in net income before tax. Our effective income tax rate was 23.1% for the third quarter of 2022, compared to 22.3% for the third quarter of 2021. The tax rate for the third quarter of 2022 is higher than the comparable rate in 2021 primarily due to discrete tax benefits realized related to a previously-disposed business in 2021 and nondeductible M&A-related transaction costs incurred. Our effective income tax rate was 24.4% for the first nine months of 2022, compared to 22.9% for the same period in 2021. The tax rate for the first nine months of 2022 is higher than the comparable amount in 2021 primarily due to a valuation allowance recorded on a minority investment, nondeductible M&A-related transaction costs incurred, and net deferred tax benefits as a result of state tax planning strategies implemented in 2021. Partially offsetting the increase were tax benefits from the utilization of capital loss carryforwards in connection with certain transactions and the release of the associated valuation allowance.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $146.1 million, or $0.65 per diluted share, in the third quarter of 2022 compared to $128.3 million, or $0.58 per diluted share, during the same period in 2021. For the first nine months of 2022, net income attributable to TEGNA Inc. was $411.9 million, or $1.83 per diluted share, compared to $347.5 million, or $1.56 per diluted share, for the same period in 2021. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the third quarter of 2022 and 2021 were 224.9 million and 222.8 million, respectively. The weighted average number of diluted shares outstanding in the first nine months of 2022 and 2021 was 224.2 million and 222.2 million, respectively.

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

Quarter and nine months ended September 30, 2022:

•Spectrum repacking reimbursements and other, net consisting of gains due to reimbursements from the FCC for required spectrum repacking;
•M&A-related costs;
•Other non-operating items consisting of a gain recognized on an available-for-sale investment and an impairment charge related to another investment; and
•Tax expense, net, associated with establishing a valuation allowance on a deferred tax asset related to an equity method investment.

Quarter and nine months ended September 30, 2021:

•Spectrum repacking reimbursements and other, net consisting of gains due to reimbursements from the FCC for required spectrum repacking, a contract termination fee, and the write off of certain fixed assets;
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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended Sept. 30, 2022	GAAP measure	M&A-related costs	Spectrum repacking reimbursements and other	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$13,367	$(3,701)	$—	$—	$9,666
Spectrum repacking reimbursements and other, net	(159)	—	159	—	—
Operating expenses	570,853	(3,701)	159	—	567,311
Operating income	232,258	3,701	(159)	—	235,800
Income before income taxes	189,984	3,701	(159)	—	193,526
Provision for income taxes	43,827	47	(37)	2,588	46,425
Net income attributable to TEGNA Inc.	146,065	3,654	(122)	(2,588)	147,009
Earnings per share - diluted (a)	$0.65	$0.02	$—	$(0.01)	$0.65

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended Sept. 30, 2021	GAAP measure	Spectrum repacking reimbursements and other	Other non-operating items	Special tax items	Non-GAAP measure

Spectrum repacking reimbursements and other, net	$504	$(504)	$—	$—	$—
Operating expenses	545,137	(504)	—	—	544,633
Operating income	211,350	504	—	—	211,854
Other non-operating items, net	2,486	—	(1,941)	—	545
Income before income taxes	165,569	504	(1,941)	—	164,132
Provision for income taxes	36,870	115	(502)	4,347	40,830
Net income attributable to TEGNA Inc.	128,280	389	(1,439)	(4,347)	122,883
Earnings per share - diluted	$0.58	$—	$(0.01)	$(0.02)	$0.55

		Special Items
Nine months ended Sept. 30, 2022	GAAP measure	M&A-related costs	Spectrum repacking reimbursements and other	Other non-operating items	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$48,299	$(18,147)	$—	$—	$—	$30,152
Spectrum repacking reimbursements and other, net	(322)	—	322	—	—	—
Operating expenses	1,699,699	(18,147)	322	—	—	1,681,874
Operating income	662,416	18,147	(322)	—	—	680,241
Other non-operating items, net	16,764	—	—	(18,308)	—	(1,544)
Total non-operating expenses	(117,437)	—	—	(18,308)	—	(135,745)
Income before income taxes	544,979	18,147	(322)	(18,308)	—	544,496
Provision for income taxes	132,595	85	(78)	168	(4,529)	128,241
Net income attributable to TEGNA Inc.	411,868	18,062	(244)	(18,476)	4,529	415,739
Net income per share-diluted	$1.83	$0.08	$—	$(0.08)	$0.02	$1.85

		Special Items
Nine months ended Sept. 30, 2021	GAAP measure	Advisory fees related to activism defense	Spectrum repacking reimbursements and other	Other non-operating items	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$51,944	$(16,611)	$—	$—	$—	$35,333
Spectrum repacking reimbursements and other, net	(2,394)	—	2,394	—	—	—
Operating expenses	1,623,644	(16,611)	2,394	—	—	1,609,427
Operating income	592,802	16,611	(2,394)	—	—	607,019
Equity income (loss) in unconsolidated investments, net	(5,716)	—	—	—	—	(5,716)
Other non-operating items, net	4,340	—	—	(1,941)	—	2,399
Total non-operating expenses	(140,947)	—	—	(1,941)	—	(142,888)
Income before income taxes	451,855	16,611	(2,394)	(1,941)	—	464,131
Provision for income taxes	103,470	4,291	(626)	(502)	7,144	113,777
Net income attributable to TEGNA Inc.	347,524	12,320	(1,768)	(1,439)	(7,144)	349,493
Net income per share-diluted	$1.56	$0.06	$(0.01)	$(0.01)	$(0.03)	$1.57

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2022	2021	Change	2022	2021	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$146,065	$128,280	14%	$411,868	$347,524	19%
Plus: Net income attributable to redeemable noncontrolling interest	92	419	(78%)	516	861	(40%)
Plus: Provision for income taxes	43,827	36,870	19%	132,595	103,470	28%
Plus: Interest expense	43,406	46,477	(7%)	129,976	139,571	(7%)
Plus: Equity loss in unconsolidated investments, net	178	1,790	(90%)	4,225	5,716	(26%)
Less: Other non-operating items, net	(1,310)	(2,486)	(47%)	(16,764)	(4,340)	***
Operating income (GAAP basis)	232,258	211,350	10%	662,416	592,802	12%
Plus: M&A-related costs	3,701	—	***	18,147	—	***
Plus: Advisory fees related to activism defense	—	—	***	—	16,611	***
Less (Plus): Spectrum repacking reimbursements and other, net	(159)	504	***	(322)	(2,394)	(87%)
Adjusted operating income (non-GAAP basis)	235,800	211,854	11%	680,241	607,019	12%
Plus: Depreciation	15,219	16,792	(9%)	46,058	48,526	(5%)
Plus: Amortization of intangible assets	14,953	15,774	(5%)	44,952	47,307	(5%)
Adjusted EBITDA (non-GAAP basis)	265,972	244,420	9%	771,251	702,852	10%
Corporate - General and administrative expense (non-GAAP basis)	9,666	11,891	(19%)	30,152	35,333	(15%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$275,638	$256,311	8%	$801,403	$738,185	9%

*** Not meaningful

In the third quarter of 2022 Adjusted EBITDA margin was 34% without corporate expense or 33% with corporate expense, compared to third quarter of 2021 Adjusted EBITDA margin of 34% without corporate expense or 32% with corporate expense. For the nine months ended September 30, 2022, Adjusted EBITDA margin was 34% without corporate expense or 33% with corporate expense, compared to nine months ended September 30, 2021 Adjusted EBITDA of 33% without corporate expense or 32% with corporate expense. These margin increases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in political revenue due to the run up to the mid-

term elections and subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements.

Free Cash Flow Reconciliation

Reconciliation from “Net income” to “Free cash flow” follow (in thousands):

	Two-year period ended Sept. 30,
	2022	2021

Net income attributable to TEGNA Inc. (GAAP basis)	$1,133,127	$914,257
Plus: Provision for income taxes	352,670	294,453
Plus: Interest expense	365,187	410,169
Plus: M&A-related costs	21,885	6,252
Plus: Depreciation	128,082	131,100
Plus: Amortization	125,076	132,571
Plus: Stock-based compensation	62,868	49,702
Plus: Company stock 401(k) contribution	34,932	33,116
Plus: Syndicated programming amortization	142,980	141,983
Plus: Workforce restructuring expense	—	5,933
Plus: Advisory fees related to activism defense	16,611	45,778
Plus: Cash dividend from equity investments for return on capital	6,035	9,235
Plus: Cash reimbursements from spectrum repacking	5,774	21,209
Plus: Net income attributable to redeemable noncontrolling interest	2,176	846
Plus: Reimbursement from Company-owned life insurance policies	1,456	530
Plus (Less): Equity loss (income) in unconsolidated investments, net	11,948	(3,908)
Less: Spectrum repacking reimbursements and other, net	(2,051)	(6,285)
(Less) Plus: Other non-operating items, net	(6,830)	24,691
Less: Syndicated programming payments	(146,021)	(147,411)
Less: Income tax payments, net of refunds	(348,387)	(242,077)
Less: Pension contributions	(10,250)	(25,230)
Less: Interest payments	(364,287)	(434,763)
Less: Purchases of property and equipment	(113,519)	(122,042)
Free cash flow (non-GAAP basis)	$1,419,462	$1,240,109

Revenue	$6,290,783	$5,848,181
Free cash flow as a % of Revenue	22.6%	21.2%

Our free cash flow, a non-GAAP performance measure, was $1.42 billion and $1.24 billion for the two-year periods ended September 30, 2022 and 2021, respectively. The increase in free cash flow is primarily due to increases in subscription and political revenues.

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

We paid dividends totaling $63.5 million in first nine months of 2022 and $57.4 million in first nine months of 2021. We expect to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement.

As of September 30, 2022, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement, was 2.47x, below the permitted leverage ratio of less than 4.75x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

As of September 30, 2022, our total debt was $3.07 billion, cash and cash equivalents totaled $376.6 million, and we had unused borrowing capacity of $1.49 billion under our revolving credit facility. Our debt consists of unsecured notes which have fixed interest rates.

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

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2022	2021

Balance of cash and cash equivalents beginning of the period	$56,989	$40,968

Operating activities:
Net income	412,384	348,385
Depreciation, amortization and other non-cash adjustments	114,895	138,261
Pension contributions, net of income	(1,697)	(14,821)
Decrease (increase) in trade receivables	51,986	(49,687)
Decrease in interest and taxes payable	(23,104)	(76,372)
Other, net	46,241	(3,162)
Cash flow from operating activities	600,705	342,604

Investing activities:
Purchase of property and equipment	(35,527)	(39,418)
All other investing activities	(535)	(5,938)
Cash flow used for investing activities	(36,062)	(45,356)

Cash flow used for financing activities	(244,991)	(287,002)
Increase in cash and cash equivalents	319,652	10,246
Balance of cash and cash equivalents end of the period	$376,641	$51,214

Operating activities - Cash flow from operating activities was $600.7 million for the nine months ended September 30, 2022, compared to $342.6 million for the same period in 2021. Driving the increase in operating cash flow was a favorable change in accounts receivable of $101.7 million, primarily due to timing of cash payments related to AMS revenue and an increase in subscription revenue. Operating cash flow was also positively impacted by an increase in political revenue of $127.7 million in the first nine months of 2022 as compared to 2021 (political revenue is paid upfront and provides an immediate benefit to cash flow from operating activities). Also contributing to the increase was a favorable change in accounts payable of $22.5 million in the first nine months of 2022 as compared to the same period in 2021, due to timing of payments. Lastly, tax payments declined $22.4 million due to the absence of elevated tax payments made in arrears in 2021 related to record political-driven results achieved in fourth quarter of 2020.

Investing activities - Cash flow used for investing activities was $36.1 million for the nine months ended September 30, 2022, compared to $45.4 million for the same period in 2021. The decrease of $9.3 million was primary due to $13.3 million being invested on an acquisition in 2021 and an absence of acquisitions in 2022. Also contributing to the decrease was a decrease in capital expenditures of $3.9 million. These favorable changes were partially offset by a $4.7 million reduction in reimbursements from spectrum repacking in the first nine months of 2022 as compared to the same period in 2021.

Financing activities - Cash flow used for financing activities was $245.0 million for the nine months ended September 30, 2022, compared to $287.0 million for the same period in 2021. The change was primarily due to our revolving credit facility which had net repayments of $166.0 million in the first nine months of 2022 as compared to net repayments of $219.0 million in the first nine months of 2021.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described within Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Reports on Form 10-Q, including the following: (1) the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving the parties that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction, (2) risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals), and the related transactions involving the parties, in the anticipated timeframe or at all, (3) the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock, (4) disruption from the proposed transaction could make it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company’s customers, vendors and others with whom it does business, (5) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving the parties, (6) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed transaction, (7) significant transaction costs, (8) the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future, (9) other business effects, including the effects of industry, market, economic, political or regulatory conditions, (10) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity, malware or ransomware attacks, and (11) changes resulting from the COVID-19 pandemic (including the effect of COVID-19 on the Company’s revenues, particularly our non-political advertising revenues), which could exacerbate any of the risks described above. Potential regulatory actions, changes in consumer behaviors and impacts on and modifications to our operations and business relating thereto and our ability to execute on our standalone plan can also cause actual results to differ materially. We are not responsible for updating the information contained in this Quarterly Report on Form 10-Q beyond the published date.

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

As of September 30, 2022, approximately $3.09 billion of our debt has a fixed interest rate (which represents 100% of our total principal debt obligation). The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $2.88 billion as of September 30, 2022 and $3.40 billion as of December 31, 2021.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2022, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. No shares were repurchased during the nine months ended September 30, 2022. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

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

Date: November 9, 2022	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)