Form 10-K
period 2022-12-31
TEGNA INC
filed 2023-02-27
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2022, was $4,639,159,645. The registrant has no non-voting common equity. As of February 17, 2023, 223,552,503 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information pertaining to Part III of this Form 10-K is incorporated by reference to our 2023 definitive proxy statement or, if not filed within 120 days of December 31, 2022, as an amended report on Form 10-K/A filed in the same time period.

INDEX TO TEGNA INC.
Dec. 31, 2022 FORM 10-K

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

Merger Agreement

On February 22, 2022, TEGNA Inc. entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with Teton Parent Corp., a newly formed Delaware corporation (Parent), Teton Merger Corp., a newly formed Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General L.P., a Delaware limited partnership (Standard General) and CMG Media Corporation, a Delaware corporation (CMG) and certain of its subsidiaries. Parent, Merger Sub, the other subsidiaries of Parent, those affiliates of Standard General, CMG and those subsidiaries of CMG, are collectively, referred to as the “Parent Restructuring Entities.” The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into TEGNA (the Merger), with TEGNA continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. The Merger Agreement provides that each share of common stock, par value $1.00 per share, of TEGNA (the Common Stock) outstanding immediately prior to the effective time of the Merger (the Effective Time), other than certain excluded shares, will at the Effective Time automatically be converted into the right to receive (i) $24.00 per share of Common Stock in cash, without interest, plus (ii) additional amounts in cash, without interest, if the Merger does not close within a certain period of time after the date of the Merger Agreement. TEGNA shareholders will receive additional cash consideration in the form of a “ticking fee” of (a) if the Closing Date occurs after November 22, 2022 and before February 22, 2023, an amount in cash equal to (i) $0.00166667 multiplied by (ii) the number of calendar days elapsed after November 22, 2022 to and including the Closing Date, (b) if the Closing Date occurs on or after February 22, 2023 and before March 22, 2023, an amount in cash equal to (i) $0.15333333 plus (ii)(A) $0.0025 multiplied by (B) the number of calendar days elapsed after February 22, 2023 to and including the Closing Date, (c) if the Closing Date occurs on or after March 22, 2023 and before April 22, 2023, an amount in cash equal to (i) $0.22333333 plus (ii)(A) $0.00333333 multiplied by (B) the number of calendar days elapsed after March 22, 2023 to and including the Closing Date and (d) if the Closing Date occurs on or after April 22, 2023 and before May 22, 2023, an amount in cash equal to (i) $0.3266667 plus (ii)(A) $0.00416667 multiplied by (B) the number of calendar days elapsed after April 22, 2023 to and including the Closing Date.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain specified circumstances, Parent will be required to pay TEGNA a termination fee of either $136.0 million or $272.0 million.

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

On May 17, 2022 the stockholders of TEGNA voted to adopt the Merger Agreement. On February 21, 2023, TEGNA elected, pursuant to the terms of the Merger Agreement, to extend the Outside Date (as defined in the Merger Agreement) from 5:00 p.m. Eastern time on February 22, 2023 to 5:00 p.m. Eastern time on May 22, 2023. All waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Merger and related transactions have expired. The closing of the Merger remains subject to the approval of the Federal Communications Commission (the “FCC”) and customary closing conditions. On February 24, 2023, the FCC issued a hearing designation order with respect to the transaction. TEGNA is currently evaluating its options.

Our Operating Structure

We have one operating and reportable segment, which generated revenues of $3.3 billion in 2022. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2022, 2020, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals and distribution of our local news content.

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

Our scale and strength in local content have contributed to our ability to grow our subscription revenue beyond traditional multichannel video programming distributors (MVPDs) into the growing OTT (i.e., streaming) space. Distributing our content via OTT platforms allows us to reach viewers who consume content via internet-based platforms rather than (or in addition to) via traditional television platforms, enabling us to expand our subscription revenues and deliver advertising products to a broader viewing audience.

We have distribution contracts with major network partners and OTT service providers for carriage of our stations’ content on virtual MVPD (vMVPD) platforms such as Hulu, YouTube TV and DIRECTV Stream. Our vMVPD distribution arrangements contain financial terms similar to those in our more traditional distribution agreements with cable and satellite operators.

Affiliation agreements. We are the largest independent owner of NBC affiliated stations and third largest independent owner of CBS affiliated stations based on TV homes reached as reported by Nielsen (October 27, 2022). In 2022, we successfully executed multi-year renewals with CBS (extended through late 2028) and Fox (extended through mid 2025). During 2020, we executed multi-year renewal of our affiliation agreement with NBC (extended to early 2024). In 2019, we executed multi-year renewals with ABC (extended through 2023).

Local News. We are recognized for our journalistic excellence and innovation in reinventing local journalism in the digital age. In 2022, TEGNA stations received six National Edward R. Murrow Awards for excellence in broadcast journalism from the Radio Television Digital News Association and 96 Regional Murrows, more than any other local broadcast television group and the most in its history. KARE in Minneapolis received 11 individual awards, the most given in 2022, and the most in its history. Seven stations garnered the overall excellence honor, the highest achievement awarded. Four stations won for excellence in innovation, which recognizes “news organizations that innovate their product to enhance the quality of journalism and the audience’s understanding of news”. Three stations received excellence in diversity, equity, and inclusion awards, which recognize “outstanding advocacy journalism tackling the topic of diversity, racial injustice and/or inequality.

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

We produce the daily live, multi-platform syndicated news and entertainment program “Daily Blast LIVE” (or DBL) out of KUSA in Denver. Now in its sixth year, “Daily Blast LIVE” is carried in all TEGNA markets and in select non-TEGNA markets, together covering 48% of U.S. markets. “Daily Blast LIVE” is a true multi-platform play, broadcast across linear TV, digital and social media. The program broadcasts live 5 days a week, at least 48 weeks per year, and streams up to 5 hours of trending news each day across YouTube, Twitter, Twitch, DailyBlastLive.com, the DBL app and TEGNA’s station apps on Roku and Fire TV.

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

Engagement across all platforms. Through websites, mobile and OTT apps we extend our local brands reaching more than 80 million visitors per month. As the consumption of content on digital platforms increases, we have continued to make investments in developing new ways of connecting with local audiences and enhancing our digital capabilities.

In late 2016, we launched Premion, the industry’s first local advertising solution for OTT streaming and connected TV (CTV) platforms. We provide local, regional and national brands with an effective, turnkey solution to run streaming CTV advertising campaigns in all of the 210 Designated Market Areas (DMAs) in the United States.

With premium inventory from 125+ branded networks, advanced targeting, and outcomes-based measurement, Premion is a highly desirable and effective way for advertisers to reach a highly engaged streaming audience, and has enabled us to expand our revenue base and reach new markets. We have built our business on local as our competitive advantage: our large, local salesforce is leveraging relationships with local and regional advertisers to sell Premion inventory to deliver scale and measurable outcomes at the local level. Premion continues to deliver strong revenue which was up 26% in 2022 compared to 2021. In 2020, Premion received a TAG Certified Against Fraud Seal from the Trustworthy Accountability Group in recognition of its investments in capabilities to combat fraud in the OTT ecosystem. Also in 2020, we sold a minority ownership interest in Premion for $14.0 million to an affiliate of Gray Television (Gray). In connection with that transaction, Premion and Gray entered into a commercial arrangement under which Gray resells Premion services across all of Gray’s 113 television markets. Our TEGNA stations and Gray each have the right to independently sell Premion’s inventory in markets where we both operate a local television station. With this additional sales channel, our combined TEGNA, Gray and Premion direct sales forces reach OTT viewers in more than 78% of U.S. television households.

Our Competition

The proliferation of high-speed broadband to the home and phone has significantly increased competition in the video marketplace in the last decade. Today, mobile broadband covers the U.S., and a vast majority of Americans own devices that can access mobile broadband, with numbers continuing to grow. Similarly, fixed, wired broadband to the home also covers a majority of the United States and is also growing.

With the rise of 5G and unlimited data plans, every screen or mobile phone is now capable of displaying video programming of the sort previously reserved to television. These video consumption patterns in the past were associated almost exclusively with younger consumers but have evolved over time to include older consumers. With the onset of ubiquitous high-speed Internet service has come an explosion of platforms and applications with video advertising capabilities that consumers have adopted. These include large players like YouTube and Facebook, and a long tail of mobile applications and services that consumers value, with more being added every week.

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

With respect to subscription revenue, we compete to capture a share of the total amount MVPDs are willing to pay for the rights to distribute linear TV content to their subscribers. The larger our audience share, the more appealing our programming is to the MVPDs and the more they will be willing to pay for the right to distribute it. We compete for this revenue against other broadcast stations and cable networks. In addition, we compete for audience share from broadcast stations and cable networks as well as companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices (such as Amazon Prime, Apple TV+, Disney+, HBO Max, Hulu, Netflix, and others).

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

Various parties, including cable operators and other advocates for more stringent broadcast ownership restrictions, opposed the changes adopted in the FCC’s November 2017 order and challenged the order in court. The U.S. Court of Appeals for the Third Circuit vacated and remanded the FCC’s November 2017 order effective as of November 29, 2019, thus reverting as of that date the FCC’s broadcast ownership rules to those in effect immediately prior to the November 2017 order. The U.S. Supreme Court on April 1, 2021, reversed the Third Circuit’s decision; as a result, the changes adopted in the November 2017 order were reinstated and currently are in effect. The periodic review of the local broadcast ownership rules initiated by the FCC in 2018 remains pending. In addition, to comply with its statutory obligation to review the local broadcast ownership rules every four years, the FCC initiated a new, parallel review proceeding on December 22, 2022.

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

National Broadcast Ownership Restrictions. The Communications Act includes a national ownership cap for broadcast television stations that prohibits any one person or entity from having, in the aggregate, market reach of more than 39% of all U.S. television households. FCC regulations permit stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount). In December 2017, the FCC issued a Notice of Proposed Rulemaking seeking comments on whether it can or should modify or eliminate the national ownership cap and/or the UHF discount. Our 64 television stations reach approximately 29.9% of U.S. television households when the UHF discount is applied and approximately 39.1% without the UHF discount.

Retransmission Consent. As permitted by the Communications Act and FCC rules, we require cable and satellite operators to negotiate retransmission consent agreements to retransmit our television stations’ signals. Under the applicable statutory provisions and FCC rules, such negotiations must be conducted in “good faith.” FCC rules also provide stations with certain protections against cable and satellite operators importing duplicating network or syndicated programming broadcast by distant stations. Pay-TV interests and other parties continue to advocate for the FCC to alter or eliminate various aspects of the rules governing retransmission consent negotiations and stations’ exclusivity rights. If in the future changes to the retransmission consent and/or exclusivity rules were adopted, such developments could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations, which could possibly adversely impact our revenue from retransmission and advertising.

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

The legislation authorizing the incentive auction and repacking established a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. Subsequent legislation enacted on March 23, 2018, appropriated an additional $1 billion for the repacking fund, of which up to $750 million may be made available to repacked full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist affected low power television stations, television translator stations, and FM radio stations, as well for consumer education efforts. On October 7, 2020, the FCC announced that all final invoices and supporting documentation for reimbursement requests would be due no later than (1) October 8, 2021, for full power and Class A TV stations that transitioned in Phase 5 or earlier; (2) March 22, 2022, for full power and Class A TV stations that transitioned in Phase 6 or later; and (3) September 5, 2022, for all other entities entitled to seek repacking-related reimbursements (including low power television stations and television translator stations). As of December 31, 2022, TEGNA has received reimbursement for substantially all of its qualifying expenditures. By law, the repacking reimbursement program will end July 3, 2023, at which point any remaining unobligated funds will be returned to the U.S. Treasury.

NextGen TV (ATSC 3.0). In November 2017, the FCC adopted an order authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard makes possible a variety of benefits for both broadcasters and viewers, including better sound and picture quality, hyper-localized programming including news and weather, enhanced emergency alerts, improved mobile reception, the use of targeted advertising, and more efficient use of spectrum, potentially allowing for more multicast streams to be aired on the same 6 megahertz channel. However, ATSC 3.0 is not backwards compatible with existing television equipment. To ensure continued service to all viewers, the FCC’s order authorizing ATSC 3.0 operations requires full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard (known as ATSC 1.0) until the FCC phases out the requirement in a future order. Current rules require the content of this simulcast signal to be substantially similar to the programming aired on the ATSC 3.0 channel until July 17, 2023; an FCC proceeding considering whether to extend this “substantially similar” requirement is ongoing. Transitioning a station to ATSC 3.0 is voluntary under current FCC rules and may require significant expenditures. As of December 31, 2022, we are broadcasting the primary channels of KGW (Portland, OR), WTSP (Tampa, FL), KUSA (Denver, CO), KING (Seattle, WA), KONG (Everett, WA), WGRZ (Buffalo, NY), KXTV (Sacramento, CA), KPNX (Mesa, AZ), WCNC (Charlotte, NC), KTHV (Little Rock, AR), WXIA (Atlanta, GA), KSDK (St. Louis, MO), WTHR (Indianapolis, IN), WTIC (Hartford, CT), WCCT (Waterbury, CT), KHOU (Houston, TX), WUSA (Washington, DC), WHAS (Louisville, KY), WWL (New Orleans, LA), and WUPL (Slidell, LA), in both ATSC 1.0 and ATSC 3.0 formats. In each case, in accordance with FCC rules, we have entered into channel sharing agreements with other local broadcasters in the market to facilitate this transition by hosting the applicable primary channel in either ATSC 1.0 or 3.0 format. We expect to continue rolling out the new standard in coordination with other broadcasters, taking into account relevant market dynamics and our overall capital planning. To the extent we roll ATSC 3.0 service out to our stations, there can be no guarantee that such service would earn sufficient additional revenues to offset the related expenditures.

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

Our General Company Information

Our company was founded by Frank E. Gannett and associates in 1906 and was incorporated in 1923. We listed shares publicly for the first time in 1967 and reincorporated in Delaware in 1972. Our headquarters is located at 8350 Broad Street, Suite 2000, Tysons, VA, 22102. Our telephone number is (703) 873-6600 and our website home page is www.tegna.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.

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

Our Human Capital

Our people play an important role in our success in today’s rapidly evolving media landscape. Our key human capital management objectives are to attract, retain and develop the highest caliber talent in our industry. Our human resources programs are designed to support these objectives by offering competitive pay, industry-leading benefits and development and growth opportunities. We strive to foster diversity, inclusion and innovation in our culture through our human resources, sales and journalism programs and policies. As of December 31, 2022, we employed approximately 6,300 full-time and part-time people (including 105 corporate headquarters employees), all of whom were located in the United States.

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

In 2022, we continued our progress towards achieving our publicly stated and quantifiable five-year Diversity, Equity and Inclusion (DE&I) goals. Our sustained progress is due to the collective efforts at all levels of our organization; from our Board of Directors to our front-line employees serving on our company Diversity and Inclusion Working Group and local Diversity & Inclusion (D&I) teams, and everyone in between.

We know there is much more work to do, and progress takes a daily commitment. We are proud of the gains we have made in diversifying our workforce, creating a more inclusive culture, and our aim to increase representation of Black, Indigenous and People of Color (BIPOC) by meeting these 2025 objectives.

2025 Diversity and Inclusions Goals and 2022 Progress

Content Teams: Increase the diversity of our content teams (news, digital and marketing employees) to reflect the aggregate BIPOC* diversity of the communities we serve, which is ~36%.	Content Leadership: Increase BIPOC representation in content leadership roles by 50%.	Company Leadership: Increase BIPOC representation across all management roles within the organization by 50%.

* BIPOC = Black, Indigenous, and People of Color

	CONTENT TEAMS	CONTENT LEADERSHIP	COMPANY LEADERSHIP	ALL EMPLOYEES
2025 BIPOC Goals	Reflect markets at ~36%	Increase by 50%	Increase by 50%
	On track	On track	On track
2022 BIPOC Progress	1/1/21 - 27% 12/31/21 - 30% 12/31/22 - 32%	1/1/21 - 17% 12/31/21 - 20% 12/31/22 - 23%	1/1/21 - 16% 12/31/21 - 18% 12/31/22 - 20%	1/1/21 - 25% 12/31/21 - 27% 12/31/22 - 29%

2022 Female Representation	1/1/21 - 46% 12/31/21 - 46% 12/31/22 - 45%	1/1/21 - 45% 12/31/21 - 44% 12/31/22 - 44%	1/1/21 - 41% 12/31/21 - 42% 12/31/22 - 42%	1/1/21 - 47% 12/31/21 - 47% 12/31/22 - 47%

	ASIAN	BLACK OR AFRICAN- AMERICAN	HISPANIC OR LATINO	WHITE	OTHER	N/A*
All Employees	3.1%	12.7%	10.7%	68.4%	2.5%	2.6%

				* N/A - not available or not disclosed

To support our DE&I goals, we are actively seeking diverse talent through recruiting, investing in a multiyear Inclusive Journalism program, requiring unconscious and implicit bias training of all employees, gathering regular input from our 16-member D&I Working Group led by Chief Diversity Officer Grady Tripp, and championing lesbian, gay, bisexual, transgender and queer or questioning (LGBTQ) equality.

For the sixth consecutive year, TEGNA was named a Best Place to Work for LGBTQ Equality by the Human Rights Campaign’s Corporate Equality Index. The 2022 Corporate Equality Index evaluated LGBTQ-related policies and practices including non-discrimination workplace protections, domestic partner benefits, transgender-inclusive health care benefits, competency programs, and public engagement with the LGBTQ community. We received the highest marks in all categories, resulting in a perfect score of 100.

Here are the five pillars that support achieving our DE&I goals and notable progress we have made in 2022:

1.Talent Pipeline and Bench Strength: Increase partnerships with diverse professional organizations, historically black colleges and universities (HBCUs), Hispanic-serving institutions, and universities. Continue building on our existing internship, Producer-in-Residence, and other programs.

•Progress: We continued to expand our partnerships with the National Association of Black Journalists, National Association of Hispanic Journalists, and Asian American Journalists Association through engagements at both the national and local level. Our trailblazing Producer-in-Residence program increased its class size from

2021, with 64% of participants represented by people of color, and 76% of participants identifying as female. Our paid Summer Intern Program experienced similar success, with people of color representing 53% of our interns. Additionally, while we’ve had a focus on our content teams, in partnership with our sales leaders, our talent organization launched our first-ever Sales-in-Residence program, designed to enhance a diverse early-career talent pipeline into sales generating roles. 67% of our inaugural class is represented by people of color.

2. Leadership Compensation Tied to Diversity and Inclusion Goals: Enhance our diversity and inclusion goals for key leaders in the organization.

•Progress: We continued to deliver on our commitment to ensure that D&I goals are embedded meaningfully into both our annual performance management and our bonus processes for 2022. We also confirmed these measures will carry over into our 2023 processes.

3. Multi-Year Inclusive Journalism Program: Development and launch of customized, multi-year inclusive journalism program with expert external partners.

•Progress: In 2022, we continued our partnerships with both The Poynter Institute and Horowitz Research as we further evolve our multi-year Inclusive Journalism Program. With Poynter, we created a training framework to ensure 2022 new hires received the same foundation as our employees who matriculated through the 2021 training portion of the program. We also launched a mid-level manager training program titled Inclusive Leadership Program with Poynter, which will carry over into 2023. Additionally, we remained focused on measuring outcomes of our program through content audits led by Horowitz Research. All our stations received audit reports on broadcast, digital, and marketing content which has led to greater awareness and intentional actions to ensure our storytelling, imagery, and language resonates and honors the communities we serve.

4. Leverage Insights from Employee Feedback: Implement employee input to improve our action planning and accountability.

•Progress: Our company-wide D&I Working Group and local D&I teams continue to be an important part of our journey to create more inclusive environments for all identities at our company. In 2022, we focused on the empowerment of our local D&I teams, to ensure teams were positioned to partner with our local leadership to address opportunities and issues at the local level. The development of new content franchises, greater inclusion in editorial processes, increased participation by front-line employees in interview processes, and a host of other meaningful actions are a result of the partnership of our D&I teams.

5. Employee Training: Provide employees with ongoing resources and platforms to increase learning and discussion on D&I topics to support a culture of belonging.

•Progress: In 2022, we continued the monthly rollout of our company-wide DE&I Discovery Series that covered a different DE&I learning topic each month and sparked broad participation by station groups, with discussions often led by station leaders and local D&I groups. We continued our partnership with the National Center for Civil and Human Rights to engage in a training series on implicit bias, microaggressions, and other DE&I topics for leaders and employees. Additionally, we launched an internal DE&I Newsletter and DE&I Resource Site that provides valuable resources for both managers and employees on several diversity, equity, and inclusion topics.

Serving Our People – TEGNA provides a range of learning and development opportunities for employees and leaders to help expand their skills and prepare them to step into larger roles in the future and grow their careers.

We are investing in and growing our talent pipeline through specialized programs for managers and leaders, content and sales employees, and high-potential early career talent, including:

•Manager Training: We invest in the continual learning and development of our managers because our leaders’ effectiveness is critical to the Company’s long-term success. Our Manager Training Program is based on TEGNA’s critical leadership skills and provides managers a targeted and progressive curriculum. The curriculum delivers tailored content for all levels of managers depending on their leadership level. This program includes content on foundational policies and procedures, how to lead effectively, how managers can foster a high-performing team, and how to lead strategically through change and collaboration. In 2022, we conducted four sessions for approximately 100 managers and director-level employees.

•Leadership Development Programs: Based on our critical leadership skills, we enhanced our formal leadership development programs, including Leadership in Action and our Executive Leadership Development programs to ensure our current and future director-level and VP-level talent have the development training necessary to prepare them to step into larger leadership roles in the future. In 2022 we developed 54 leaders in these two programs with 43% of participants represented by people of color and 52% identifying as female.

•News Leadership Forum: This forum is designed to provide high-performing news managers exposure to the day-to-day operational responsibilities of a news or digital director. This program helps prepare leaders to step in and perform operational tasks effectively. In 2022, we conducted one cohort with 36 participants with 58% of participants represented by people of color and 72% identifying as female.
•Producer Training: We provide ongoing learning and development opportunities for our producers to help create more innovative content. Courses are regularly offered to help producers enhance their skills and grow their careers.

•Inside Out Sales Training: This training program for new sellers ensures they understand our sales approach and are given the opportunity to develop their selling skills in a highly interactive manner. In 2022, multiple sessions were offered.

We have also developed and implemented a variety of training courses to help foster our high-performing and accountable culture. Courses offered in 2022 included:

•How to create a S.M.A.R.T (specific, measurable, attainable, relevant, and time-based) performance goal.
•How to give and receive feedback.

To support professional development across the company, training is provided for employees and managers on how to write effective performance reviews, how to create performance and development goals, and how to have career coaching conversations.

To grow and develop new talent, TEGNA offers the following early career programs:

Producer-in-Residence Program: TEGNA’s Producer-in-Residence (PIR) program has grown to one of the largest entry-level producer development programs in the industry. We search for PIR participants at major journalism schools as well as regional universities and colleges, including several historically Black institutions. The program includes a producer boot camp followed by two years of training at one of our local stations. In 2022, we grew the program from 36 to 59 participants. 64% of participants were represented by people of color. The program has attained an approximately 80% promotion rate to a regular producer role after completing the PIR program.

Sales-In-Residence Program: TEGNA’s Sales-in-Residence Program is a 12-month development program for high-potential talent just graduating from college. This program is designed to grow and develop selling skills through in-person and virtual learning sessions. This program provides participants with opportunities to gain the sales and marketing skills and experience needed to drive impactful business outcomes for business and brands in the markets we serve. In 2022, we launched this program with six participants with 67% representing people of color and those identifying as female.

Summer Intern Program: TEGNA’s Summer Intern Program provides rising college seniors with meaningful work assignments, connections to the communities we serve, and career development opportunities. We offer a variety of intern tracks, including producer, sales, and marketing. The program has improved our intern to employee conversion rate and has notably increased diversity in our early career roles. In 2022, TEGNA employed 40 interns and 53% of participants were represented by people of color.

Employee Well-Being – Maintaining the health and well-being of our employees and their families is a top priority for our company.

In 2023, several new benefits approved in 2022 take effect:

•Coverage for disposable insulin pumps: TEGNA’s pharmacy plan through CVS Caremark® covers newly released disposable insulin pumps, such as the Omnipod 5, reducing daily injections and finger sticks, and providing significant savings for employees.

•Savings on prescription drugs: TEGNA is making the RxSavings Plus discount program available to all employees – even those not enrolled in our medical plan – to provide significant savings at the pharmacy on generic and brand name drugs for employees, their family members and pets.

•Savings on lenses and coating for glasses: Employees that need premium progressive lenses and/or want to add premium anti-reflective coating will find these enhancements at a fixed out-of-pocket cost, saving them money.

•100% dental coverage for children up to age 13: We’ve added Delta Dental’s Right Start 4 Kids program to our dental plans. Designed for children up to age 13, this program provides 100% coverage with no deductible for most diagnostic, preventative and basic services when employees visit an in-network dentist.

•Access to more dental providers: TEGNA is moving to the Delta Dental Basic Plan, which offers similar benefits to the previously offered EPO Plan with expanded access to more dental providers for greater flexibility and choice.

•Improving disability claims processing: We are transitioning our disability administration to Aflac in 2023 to expedite the benefits process for those who need it.

TEGNA also offers a comprehensive wellness program that provides employees with enhanced mental health and wellness benefits through Spring Health. Spring Health is a convenient, comprehensive and confidential wellness service that is available 24/7 with up to 12 free therapy sessions provided to help employees and their families manage stress, increase focus, and get help when they need it. TEGNA covers 12 annual therapy sessions for employees and each of their family members — even if they’re not enrolled in TEGNA’s medical plans.

In 2022, TEGNA introduced WellSprings by Spring Health, a year-long series of small group webinars designed to cultivate connection and support around topical health stressors. During Mental Health Awareness month in May, WellSprings offered webinars on a variety of topics, including family mental wellness, how to talk about mental health with others and resources for managing concerns around teen behavior. In addition to mental health support, Spring Health also provides access to a broad network of resources to meet legal, financial, dependent and other care needs.

TEGNA provides a company-matching 401(k) Savings Plan for future financial security. All employees, including part-time and temporary employees, are eligible and TEGNA matches employee contributions dollar for dollar on the first 4% of eligible pay. Participants are immediately 100% vested in all contributions, including the company match.

All new parents receive at least six weeks of paid parental leave to focus on their growing family. Women who give birth are eligible to take a minimum of 12 weeks maternity 100% paid leave. For 2022, we expanded our adoption reimbursement to $10,000 and introduced a surrogacy reimbursement benefit of $10,000 to support every path to parenthood and provide coverage for employees’ family planning goals.

Work-life balance benefits are available through a TEGNA-sponsored membership to Care@Work. We also provide other additional and optional benefits including, among others, life and disability insurance plus supplemental insurance options, virtual 24/7 telehealth access, paid time off and nine company holidays, active-duty leave, caregiver leave, employee discounts, a volunteerism program, matching gifts, and student loan refinancing and tuition reimbursement.

Labor Union Representation - Approximately 9% of our employees are represented by labor unions. They are represented by 27 local bargaining units (most of which are affiliated with one of four major unions) under local collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the broadcasting industry. We do not engage in industry-wide or company-wide bargaining.

Information About our Executive Officers - Our executive officers as of February 27, 2023 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. All officers serve at the discretion of the Board of Directors.

David T. Lougee - President and Chief Executive Officer (June 2017-present); TEGNA director (2017-present). Formerly: President, TEGNA Media (July 2007-June 2017). Age 64.

Lynn Beall (Trelstad) - Executive Vice President and COO of Media Operations (June 2017-present). Formerly: Executive Vice President and Chief Operating Officer, TEGNA Media. Age 62.

Victoria D. Harker - Executive Vice President and Chief Financial Officer (June 2015-present). Age 58.

Akin S. Harrison - Senior Vice President and General Counsel (July 2021 - present). Formerly: Senior Vice President, General Counsel and Secretary (January 2019 - June 2021), Senior Vice President, Associate General Counsel and Secretary (June 2017 - December 2018), Vice President, Associate General Counsel and Secretary (July 2015 - June 2017). Age 50.

Our Corporate Responsibility and Sustainability

Our enduring purpose to serve the greater good of our communities guides us, and our values – inclusion, integrity, innovation, impact and results – propel our stations and employees to be forces for positive change in the communities where we live and work. In 2022, our purpose-driven commitments to the environment, society and governance (ESG) enabled us to continue to make measurable progress in DE&I, bring focus to environmental and sustainability issues and continue to invest in our people and communities we serve. Our Board’s Public Policy and Regulation Committee oversees and guides our ESG practices and initiatives, and it reviews and reports on these efforts periodically to the Board. Discussing our ESG strategy and practices openly is an important part of our commitment to continually evolve our program.

Environmental Commitment – We are focused on being responsible stewards of our resources, recognizing the necessity for progress on our planet’s environmental and sustainability challenges. We have enhanced our oversight, programs, reporting and accountability to further our commitment to minimize our carbon footprint and protect and preserve the environment.

Our stations continue to bring focus on environmental and sustainability issues across the country and the globe. They regularly report on environmental climate and sustainability issues that impact their communities and, increasingly, they are generating stories about the impacts of climate change and solutions to those effects. In the year following the Marshall Fire in Colorado, the most destructive wildfire in state history, KUSA in Denver spent months geolocating and timestamping hundreds of videos from cellphones, body-worn cameras, and security cameras. The station then created The Marshall Fire Map, representing a first-of-its-kind effort to document what life was like for thousands of people in Boulder County during the fire. KPNX in Phoenix continued its Scorched Earth series and investigated how homeowners in the City of Scottsdale will soon be losing access to the city’s water – yet homes are still being sold in the area. News Center Maine continued to explore climate change in the state, including updates on where the state stands in meeting their four-year climate action goals established in 2020.

In 2022, as part of its broader Environment Matters special reporting, WUSA in Washington introduced ECO9, an environmentally friendly, low emission live truck. The first of its kind in the broadcasting industry, ECO9 is a 2022 Toyota Highlander XLE Hybrid that was conceived by WUSA and built by the engineers at Frontline Communications. Equipped with three cameras – two fixed internal and one 360-degree external – ECO9’s electronics for broadcasting run on a state-of-the-art rechargeable lithium-ion battery system (Li-ION batteries) with supplemental charging from solar panels on the roof, which allow for trickle charging during the day while ECO9 is out in natural light. ECO9’s broadcasting system can operate continually with the truck’s engine turned off for six hours. Capabilities also include remote live camera signal transmission with video switching and professional LED lighting for in-the-field reporting.

We continued to focus on reducing business travel by using video conferencing technology across the company. We continue to apply thoughtful energy efficiency strategies, including upgrading stations’ studio lighting to LEDs; replacing in-efficient HVAC systems, and replacing roofs with energy efficient materials. In addition, we do now and will continue to consider our suppliers’ ESG performance as a factor in procurement decisions.

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

The TEGNA Foundation supports nonprofit activities in communities where we do business and contributes to a variety of charitable causes through its Community Grant Program. Community Grants are identified locally by our stations and include support for community sustainability efforts. In 2022, these include KFMB in San Diego’s support of I Love a Clean San Diego County’s Kid’s Ocean Day, a beach clean-up day including lessons on water conservation, pollution prevention, and watershed protection for 800 local students; WHAS’s in Louisville’s support of Friends of Beechwood Park’s annual festival focusing on the environment and local environmental clean-up efforts; and WKYC in Cleveland’s support for Alliance For The Great Lakes, supporting improved water infrastructure in the Cleveland area, including water affordability programs and replacing lead service lines.

Social Impact – Exposing corruption and wrongdoing, holding elected officials and those in power accountable, giving a voice to the voiceless and telling empowering stories that impact our lives is at the heart of our purpose to serve the greater good. In 2022, our stations and news teams strove to be the most trusted sources of news in our communities and to be agents of beneficial change in the markets we serve. Our local journalists are empowered to seek out the stories that matter most to their audience and pursue investigations that expose wrongdoing while continuing to maintain the highest ethical standards.

In 2022, TEGNA stations received major journalism awards that underscore our innovative approach to content, impactful investigations, and commitment to the communities we serve. TEGNA stations received two Alfred I. duPont-Columbia University awards for KARE 11 Investigates: Cruel and Unusual, which exposed Minnesota jail officials ignoring preventable inmate deaths and KXTV in Sacramento was honored for Fire-Power-Money, their investigative series on Pacific Gas & Electric’s role in the deadliest wildfire in California history. KUSA in Denver won the prestigious Peabody Award for their “Prone” investigative series on the dangers of the prone position chokehold restraint. TEGNA stations received 96 Regional Edward R. Murrow Awards, more than any other local broadcast television group and the most in our history. KARE in Minneapolis received 11 individual awards, the most given to any station in 2022 and the most in their history. Stations also received six National Edward R. Murrow Awards, including KUSA for Overall Excellence in Large Market Television. The National Association of Black Journalists’ Salute to Excellence Awards honored KHOU in Houston, WVEC in Hampton, VA and WUSA in Washington, which received two awards. Stations also received four Gracie Awards from the Alliance for Women in Media Foundation, including: KHOU in Houston, WKYC in Cleveland, which received two awards, and KSDK in St. Louis.

Each year, our stations identify pressing needs in their communities and partner with local nonprofit organizations to help address these issues. In 2022, our stations helped raise more than $100 million in support of diverse local causes that address specific needs in communities. For example, in Sacramento, 2022 was the third year of ABC10’s Stand Against Hunger campaign, the station’s flagship community effort focused on raising money for area food banks serving their 16-county area. Over the last three years, the station has raised nearly $900,000, helping their food bank partners serve nearly nine million meals during the holidays and beyond. Station employees also committed more than 100 hours of volunteer time to help package and distribute food to those in need. In Seattle, KING helped lead the 22nd annual Home Team Harvest campaign, surpassing their goal by raising 21.5 million meals for Northwest Harvest, a food justice organization working throughout Washington state to end hunger and address the root causes of poverty. KING produced a Home Team Harvest broadcast special which highlighted the campaign’s efforts and impact throughout the community.

In 2022, we launched a DE&I and community-centered impact investing initiative with CNote, an organization which helps companies invest capital in underserved communities at scale. TEGNA made investments in twelve Community Development Financial Institutions that aim to increase capital access and economic development in the communities TEGNA serves. Investments were made in the following institutions: ANECA Federal Credit Union, Bank of Cherokee County, Carver State Bank, Commodore Perry Federal Credit Union, Essential Credit Union, Freedom Bank, Hope Federal Credit Union, Latino Credit Union, Legacy Bank and Trust, Optus Bank, Self-Help Federal Credit Union and VCC Bank.

Through the TEGNA Foundation, we work to improve lives in the communities we serve by contributing to a variety of local charitable causes through Community Grants. In 2022, the TEGNA Foundation in partnership with local stations made 367 Community Grants totaling $1.89 million. Grants are distributed within the United Nations Sustainable Development Goal framework, with the majority of 2022 grants supporting three major categories: Good Health and Well-Being, Quality Education, and Zero Hunger. Through its other programs, the TEGNA Foundation invests in the future of the media industry through Media Grants, partners with nonprofits focused on diversity, equity, and inclusion through the DE&I Grant program, supports employee giving and volunteerism, and contributes to a variety of other charitable causes.

Media Grants support training for the next generation of diverse journalists, education and development opportunities for journalists and other professionals in the media field, and protection of First Amendment freedoms. In 2022, we awarded $135,000 in Media Grants to 12 organizations that included two grants to the National Association for Hispanic Journalists to provide student support for the organization’s annual conference and support for a nine-month long Career Preparation Workshop series.

Additional Media Grants went to the American Bar Association Fund for Justice and Education to support the 2023 Moot Court competition; Asian American Journalists Association for its JCamp and Voices student programs; Carole Kneeland Project for Responsible Television Journalism to support boot camps, training, and online continuing education; and Investigative Reporters and Editors Inc. for two Freedom of Information Act sessions and the Media Lawyer Brown Bag lunch session at the 2022 annual conference.

  Grants also went to the National Association of Black Journalists to support a professional development session at the 2022 annual conference and to support the 2022 Black Male Media Project; NLGJA: The Association of LGBTQ Journalists to support the CONNECT: Student Journalism Training Program, a conference for LGBTQ student journalists; Native American Journalists Association to support student programming at their annual conference; Online News Association to support student/new professional scholarships for the 2022 conference; and the Radio Television Digital News Foundation for the 2022 student support at the 2022 conference.

In 2022, TEGNA Foundation formalized its DE&I grantmaking by creating a new grant program and employee committee. 25 grants were made in the program’s first year, supporting nonprofit organizations throughout the communities where TEGNA does business. Grants focused on support for the LGBTQ+ youth and senior communities, programs supporting girls and women, support for the creation of the National Juneteenth Museum, and organizations creating opportunities for individuals of all abilities.

Our employees also give back to their local communities by volunteering for and donating to their favorite causes. In 2022, the TEGNA Foundation matched employee donations two-for-one to the nonprofits most meaningful to them. As a result, the Foundation approved more than 2,150 employee matching gifts. Their donations combined with TEGNA Foundation matches totaled more than $2 million. TEGNA supports employee participation in charitable causes, providing 10 hours of paid time off annually for volunteer work in addition to our employee matching gift program.

 Stations are also a valued resource for communities when natural disasters strike. In addition to our news coverage that keeps our audience informed and safe during disasters, our stations tell inspirational stories of heroism and hope to help our communities pull together during times of crisis. Stations also help lead fundraising initiatives when crises hit, as several did in 2022.

For the third consecutive year, we were named to The Civic 50 by Points of Light, the world’s largest organization dedicated to volunteer service. The Civic 50 recognized TEGNA as one of the 50 most community-minded companies in the United States, and as the Telecommunications Sector Leader.

Corporate Governance – Our management and Board of Directors aim to create value for our shareholders through effective, ethical management of our company. Our Board of Directors has implemented strong corporate governance policies that align with best practices for publicly held companies and the evolving expectations of shareholders and institutional investors.

•Independent Board Oversight: We have an independent and diverse Board, led by an independent chairman. The Board maintains objective oversight as 10 out of TEGNA’s 11 Directors are independent, with CEO Dave Lougee serving as the only TEGNA employee on the Board. The separation of the roles of Chairman and CEO allows for effective, independent Board oversight and communication, while enabling the CEO to focus on executing the strategic plan and managing operations. The Board also conducts an annual performance evaluation to ensure the effectiveness of the Board and its committees, as well as the broader Board leadership structure.

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

MARKETS WE SERVE
TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
Alabama	Huntsville	WZDX(TV): rocketcitynow.com	Ch. 54/FOX	2025	412,370	1985
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2024	2,138,870	1970
	Mesa	KPNX(TV): 12news.com	Ch. 12/NBC	2024	2,138,870	1953
	Tucson	KMSB(TV): tucsonnewsnow.com	Ch. 11/FOX	2025	490,560	1967
		KTTU(TV): tucsonnewsnow.com	Ch. 18/MNTV	2024	490,560	1984
Arkansas	Fort Smith	KFSM-TV: 5newsonline.com	Ch. 5/CBS	2028	338,310	1956
	Little Rock	KTHV(TV): thv11.com	Ch. 11/CBS	2028	577,130	1955
California	Sacramento	KXTV(TV): abc10.com	Ch. 10/ABC	2023	1,502,080	1955
	San Diego	KFMB-TV: cbs8.com	Ch. 8/CBS	2028	1,107,010	1949
Colorado	Denver	KTVD(TV): my20denver.com	Ch. 20/MNTV	2024	1,792,540	1988
		KUSA(TV): 9news.com	Ch. 9/NBC	2024	1,792,540	1952
Connecticut	Hartford	WTIC-TV: fox61.com	Ch. 61/FOX	2025	1,014,160	1984
	Waterbury	WCCT-TV: yourcwtv.com/partners/hartford	Ch. 20/CW	2026	1,014,160	1953
District of Columbia	Washington	WUSA(TV): wusa9.com	Ch. 9/CBS	2028	2,617,350	1949
Florida	Jacksonville	WJXX(TV): firstcoastnews.com	Ch. 25/ABC	2023	790,580	1989
		WTLV(TV): firstcoastnews.com	Ch. 12/NBC	2024	790,580	1957
	Tampa-St. Petersburg	WTSP(TV): wtsp.com	Ch. 10/CBS	2028	2,068,720	1965
Georgia	Atlanta	WATL(TV): 11alive.com	Ch. 36/MNTV	2024	2,679,850	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2024	2,679,850	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2028	250,620	1953
Idaho	Boise	KTVB(TV) (3): ktvb.com	Ch. 7/NBC	2024	330,040	1953
Illinois	Moline	WQAD-TV: wqad.com	Ch. 8/ABC	2023	302,600	1963
Indiana	Indianapolis	WTHR(TV) (4): wthr.com	Ch. 13/NBC	2024	1,207,280	1957
Iowa	Ames	WOI-DT: weareiowa.com	Ch. 5/ABC	2023	472,310	1950
	Ames	KCWI-TV: weareiowa.com	Ch. 23/CW	2026	472,310	1999
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2023	721,070	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2028	687,110	1957
		WUPL(TV) (5): wwltv.com/mytv	Ch. 54/MNTV	2024	687,110	1955
Maine	Bangor	WLBZ(TV): newscentermaine.com	Ch. 2/NBC	2024	142,180	1954
	Portland	WCSH(TV): newscentermaine.com	Ch. 6/NBC	2024	429,130	1953
Michigan	Grand Rapids	WZZM(TV): wzzm13.com	Ch. 13/ABC	2023	781,030	1962
Minnesota	Minneapolis-St. Paul	KARE(TV): kare11.com	Ch. 11/NBC	2024	1,839,480	1953
Missouri	St. Louis	KSDK(TV): ksdk.com	Ch. 5/NBC	2024	1,255,160	1947
New York	Buffalo	WGRZ(TV): wgrz.com	Ch. 2/NBC	2024	632,110	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2024	1,323,400	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2028	739,970	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2024	1,552,420	1948
	Columbus	WBNS-TV (6): 10tv.com	Ch. 10/CBS	2028	1,023,600	1949
	Toledo	WTOL(TV): wtol.com	Ch. 11/CBS	2028	424,380	1958
Oregon	Portland	KGW(TV) (7): kgw.com	Ch. 8/NBC	2024	1,293,400	1956
Pennsylvania	Scranton	WNEP-TV: wnep.com	Ch. 16/ABC	2023	590,390	1954
	York	WPMT(TV): fox43.com	Ch. 43/FOX	2025	772,320	1952
South Carolina	Columbia	WLTX(TV): wltx.com	Ch. 19/CBS	2028	435,570	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2024	559,650	1956
	Memphis	WATN-TV: localmemphis.com	Ch. 24/ABC	2023	644,360	1978
		WLMT(TV): localmemphis.com	Ch. 30/CW	2026	644,360	1983
Texas	Abilene	KXVA(TV): myfoxzone.com	Ch. 15/FOX	2025	115,860	2001
	Austin	KVUE(TV): kvue.com	Ch. 24/ABC	2023	978,520	1971
	Beaumont	KBMT(TV) (8): 12newsnow.com	Ch. 12/ABC	2023	168,960	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2023	208,490	1964
	Dallas	WFAA(TV): wfaa.com	Ch. 8/ABC	2023	3,041,540	1949
		KMPX(TV): wfaa.com	Ch. 29 / Estrella	2025	3,041,540	1993
	Houston	KHOU(TV): khou.com	Ch. 11/CBS	2028	2,666,330	1953
		KTBU(TV): khou.com	Ch. 55/Quest	N/A	2,666,330	2004
	Odessa	KWES-TV: newswest9.com	Ch. 9/NBC	2024	160,200	1958
	San Angelo	KIDY(TV): myfoxzone.com	Ch. 6/FOX	2025	57,690	1984
	San Antonio	KENS(TV): kens5.com	Ch. 5/CBS	2028	1,059,540	1950
	Tyler-Longview	KYTX(TV): cbs19.tv	Ch. 19/CBS	2028	282,090	2008

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM
(Continued)

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
	Temple	KCEN-TV (9): kcentv.com	Ch. 9/NBC	2024	407,620	1953
Virginia	Hampton/Norfolk	WVEC(TV): 13newsnow.com	Ch. 13/ABC	2023	772,190	1953
Washington	Seattle/Tacoma	KING-TV: king5.com	Ch. 5/NBC	2024	2,116,440	1948
		KONG(TV): king5.com	Ch. 16/IND	N/A	2,116,440	1997
	Spokane	KREM(TV): krem.com	Ch. 2/CBS	2028	481,910	1954
		KSKN(TV): spokanescw22.com	Ch. 22/CW	2026	481,910	1983

(1) Channel refers to the viewer-facing “virtual” channel associated with the station’s brand, which may differ from the radio frequency channel on which the station transmits.
(2) Market TV households is number of television households in each market, according to 2022-2023 Nielsen figures.
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
Bustle Digital Group: www.bustle.com
Canela Media: www.canelamedia.com
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
Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described within Part I, Item 1A “Risk Factors” in this Annual Report, and the following: (1) the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving the parties that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction, (2) risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals), and the related transactions involving the parties, in the anticipated timeframe or at all, (3) the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock, (4) disruption from the proposed transaction making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company’s customers, vendors and others with whom it does business, (5) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving the parties, (6) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed transaction, (7) significant transaction costs, (8) the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future, (9) other business effects, including the effects of industry, market, economic, political or regulatory conditions, and (10) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity, malware or ransomware attacks.

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

Risks Related to the Merger

The Merger is subject to the satisfaction of closing conditions, including conditions that may not be satisfied or completed on a timely basis, if at all.

The consummation of the Merger is subject to a number of important closing conditions that make the closing and timing of the Merger uncertain. The conditions include, among others, (i) the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of our common stock entitled to vote thereon (which was received on May 17, 2022); (ii) the absence of any injunction or order by a court of competent jurisdiction in the United States or law in the United States having been adopted prohibiting the consummation of the Merger; (iii) the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Merger and the transactions contemplated by that certain Contribution and Exchange Agreement entered into concurrently with the Merger Agreement by the Parent Restructuring Entities (the Contribution Agreement) (all such waiting periods have expired); (iv) the grant by the FCC of applications required to be filed with the FCC to obtain the approvals of the FCC pursuant to the Communications Act and FCC rules necessary to consummate the transactions contemplated by the Merger Agreement and the Contribution Agreement (the transactions contemplated by the Contribution Agreement, the Restructuring), including a petition for declaratory ruling under Section 310(b) of the Communications Act and the FCC’s rules governing foreign ownership with respect to the Merger and the Restructuring; (v) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers); (vi) the performance and compliance in all material respects by the parties of their respective covenants required by the Merger Agreement to be performed or complied with by such party prior to the effective time of the Merger (the Effective Time); and (vii) the absence of any “Company Material Adverse Effect” (as defined in the Merger Agreement) since September 30, 2021. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or the Parent Restructuring Entities’ control, and neither us nor the Parent Restructuring Entities can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger in a timely manner, or at all, could negatively impact our future business and our financial condition, results of operations and cash flows.

If the Merger is not completed for any reason, including as a result of the failure to obtain the required regulatory approvals, our shareholders will not receive any payment for their shares in connection with the Merger. Instead, TEGNA will remain an independent public company, and its shares will continue to be traded on the New York Stock Exchange. Moreover, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

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

Risks Related to Our Business and Industry

We are impacted by demand for advertising, which, in turn, depends on a number of factors, some of which are cyclical and many of which are beyond our control

In 2022, 42% of our revenues were derived from non-political television spot and digital advertising. Demand for advertising is highly correlated with the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. Consequently, our operating results depend on the relative strength of the economy in our principal television markets as well as the strength or weakness of regional and national economic factors. During 2022, macroeconomic conditions, including rising interest rates, recent spikes in inflation rates, along with geopolitical concerns, created economic and political uncertainty as well as volatility in U.S. and other markets. This uncertainty and volatility caused advertisers to pull back on spending affecting our AMS revenue results. This may very well continue into 2023. In addition, if macroeconomic conditions in the U.S. were to deteriorate there could be a significant adverse impact on our television spot and digital advertising revenues.

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

Our advertising revenues also vary substantially from year to year, driven by the political election cycle (i.e., even years, with presidential election cycles every four years driving outsized revenues); the ability and willingness of candidates and political action committees to raise and spend funds on television and digital advertising; and the competitiveness of the election races in our stations’ markets.

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

These innovations may affect our ability to generate television audience, which may make our television stations less attractive to advertisers. For example, increasing demand for content generated for consumption through other forms of media such as Amazon Prime Video, Disney+, HBO Max, Hulu, Netflix, Paramount+ or Peacock could cause our advertising revenues to decline as a result of changes to the ratings of our programming, which may materially negatively affect our business and results of operations.

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

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

In addition to the operational risks described above, our informational technology systems are also exposed to increasing risks related to cybersecurity-related incidents. Cybersecurity attacks by third parties with malicious intent, including but not limited to, attacks on our or our vendors’ information technology infrastructure and unauthorized attempts to gain access to our confidential information, pose risks to our company. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks, and other methods. We take measures to minimize the risk of a cyber-attack including utilization of multi-factor authentication, deployment of firewalls, virtual private networks for mobile connections, elevated access controls, standardized vendor access, active patching monitoring / logging, and regular training of our employees related to protecting sensitive information and recognizing “phishing” attacks. The measures we employ may not be sufficient in preventing or timely detecting breaches or cyber-attacks due to the evolving nature and ever-increasing abilities of cyber-attackers. Depending on the severity of the breach or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. In addition, cybersecurity breaches could subject us to civil liability to customers and other third parties as well as fines and penalties imposed by governmental or regulatory authorities, which could be substantial. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from breaches of our systems. In addition, our business operations may be disrupted, and our results of operations may be impaired, by the impact of breaches or cyber-attacks on our vendors, and these potential disruptions and impairments may not be covered by our insurance policies.

As has historically been the case in the broadcast sector, loss of, or changes in, affiliation agreements or retransmission consent agreements could adversely affect operating results for our stations

Most of our stations are covered by our network affiliation agreements with the major broadcast television networks (ABC, CBS, NBC, and Fox). Under these agreements, the television networks produce and distribute programming to us in exchange for our stations’ commitments to air the programming at specified times and to pay the networks monetary compensation and other consideration, such as commercial announcement time during the programming. The cost of network affiliation agreements represents a significant portion of our television operating expenses.

Each of our network affiliation agreements has a stated expiration date. With respect to the major broadcast networks, our principal expirations occur in the following years: NBC-early 2024, CBS-2028, ABC-2023 and Fox-2025. If renewed, our network affiliation agreements may be renewed on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

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

Our retransmission consent agreements with major cable, satellite and telecommunications service providers (also referred to as multichannel video programming distributors or MVPDs) permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us (which we classify as subscription revenues). This source of revenue represented approximately 47% of our 2022 total revenues. We recently renewed distribution agreements with multiple major MVPDs. On occasion, we may not be able to agree on mutually acceptable terms when negotiating such renewals. When this happens, the MVPD will be required to cease airing our programming (commonly referred to as a “blackout” or “going dark”), and we will not be compensated by the MVPD during the period of the blackout. Future blackouts, should they occur, or if we are unable to renew our retransmission agreements on market terms, or at all, could negatively impact our business, financial condition and results of operations.

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

Changes in the regulatory environment could increase our costs or limit our opportunities for growth

Our stations are subject to various obligations and restrictions under the Communications Act of 1934, as amended (the Communications Act), and FCC regulations. These requirements may be affected by legislation, FCC actions, or court decisions, and any such changes may affect the performance of our business, such as by imposing new obligations or by limiting our television stations’ exclusivity or retransmission consent rights. Broadcast station acquisitions also are subject to FCC review and approval. If FCC rules and policies, including broadcast ownership rules become more restrictive, our opportunities to grow our broadcast business through acquisitions or other strategic transactions could be impaired.

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

Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that the spin-off is taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of TEGNA or the spun-off business after the separation. If the spin-off was determined to be taxable for U.S. federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Our 2017 tax year is currently under examination by the Internal Revenue Service and the relevant federal statute of limitations remains open until November 30, 2023.

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations or to refinance our existing debt at reasonable rates and terms as it matures

As of December 31, 2022, we had approximately $3.09 billion in debt and approximately $1.49 billion of undrawn additional borrowing capacity under our revolving credit facility that expires in 2024. Our fixed rate term debt matures at various times during the years 2026-2029. If our operating results deteriorate significantly, we may not be able to pay amounts when due and a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is generally unpredictable and volatile credit markets could make it harder for us to obtain debt financings. In addition, the Merger Agreement prohibits us from incurring, assuming, or guaranteeing any debt, subject to certain exceptions.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $5.36 billion as of December 31, 2022, representing approximately 73% of our total assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary. We may subsequently experience market pressures that could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our approximately 223.6 million outstanding shares of common stock were held by 5,720 shareholders of record as of February 17, 2023. Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA.

Purchases of Equity Securities

In December 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. From 2020 through 2022, no shares were repurchased. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

Dividend Policy

Since 2017, we have been paying a regular quarterly cash dividend. We paid dividends totaling $84.8 million in 2022 and $78.5 million in 2021. We expect to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement.

Comparison of shareholder return – 2018 to 2022

The following graph compares the performance of our common stock during the period December 31, 2017, to December 31, 2022, with the S&P 500 Index, and a peer group index we selected.

Our peer group includes E.W. Scripps Company, Gray Television Inc., Nexstar Media Group, Inc., and Sinclair Broadcast Group, Inc (collectively, the peer group). The peer group includes the largest publicly traded pure-play and diversified television broadcasting companies with meaningful television station assets and broadcast exposure. No such company of relevant scale is excluded from the peer group, except for the television networks, which are part of much larger entities in which television stations are a relatively small part of the aggregate enterprise.

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of each peer group index also are weighted by market capitalization.

The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index, and the peer group index as of closing on December 31, 2017. It assumes that dividends were reinvested monthly with respect to our common stock, daily with respect to the S&P 500 Index and monthly with respect to the peer group company.

		INDEXED RETURNS
		Years Ending
Company Name / Index	2017	2018	2019	2020	2021	2022
TEGNA Inc.	100	$79.03	$123.59	$105.49	$143.02	$166.22
S&P 500 Index	100	$95.62	$125.72	$148.85	$191.58	$156.88
Peer Group	100	$88.58	$121.26	$114.85	$139.81	$128.18

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

We have one operating and reportable segment. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g., 2022, 2020. etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals and distribution of our local news content.

On February 22, 2022, we entered into the Merger Agreement with Parent, Merger Sub, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General and CMG and certain of its subsidiaries. See Part I, Item 1, “Business” and Item 1A, “Risk Factors”.

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

As discussed above, our operating results are subject to significant fluctuations across yearly periods (driven by even-year election cycles). As such, in addition to one year ago comparisons, our management team and Board of Directors also review current period operating results compared to the same period two years ago (e.g., 2022 vs. 2020). We believe this comparison will also provide useful information to investors, and therefore, we have supplemented our prior year comparison of consolidated results to also include a comparison against 2020 results (through operating income). In recent years, our business has evolved toward generating more recurring and highly profitable revenue streams, driven by the increased contribution of political and subscription revenue streams as a percentage of our total revenue. Such revenues have been a majority of our overall revenue the past few years and we expect this to continue.

For a comparative discussion of our results of operations for the years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

A consolidated summary of our results is presented below (in thousands, except per share amounts):

	2022	2021	Change from 2021	2020	Change from 2020
Revenues:	$3,279,245	$2,991,093	10%	$2,937,780	12%

Operating expenses:
Cost of revenues	1,693,221	1,598,759	6%	1,503,287	13%
Business units - Selling, general and administrative expenses	414,530	396,446	5%	365,601	13%
Corporate - General and administrative expenses	60,108	68,127	(12%)	73,295	(18%)
Depreciation	61,195	64,841	(6%)	66,880	(9%)
Amortization of intangible assets	59,882	63,011	(5%)	67,690	(12%)
Spectrum repacking reimbursements and other, net	(323)	(2,307)	(86%)	(9,955)	(97%)
Total	2,288,613	2,188,877	5%	2,066,798	11%
Operating income	990,632	802,216	23%	870,982	14%
Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(4,473)	(9,713)	(54%)	10,397	***
Interest expense	(174,022)	(185,650)	(6%)	(210,294)	(17%)
Other non-operating items, net	21,431	6,825	***	(34,029)	***
Total	(157,064)	(188,538)	(17%)	(233,926)	(33%)
Income before income taxes	833,568	613,678	36%	637,056	31%
Provision for income taxes	202,370	135,481	49%	154,293	31%
Net Income	$631,198	$478,197	32%	$482,763	31%
Earnings per share-basic	$2.82	$2.15	31%	$2.20	28%
Earnings per share-diluted	$2.81	$2.14	31%	$2.19	28%
*** Not meaningful

Revenues

Our Subscription revenue category includes revenue earned from cable and satellite providers for the right to carry our signals and from OTT streaming services for the distribution of TEGNA stations on their streaming platform. Our AMS category includes all sources of our traditional television advertising and digital revenues including Premion and other digital advertising and marketing revenues across our platforms.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	2022	2021	Change from 2021	2020	Change from 2020
Subscription	$1,530,402	$1,466,433	4%	$1,286,611	19%
Advertising & Marketing Services	1,363,417	1,428,082	(5%)	1,174,774	16%
Political	341,110	60,573	***	445,535	(23%)
Other	44,316	36,005	23%	30,860	44%
Total revenues	$3,279,245	$2,991,093	10%	$2,937,780	12%

2022 vs. 2021

Total revenues increased $288.2 million in 2022. The net increase was primarily due to $280.5 million growth in political revenue due to contested primaries and the mid-term elections. Also contributing to the increase was $64.0 million growth in subscription revenue primarily due to annual rate increases under existing agreements, partially offset by declines in subscribers. Partially offsetting these increases was a $64.7 million decline in AMS revenue. The decline in revenue was partially due to the crowd out effect of political revenue as well as the cyclical difference from the Summer Olympics in 2021 compared to Winter Olympics in 2022. Additionally, macroeconomic headwinds negatively impacted AMS revenue.

2022 vs. 2020

Total revenues increased $341.5 million in 2022. The net increase was primarily due to $243.8 million growth in subscription revenue mainly due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers. Also contributing was $188.6 million growth in AMS revenue reflecting higher demand for advertising despite current macroeconomic headwinds in 2022 (as fiscal year 2020 was adversely impacted by reduced demand due to the COVID-19 pandemic). These increases were partially offset by a $104.4 million decrease in political revenue primarily due to 2020 being a presidential election year as well as having two Georgia Senate runoffs.

Cost of revenues

2022 vs. 2021

Cost of revenues increased $94.5 million in 2022. This increase was partially due to a $49.8 million growth in programming costs driven by rate increases under newly negotiated and existing affiliation agreements. Higher digital expenses of $37.8 million driven by growth in Premion also contributed to the increase.

2022 vs. 2020

Cost of revenues increased $189.9 million in 2022. This increase was primarily due to a $122.6 million growth in programming costs driven by rate increases under existing and newly renegotiated affiliation agreements and growth in subscription revenue (certain programming costs are linked to such revenues). Higher digital expenses of $45.4 million driven by growth in Premion also contributed to the increase.

Business units - Selling, general and administrative expenses

2022 vs. 2021

Business unit selling, general, and administrative (SG&A) expenses increased $18.1 million in 2022. The increase was mainly due to a $14.6 million increase in selling costs, primarily sales compensation, driven by growth in advertising revenue. Also contributing to the increase was a $3.8 million absence in 2022 of a reduction in bad debt expense primarily attributed to improved collection trends which occurred in 2021. These increases were partially offset by an $8.6 million decline in professional fees.

2022 vs. 2020

Business unit SG&A expenses increased $48.9 million in 2022. The increase was mainly due to a $37.7 million increase in selling costs, primarily sales compensation, driven by growth in advertising revenue.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance, as well as activities and costs not directly attributable to the operations of our media business (e.g., advisory fees related to M&A).

2022 vs. 2021

Corporate general and administrative expenses decreased $8.0 million in 2022. The decrease was primarily driven by the absence in 2022 of $16.6 million of advisory fees incurred in 2021 related to activism defense, a $4.9 million decline in professional fees, $0.6 million decline in stock based compensation expense, partially offset by a $16.8 million increase in M&A-related costs.

2022 vs. 2020

Corporate general and administrative expenses decreased $13.2 million in 2022. The decrease was primarily driven by the absence in 2022 of $23.1 million of advisory fees incurred in 2020 related to activism defense partially offset by $15.9 million increase in M&A related costs.

Depreciation expense

2022 vs. 2021

Depreciation expense decreased $3.6 million in 2022 due to the expense impact of certain assets reaching the end of their assumed useful lives being more significant than the impact of new assets being placed into service.

2022 vs. 2020

Depreciation expense decreased $5.7 million in 2022 due to the expense impact of certain assets reaching the end of their assumed useful lives being more significant than the impact of new assets being placed into service.

Amortization of intangible assets

2022 vs. 2021

Intangible asset amortization expense decreased $3.1 million in 2022. The decrease is due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2022 vs. 2020

Intangible asset amortization expense decreased $7.8 million in 2022. The decrease is due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Spectrum repacking reimbursements and other, net

2022 vs. 2021

We had other net gains of $0.3 million in 2022 compared to net gains of $2.3 million in 2021. The 2022 activity is related to reimbursements received from the FCC for required spectrum repacking. The 2021 activity includes $4.9 million of FCC repacking reimbursements, partially offset by a $1.5 million contract termination fee and a $1.1 million write off of certain assets.

2022 vs. 2020

We had other net gains of $0.3 million in 2022 compared to net gains of $10.0 million in 2020. The 2022 activity consists of the items discussed above. The 2020 net gains primarily consisted of $13.2 million of FCC repacking reimbursements, partially offset by a $2.1 million impairment charge due to the retirement of a brand name and a $1.1 million FCC license impairment charge.

Operating income

2022 vs. 2021

Our operating income increased $188.4 million in 2022. This increase was driven by the changes in revenue and expenses discussed above, but primarily due to an increase in high-margin political revenue.

2022 vs. 2020

Operating income increased $119.7 million in 2022. The increase was driven by the changes in revenue and expenses discussed above, most notably the increases in subscription and AMS revenues as well as programming expense.

Programming and payroll expense trends

Programming and payroll expenses are the two largest elements of our operating expenses, and are summarized below, expressed as a percentage of total operating expenses. Programming expenses as a percentage of total operating expenses have increased due to an increase in reverse compensation payments to our network affiliation partners. Payroll expenses have increased during 2022, but as a percentage of total operating expenses have decreased in 2022.

	Percentage of total operating expenses
Expense Category	2022	2021	2020
Programming expenses	41.6%	41.2%	40.1%
Payroll expenses	24.7%	25.8%	26.7%

Non-operating income and expense

Equity income: This income statement category reflects earnings or losses from investments that we account for using the equity method of accounting. Equity loss decreased from $9.7 million in 2021 to a loss of $4.5 million in 2022. The 2022 and 2021 losses were primarily due to equity losses from our CareerBuilder investment.

Interest expense: Interest expense decreased $11.6 million in 2022 as compared to 2021, primarily due to a lower average outstanding total debt balance, partially offset by higher interest rates. The total average outstanding debt was $3.11 billion in 2022 compared to $3.41 billion in 2021. The impact of the decrease in outstanding debt was partially offset by an increase in the weighted average interest rate on total outstanding debt, which was 5.26% in 2022 compared to 5.15% in 2021.

A further discussion of our borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 33 and in Note 5 to the consolidated financial statements.

Other non-operating items, net: Other non-operating items increased $14.6 million from a net income of $6.8 million in 2021 to a net income of $21.4 million in 2022. This increase was primarily due to a $20.8 million gain recognized on our available-for-sale investment in MadHive (see Note 3 to the consolidated financial statements) and an increase of $6.9 million in interest income, primarily from interest earned on time deposit investments. These increases were partially offset by a $15.1 million increase in postretirement expense.

Provision for income taxes

We reported pre-tax income of $833.6 million for 2022. The effective tax rate on pre-tax income was 24.3%. The 2022 effective tax rate increased compared to 22.1% in 2021 primarily due to a valuation allowance recorded on a minority investment, nondeductible M&A-related transaction costs incurred, and the absence in 2022 of net deferred tax benefits as a result of state tax planning strategies implemented in 2021. Partially offsetting the increase were tax benefits from the utilization of capital loss carryforwards in connection with certain transactions and the release of the associated valuation allowance. Further information concerning income tax matters is contained in Note 4 of the consolidated financial statements.

Net income

Net income and related per share amounts are presented in the table below (in thousands, except per share amounts):

	2022	Change	2021
Net income	$631,198	32%	$478,197
Per basic share	$2.82	31%	$2.15
Per diluted share	$2.81	31%	$2.14

Our 2022 earnings per share were higher than 2021 due to the factors discussed above including, most notably, the increase in political revenue due to contested primaries and the mid-term elections and increase in subscription revenue, partially offset by declines in AMS revenue due to macroeconomic headwinds and the crowd out effect of political revenue.

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

We discuss in this Form 10-K non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” which are described in detail below in the section titled “Discussion of special charges and credits affecting reporting results”. We believe that such expenses and gains are not indicative of normal, ongoing operations. While these items should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses, charges and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net (income) loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity (loss) income in unconsolidated investments, net, (5) other non-operating items, net, (6) M&A-related costs, (7) advisory fees related to activism defense, (8) spectrum repacking reimbursements and other, net, (9) depreciation and (10) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges and credits affecting reported results: Our results during 2022 and 2021 included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Results for the year ended December 31, 2022:

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

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income (in thousands, except per share amounts):

		Special Items
Year ended Dec. 31, 2022	GAAP measure	M&A-related costs	Other non-operating items	Spectrum repacking reimbursements and other	Special tax items	Non-GAAP measure
Corporate - General and administrative expenses	$60,108	$(20,517)	$—	$—	$—	$39,591
Spectrum repacking reimbursements and other, net	(323)	—	—	323	—	—
Operating expenses	2,288,613	(20,517)	—	323	—	2,268,419
Operating income	990,632	20,517	—	(323)	—	1,010,826
Other non-operating items, net	21,431	—	(18,308)	—	—	3,123
Total non-operating expenses	(157,064)	—	(18,308)	—	—	(175,372)
Income before income taxes	833,568	20,517	(18,308)	(323)	—	835,454
Provision for income taxes	202,370	233	168	(78)	(4,529)	198,164
Net income attributable to TEGNA Inc.	630,469	20,284	(18,476)	(245)	4,529	636,561
Earnings per share - diluted (a)	$2.81	$0.09	$(0.08)	$—	$0.02	$2.83

(a) Per share amounts do not sum due to rounding.

		Special Items
Year ended Dec. 31, 2021	GAAP measure	Advisory fees related to activism defense	M&A-related costs	Other non-operating items	Spectrum repacking reimbursements and other	Special tax items	Non-GAAP measure
Corporate - General and administrative expenses	$68,127	$(16,611)	$(3,738)	$—	$—	$—	$47,778
Spectrum repacking reimbursements and other, net	(2,307)	—	—	—	2,307	—	—
Operating expenses	2,188,877	(16,611)	(3,738)	—	2,307	—	2,170,835
Operating income	802,216	16,611	3,738	—	(2,307)	—	820,258
Equity loss in unconsolidated investments, net	(9,713)	—	—	—	—	—	(9,713)
Other non-operating items, net	6,825	—	—	507	—	—	7,332
Total non-operating expenses	(188,538)	—	—	507	—	—	(188,031)
Income before income taxes	613,678	16,611	3,738	507	(2,307)	—	632,227
Provision for income taxes	135,481	4,291	60	127	(605)	14,138	153,492
Net income attributable to TEGNA Inc.	476,955	12,320	3,678	380	(1,702)	(14,138)	477,493
Earnings per share - diluted	$2.14	$0.06	$0.02	$—	$(0.01)	$(0.06)	$2.15

Non-GAAP consolidated results

The following is a comparison of our as adjusted non-GAAP financial results for certain line items between 2022 and 2021. Changes between the periods are driven by the same factors summarized above in the “Results of Operations” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts).

	2022	Change	2021
Adjusted operating expenses	$2,268,419	4%	$2,170,835
Adjusted operating income	1,010,826	23%	820,258
Adjusted other non-operating income	3,123	(57%)	7,332
Adjusted total non-operating (expense)	(175,372)	(7%)	(188,031)
Adjusted income before income taxes	835,454	32%	632,227
Adjusted provision for income taxes	198,164	29%	153,492
Adjusted net income attributable to TEGNA Inc.	636,561	33%	477,493
Adjusted earnings per share - diluted	$2.83	32%	$2.15

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA (inclusive and exclusive of Corporate expenses) to net income attributable to TEGNA Inc. presented in accordance with GAAP on our Consolidated Statements of Income is presented below (in thousands):

	2022	Change	2021
Net income attributable to TEGNA Inc. (GAAP basis)	$630,469	32%	$476,955
Plus: Net income attributable to redeemable noncontrolling interest	729	(41%)	1,242
Plus: Provision for income taxes	202,370	49%	135,481
Plus: Interest expense	174,022	(6%)	185,650
Plus: Equity loss in unconsolidated investments, net	4,473	(54%)	9,713
Less: Other non-operating items, net	(21,431)	***	(6,825)
Operating income (GAAP basis)	$990,632	23%	$802,216
Plus: M&A-related costs	20,517	***	3,738
Plus: Advisory fees related to activism defense	—	(100)	16,611
Less: Spectrum repacking reimbursements and other, net	(323)	(86%)	(2,307)
Adjusted operating income (non-GAAP basis)	$1,010,826	23%	$820,258
Plus: Depreciation	61,195	(6%)	64,841
Plus: Amortization of intangible assets	59,882	(5%)	63,011
Adjusted EBITDA (non-GAAP basis)	$1,131,903	19%	$948,110
Corporate - General and administrative expense (non-GAAP basis)	39,591	(17%)	47,778
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$1,171,494	18%	$995,888
*** Not meaningful

Adjusted EBITDA margin was 36% (without corporate expense) and 35% including corporate expense. Our total Adjusted EBITDA increased $183.8 million or 19% in 2022 compared to 2021. This increase was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in political revenue due to the mid-term elections and subscription revenue from annual rate increases under existing and newly renegotiated retransmission agreements.

Free cash flow reconciliation

Reconciliations from “Net income attributable to TEGNA Inc.” to “Free cash flow” are presented below (in thousands):

	Two-year period ended Dec. 31,
	2022	2021
Net Income attributable to TEGNA Inc. (GAAP basis)	$1,107,424	$959,733
Plus: Provision for income taxes	337,851	289,774
Plus: Interest expense	359,672	395,944
Plus: M&A-related costs	24,255	8,326
Plus: Depreciation	126,036	131,721
Plus: Amortization	122,893	130,701
Plus: Stock-based compensation	61,996	51,821
Plus: Company stock 401(k) contribution	35,803	33,611
Plus: Syndicated programming amortization	139,482	141,752
Plus: Reimbursement from Company-owned life insurance policies	1,929	1,005
Plus: Workforce restructuring expense	—	1,021
Plus: Advisory fees related to activism defense	16,611	39,698
Plus: Cash dividend from equity investments for return on capital	5,633	11,806
Plus: Cash reimbursements from spectrum repacking	5,265	18,122
Plus: Net income attributable to redeemable noncontrolling interest	1,971	1,227
Plus (Less): Equity income (loss) in unconsolidated investments, net	14,186	(684)
(Less) Plus: Other non-operating items, net	(28,256)	27,204
Less: Income tax payments	(350,259)	(264,053)
Less: Spectrum repacking reimbursement and other, net	(2,630)	(12,262)
Less: Syndicated programming payments	(139,252)	(147,305)
Less: Pension contributions	(12,125)	(11,470)
Less: Interest payments	(347,336)	(380,569)
Less: Purchases of property and equipment	(114,409)	(108,575)
Free cash flow (non-GAAP basis)	$1,366,740	$1,318,548

Revenue	$6,270,338	$5,928,873
Free cash flow as a % of revenue	21.8%	22.2%

Our free cash flow, a non-GAAP performance measure, was $1.37 billion and $1.32 billion for the two-year periods ended December 31, 2022 and 2021, respectively. The increase in free cash flow is primarily due to increases in subscription and AMS revenue.
FINANCIAL POSITION

Liquidity and capital resources

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, dividends, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $84.8 million in 2022 and $78.5 million in 2021. We expect to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement. The Merger Agreement also does not permit us to repurchase our common stock. As a result of these two restrictions, our cash balance has increased from $57.0 million at the end of 2021 to $551.7 million at the end of 2022. During 2022, we primarily deployed surplus cash in time deposit investments, given the limitations under the Merger Agreement.

As of December 31, 2022, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement, was 2.38x, well below the permitted leverage ratio of less than 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion.

Contractual obligations

An important use of our liquidity pertains to purchasing programming rights. Most of our stations have network affiliations agreements with major broadcast networks (ABC, CBS, Fox, and NBC). Under these agreements, the television networks produce and distribute programming to us in exchange for our stations’ commitments to air the programming at specified times and to pay the networks monetary compensation and other consideration, such as commercial announcement time during the programming. The network affiliation agreements have multi-year terms. In addition, programming rights include acquired syndicated programming (television series and movies that are purchased on a group basis for use by our owned stations). These contracts typically cover a period of up to five years, with payments typically made over several years. As of December 31, 2022, we had total programming commitments of $2.83 billion, of which $862.5 million will be settled within the next twelve months. See Note 11 to the consolidated financial statements for further details regarding programming commitments.

We also secure our on-air talent and other key personnel at our television stations through multi-year talent and employment agreements. We expect our contracts for talent and other key personnel will be renewed or replaced with similar agreements upon their expiration. As of December 31, 2022, amounts due under these contracts were approximately $266.7 million, of which approximately $149.0 million will be paid within the next twelve months.

Other material contractual obligations include our operating leases (see Note 7 to the consolidated financial statements for further details) as well as our long-term debt and interest payments (see ‘Long-term debt’ section below, as well as Note 5 to the consolidated financial statements for further details).

Cash Flows

The following table provides a summary of our cash flow information for the three years ended December 31, 2022 followed by a discussion of the key elements of our cash flows (in thousands):

	2022	2021	2020
Cash at beginning of year	$56,989	$40,968	$29,404

Operating activities:
Net income	631,198	478,197	482,763
Depreciation, amortization and other non-cash adjustments	180,779	204,461	202,189
Pension contributions, net of expense (income)	(3,487)	(19,139)	(10,400)
(Increase) decrease in accounts receivable	(15,365)	(88,687)	27,474
Increase (decrease) in interest and taxes payable	15,330	(53,303)	66,466
Other, net	3,696	(19,917)	36,644
Net cash flows from operating activities	812,151	501,612	805,136

Investing activities:
Purchase of property and equipment	(51,333)	(63,076)	(45,499)
Payments for acquisitions of businesses, net of cash acquired	—	(13,335)	(34,841)
All other investing activities	101	7,155	20,819
Net cash used for investing activities	(51,232)	(69,256)	(59,521)

Net cash used for financing activities	(266,227)	(416,335)	(734,051)

Net change in cash	494,692	16,021	11,564
Cash at end of year	$551,681	$56,989	$40,968

Operating Activities

Cash flow from operating activities was $812.2 million in 2022, compared to $501.6 million in 2021. This $310.6 million increase was primarily driven by a $280.5 million increase in political revenue. As political advertisements are typically paid upfront, they provide an immediate benefit to operating cash flow as compared to non-political advertising which is billed and collected in arrears after the advertisement has been aired. Also contributing to the increase in operating cash flow was a favorable change in accounts receivable of $73.3 million, primarily due to timing of cash payments related to AMS revenue and an increase in subscription revenue. These increases were partially offset by a year over year unfavorable change in accounts payable of $11.8 million.

Investing Activities

Cash flow used for investing activities was $51.2 million in 2022, compared to $69.3 million in 2021. The decrease of $18.1 million was primary due to $13.3 million being spent on an acquisition in 2021 and an absence of acquisitions in 2022. Also contributing to the decrease was reduced spend for the purchase of property and equipment of $11.7 million. These favorable changes were partially offset by a $4.6 million reduction in reimbursements from spectrum repacking in 2022 as compared to 2021.

Financing Activities

Cash flow used for financing activities was $266.2 million in 2022, compared to $416.3 million in 2021. The change was primarily due to debt activity. In 2022, we had net repayments of $166.0 million on our revolving credit facility as compared to net repayments of $189.0 million in 2021. In addition, in 2021 we repaid the remaining $137 million of our 5.5% unsecured senior notes, which were due in September 2024.

For a comparative discussion of changes in our cash flow comparing the years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Financial Position” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Long-term debt

As of December 31, 2022, our total principal debt outstanding was $3.09 billion, cash and cash equivalents totaled $551.7 million, and we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility. As of December 31, 2022, $3.09 billion, 100%, of our debt, had a fixed interest rate. See “Note 5 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt.

While the Merger Agreement permits borrowings under our revolving credit facility, we did not have any outstanding borrowings under our revolving credit facility as of December 31, 2022. Future interest payments on the revolving credit facility are not known with certainty as payments into and out of the credit facility can change daily and interest payments are based on variable interest rates. Under our revolving credit agreement, we have the ability to draw loans based on two different interest rate indices, one of which is LIBOR based. We are able to draw LIBOR-based loans based on one month, three month, six month and twelve month durations originated through June 2023. We are working with our lenders to establish alternative interest rate measurements for periods subsequent to June 2023. The transition from LIBOR is not expected to have a material impact on the Company.

We expect our existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months and beyond. Interest payments on the senior notes are based on the stated cash coupon rate. As of December 31, 2022, we had future interest payments on our senior notes of $844.0 million, of which $160.3 million will be paid within the next twelve months.

The following schedule discloses future annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2022
2023	$—
2024	—
2025	—
2026	550,000
2027	440,000
Thereafter	2,100,000
Total	$3,090,000

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. As of December 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Capital stock

In December 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. From 2020 through 2022, no shares were repurchased. Certain of the shares we previously acquired have been reissued in settlement of employee stock awards. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

Our common stock outstanding as of December 31, 2022, totaled 223,448,206 shares, compared with 221,406,177 shares as of December 31, 2021.

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

Goodwill: As of December 31, 2022, our goodwill balance was $2.98 billion and represented approximately 41% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

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

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2022, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our one reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a control premium. In the fourth quarter of 2022 we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit exceeded its carrying value by more than 20 percent. Accordingly, we believe that the reporting unit is not at risk of triggering a goodwill impairment in the foreseeable future.

Impairment assessment inherently involves management judgments regarding the assumptions described above. Fair value of the reporting unit also depends on the future strength of the economy in our principal media markets. New and developing competition as well as technological change could also adversely affect our stock price and future fair value estimates.

Indefinite Lived Intangibles: This category consists entirely of FCC broadcast licenses related to our acquisitions of television stations. As of December 31, 2022, indefinite lived intangible assets were $2.12 billion and represented approximately 29% of our total assets.

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

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2022, we elected to perform the quantitative assessment for certain FCC licenses which have experienced limited headroom in recent years. The aggregate carrying value of such licenses is $412.2 million. No impairment charges were recorded as a result of this analysis.

We performed the optional qualitative assessment for all of our other FCC licenses, which represented an aggregate carrying value of $1.71 billion. In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in the discount rate. The results of our qualitative procedures showed no material adverse change in inputs that would indicate an impairment exists since the last quantitative test of these assets. As such, we concluded it was more likely than not that the fair value of these indefinite lived FCC broadcast licenses was more than their carrying amounts and therefore, we did not perform a quantitative test on these licenses in 2022.

Changes in key fair value assumptions used in our analysis could result in future non-cash impairment charges, and any related impairment could have a material adverse impact on our results of operations. Changes in key fair value assumptions that could result in a future impairment charge include increases in discount rates and declines in market revenues. A 100 basis point increase in our discount rate or a 10% decline in market revenues (holding all other assumptions in the fair value model constant) would result in an aggregate impairment charge of approximately $16.0 million or less.

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

The most important assumptions include the discount rate applied to pension plan obligations and the expected long-term rate of return on plan assets related for the TRP (the SERP is an unfunded plan). The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. A decrease in discount rates would increase pension obligations while an increase in discount rate would reduce pension obligations.

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. For 2022, we assumed a rate of 3.75% for our long-term expected return on pension assets used for our TRP plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a plus or minus 50 basis points change in the expected rate of return on pension assets (with all other assumptions held constant) would have decreased or increased estimated pension plan expense for 2022 by approximately $2.6 million. The effects of actual results differing from this assumption is initially accumulated as unamortized gains and losses and later amortized to expense on the Consolidated Statement of Income.

For the December 31, 2022 measurement, the assumption used for the discount rate was 5.50% for our TRP and SERP plans. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a plus or minus 50 basis points change in the discount rate as of the end of 2022 (with all other assumptions held constant) would have decreased or increased plan obligations by approximately $18.5 million. For 2022, the discount rate used to determine the pension expense was 2.90%. A 50 basis points increase or decrease in this discount rate would have decreased or increased total pension plan expense for 2022 by approximately $0.6 million.

Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2022, deferred tax asset valuation allowances totaled $26.3 million, primarily related to minority investments, federal and state interest disallowance carryforwards, accrued compensation costs, state net operating loss carryforwards, and state capital loss carryforwards. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates and changes in the market value of financial instruments. Historically, our main exposure to market risk has related to interest rates. As of December 31, 2022, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the consolidated financial statements for information regarding the fair value of our long-term debt.

We believe that our market risk from financial instruments, such as cash equivalents, accounts receivable, accounts payable and debt, is not material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TEGNA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TEGNA Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Quantitative impairment assessments for certain FCC broadcast licenses.

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated FCC broadcast licenses balance was $2.1 billion as of December 31, 2022. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. In 2022, management elected to perform the quantitative assessment for certain FCC broadcast licenses with an aggregate carrying value of $412.2 million. In performing its quantitative assessment, fair value is estimated by management using an income approach called the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and the discount rate (determined by management using a weighted average cost of capital).

The principal considerations for our determination that performing procedures relating to the quantitative impairment assessments for certain FCC broadcast licenses is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain FCC broadcast licenses; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market revenues, estimated profit margins based on market size and station type, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments, including controls over the valuation of the Company’s FCC broadcast licenses. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to market revenues, estimated profit margins based on market size and station type, and the discount rate. Evaluating management’s assumptions related to market revenues and estimated profit margins based on market size and station type involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the related business in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 27, 2023
We have served as the Company’s auditor since 2018.

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
	Dec. 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$551,681	$56,989
Accounts receivable, net of allowances of $3,697 and $4,371, respectively	658,318	642,280
Other receivables	13,493	15,496
Syndicated programming rights	44,064	53,100
Prepaid expenses and other current assets	36,152	19,724
Total current assets	1,303,708	787,589
Property and equipment
Land	86,447	86,447
Buildings and improvements	346,341	341,112
Equipment, furniture and fixtures	625,754	615,531
Construction in progress	8,649	10,761
Total	1,067,191	1,053,851
Less accumulated depreciation	(610,138)	(586,656)
Net property and equipment	457,053	467,195
Intangible and other assets
Goodwill	2,981,587	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $348,087 and $298,593, respectively	2,381,606	2,441,488
Right-of-use assets for operating leases	78,448	87,279
Investments and other assets	126,494	152,508
Total intangible and other assets	5,568,135	5,662,862
Total assets	$7,328,896	$6,917,646

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts
	Dec. 31,
	2022	2021

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$76,212	$72,996
Accrued liabilities
Compensation	50,339	55,179
Interest	45,480	45,905
Contracts payable for programming rights	117,743	98,534
Other	78,265	91,098
Income taxes payable	22,985	11,420
Total current liabilities	391,024	375,132
Noncurrent liabilities
Net deferred income tax liabilities	556,131	548,374
Long-term debt	3,069,316	3,231,970
Pension liabilities	73,684	58,063
Operating lease liabilities	79,503	88,970
Other noncurrent liabilities	70,098	79,102
Total noncurrent liabilities	3,848,732	4,006,479
Total liabilities	4,239,756	4,381,611

Commitments and contingent liabilities (see Note 11)

Redeemable noncontrolling interest (see Note 1)	$17,418	$16,129

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	7,898,055	7,459,380
Accumulated other comprehensive loss	(125,533)	(97,216)
Less treasury stock at cost, 100,970,426 shares and 103,012,455 shares, respectively	(5,053,160)	(5,194,618)
Total equity	3,071,722	2,519,906
Total liabilities, redeemable noncontrolling interest and equity	$7,328,896	$6,917,646
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
	Year ended Dec. 31,
	2022	2021	2020

Revenues	$3,279,245	$2,991,093	$2,937,780

Operating expenses:
Cost of revenues[1]	1,693,221	1,598,759	1,503,287
Business units - Selling, general and administrative expenses	414,530	396,446	365,601
Corporate - General and administrative expenses	60,108	68,127	73,295
Depreciation	61,195	64,841	66,880
Amortization of intangible assets	59,882	63,011	67,690
Spectrum repacking reimbursements and other, net (see Note 10)	(323)	(2,307)	(9,955)
Total	2,288,613	2,188,877	2,066,798
Operating income	990,632	802,216	870,982

Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(4,473)	(9,713)	10,397
Interest expense	(174,022)	(185,650)	(210,294)
Other non-operating items, net	21,431	6,825	(34,029)
Total	(157,064)	(188,538)	(233,926)

Income before income taxes	833,568	613,678	637,056
Provision for income taxes	202,370	135,481	154,293
Net Income	631,198	478,197	482,763
Net (income) loss attributable to redeemable noncontrolling interest	(729)	(1,242)	15
Net income attributable to TEGNA Inc.	$630,469	$476,955	$482,778

Earnings per share - basic	$2.82	$2.15	$2.20

Earnings per share - diluted	$2.81	$2.14	$2.19

Weighted average number of common shares outstanding:
Basic shares	223,652	221,504	219,232
Diluted shares	224,486	222,471	219,733
1Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
	Year ended Dec. 31,
	2022	2021	2020

Net income	$631,198	$478,197	$482,763
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	142	743	138
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	4,158	5,217	6,209
Actuarial (loss) gain arising during the period	(21,892)	4,463	22,574
Pension payment timing related charge	300	946	—
Pension and other postretirement benefit items	(17,434)	10,626	28,783
Realized gain on available-for-sale investment during the period	(20,800)	—	—
Unrealized gain on available-for-sale investment during the period	—	20,800	—
Other comprehensive income (loss), before tax	(38,092)	32,169	28,921
Income tax effect related to components of other comprehensive income (loss)	9,775	(8,309)	(7,400)
Other comprehensive income (loss), net of tax	(28,317)	23,860	21,521
Comprehensive income	602,881	502,057	504,284
Comprehensive loss attributable to redeemable non-controlling interest	(729)	(1,242)	15
Comprehensive income attributable to TEGNA Inc.	$602,152	$500,815	$504,299
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars	Year ended Dec. 31,
	2022	2021	2020

Cash flows from operating activities:
Net income	$631,198	$478,197	$482,763
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	61,195	64,841	66,880
Amortization of intangible assets	59,882	63,011	67,690
Stock-based compensation	30,481	31,515	20,306
Company stock 401(k) contribution	18,661	17,142	16,469
Amortization of deferred financing costs, debt discounts and premiums	6,919	8,323	20,251
(Gains) losses on assets	(18,308)	—	12,457
Provision for deferred income taxes	17,476	9,916	8,533
Equity loss (income) in unconsolidated investees, net	4,473	9,713	(10,397)
Pension contributions, net of expense	(3,487)	(19,139)	(10,400)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(15,365)	(88,687)	27,474
Increase in accounts payable	3,216	14,947	7,245
Increase (decrease) in interest and taxes payable	15,330	(53,303)	66,466
(Decrease) increase in deferred revenue	(2,151)	1,589	1,013
Changes in other assets and liabilities, net	2,631	(36,453)	28,386
Net cash flows from operating activities	812,151	501,612	805,136
Cash flows from investing activities:
Purchase of property and equipment	(51,333)	(63,076)	(45,499)
Reimbursement from spectrum repacking	323	4,942	13,180
Payments for acquisitions of businesses and other assets, net of cash acquired	—	(13,335)	(34,841)
Payments for investments	(5,691)	(1,791)	(2,415)
Proceeds from investments	4,997	3,701	5,028
Proceeds from sale of assets	472	303	5,026
Net cash used for investing activities	(51,232)	(69,256)	(59,521)
Cash flows from by financing activities:
Payments of borrowings under revolving credit facilities, net	(166,000)	(189,000)	(548,000)
Dividends paid	(84,756)	(78,465)	(76,465)
Proceeds from borrowings	—	—	1,550,000
Debt repayments	—	(137,000)	(1,623,000)
Payments for debt issuance and premiums for early redemption costs	—	(1,256)	(41,378)
Proceeds from sale of minority ownership interest in Premion	—	—	14,000
Other, net	(15,471)	(10,614)	(9,208)
Net cash used for financing activities	(266,227)	(416,335)	(734,051)
Increase in cash	494,692	16,021	11,564
Balance of cash at beginning of year	56,989	40,968	29,404
Balance of cash at end of year	$551,681	$56,989	$40,968

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$171,095	$179,164	$84,889
Cash paid for interest	$167,533	$179,803	$200,766

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

In thousands of dollars, except per share data
		TEGNA Inc. Shareholders’ Equity
	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance as of Dec. 31, 2019	$—	$324,419	$247,497	$6,655,088	$(142,597)	$(5,494,030)	$1,590,377
Net income	(15)	—	—	482,778	—	—	482,778
Other comprehensive income, net of tax	—	—	—	—	21,521	—	21,521
Total comprehensive income							504,299
Dividends declared: $0.28 per share	—	—	—	(61,278)	—	—	(61,278)
Company stock 401(k) contribution	—	—	(71,808)	—	—	88,277	16,469
Stock-based awards activity	—	—	(80,805)	—	—	71,598	(9,207)
Stock-based compensation	—	—	20,306	—	—	—	20,306
Sale of minority interest in Premion	14,000	—	—	—	—	—	—
Adjusted redeemable NCI to redemption value	948	—	—	(948)	—	—	(948)
Other activity	—	—	(1,923)	—	—	—	(1,923)
Balance as of Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net income	1,242	—	—	476,955	—	—	476,955
Other comprehensive income, net of tax	—	—	—	—	23,860	—	23,860
Total comprehensive income							500,815
Dividends declared: $0.35 per share	—	—	—	(78,466)	—	—	(78,466)
Company stock 401(k) contribution	—	—	(32,777)	(14,795)	—	64,714	17,142
Stock-based awards activity	—	—	(85,436)	—	—	74,823	(10,613)
Stock-based compensation	—	—	31,515	—	—	—	31,515
Adjustment of redeemable noncontrolling interest to redemption value	(46)	—	—	46	—	—	46
Other activity	—	—	1,372	—	—	—	1,372
Balance as of Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906
Net income	729	—	—	630,469	—	—	630,469
Other comprehensive loss, net of tax	—	—	—	—	(28,317)	—	(28,317)
Total comprehensive income							602,152
Dividends declared: $0.38 per share	—	—	—	(84,756)	—	—	(84,756)
Company stock 401(k) contribution	—	—	(19,494)	(22,975)	—	61,130	18,661
Stock-based awards activity	—	—	(12,296)	(83,503)	—	80,328	(15,471)
Stock-based compensation	—	—	30,481	—	—	—	30,481
Adjustment of redeemable noncontrolling interest to redemption value	560	—	—	(560)	—	—	(560)
Other activity	—	—	1,309	—	—	—	1,309
Balance as of Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of business, basis of presentation and summary of significant accounting policies

Description of business: We are an innovative media company serving the greater good of our communities. Our business includes 64 television stations operating in 51 U.S. markets, offering high-quality television programming and digital content. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers on all devices and platforms they use to consume news content. We also own two radio stations in Columbus, OH and leading multicast networks True Crime Network, Twist and Quest. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital and over-the-top (OTT) platforms, including Premion, our OTT advertising network.

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

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into TEGNA (the Merger), with TEGNA continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. The Merger Agreement provides that each share of common stock, par value $1.00 per share, of TEGNA (the Common Stock) outstanding immediately prior to the effective time of the Merger (the Effective Time), other than certain excluded shares, will at the Effective Time automatically be converted into the right to receive (i) $24.00 per share of Common Stock in cash, without interest, plus (ii) additional amounts in cash, without interest, if the Merger does not close within a certain period of time after the date of the Merger Agreement. TEGNA shareholders will receive additional cash consideration in the form of a “ticking fee” of (a) if the Closing Date occurs after November 22, 2022 and before February 22, 2023, an amount in cash equal to (i) $0.00166667 multiplied by (ii) the number of calendar days elapsed after November 22, 2022 to and including the Closing Date, (b) if the Closing Date occurs on or after February 22, 2023 and before March 22, 2023, an amount in cash equal to (i) $0.15333333 plus (ii)(A) $0.0025 multiplied by (B) the number of calendar days elapsed after February 22, 2023 to and including the Closing Date, (c) if the Closing Date occurs on or after March 22, 2023 and before April 22, 2023, an amount in cash equal to (i) $0.22333333 plus (ii)(A) $0.00333333 multiplied by (B) the number of calendar days elapsed after March 22, 2023 to and including the Closing Date and (d) if the Closing Date occurs on or after April 22, 2023 and before May 22, 2023, an amount in cash equal to (i) $0.3266667 plus (ii)(A) $0.00416667 multiplied by (B) the number of calendar days elapsed after April 22, 2023 to and including the Closing Date.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain specified circumstances, Parent will be required to pay TEGNA a termination fee of either $136.0 million or $272.0 million.

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

On May 17, 2022 the stockholders of TEGNA voted to adopt the Merger Agreement. On February 21, 2023, TEGNA elected, pursuant to the terms of the Merger Agreement, to extend the Outside Date (as defined in the Merger Agreement) from 5:00 p.m.

Eastern time on February 22, 2023 to 5:00 p.m. Eastern time on May 22, 2023. All waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Merger and related transactions have expired. The closing of the Merger remains subject to the approval of the Federal Communications Commission (the “FCC”) and customary closing conditions. On February 24, 2023, the FCC issued a hearing designation order with respect to the transaction. TEGNA is currently evaluating its options.

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

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. Bad debt expense is included in “Business units - Selling, general and administrative expenses” on our Consolidated Statements of Income. In 2022, we had bad debt expense of $3.1 million. In 2021, we had a net reversal of bad debt expense of $(0.7) million due to improved collection trends in 2021 and we had bad debt expense of $8.0 million in 2020. Write-offs of trade receivables (net of recoveries) were $3.8 million in 2022, $1.9 million in 2021 and $4.7 million in 2020.

Property and equipment: Property and equipment are recorded at cost, and depreciation expense is recorded generally on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are generally: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, 3 to 25 years. Expenditures for maintenance and repairs are expensed as incurred.

Valuation of long-lived assets: We review the carrying amount of long-lived assets (mostly property and equipment and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment charges in 2021 related to long-lived assets. See Note 10 for further discussion.

Goodwill and indefinite-lived intangible assets: The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

Our goodwill balance was $2.98 billion as of both December 31, 2022 and 2021. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances indicate that the fair value of our reporting unit may be below its carrying amount.

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2022, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a reasonable control premium. In the fourth quarter of 2022, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value.

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

In 2022, we elected to perform the quantitative assessment for certain FCC licenses which have experienced limited headroom in recent years. The aggregate carrying value of such licenses is $412.2 million. No impairment charges were recorded as a result of this analysis. However, material adverse changes in any of the significant valuation inputs could result in future declines in the fair value of these FCC license assets, and could result in non-cash impairment charges which could have a material adverse impact on our future results from operations and financial position.

We performed the optional qualitative assessment for all of our other FCC licenses, which represented an aggregate carrying value of $1.71 billion. In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in the discount rate. The results of our qualitative procedures showed no material adverse change in inputs that would indicate an impairment exists since the last quantitative test of these assets. As such, we concluded it was more likely than not that the fair value of these indefinite lived FCC broadcast licenses was more than their carrying amounts and therefore, we did not perform a quantitative test on these licenses in 2022.

Investments and other assets: Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income on our Consolidated Statement of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain of the investments.

Investments in the equity of non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as a non-operating expense on our Consolidated Statements of Income. As of December 31, 2022 and 2021, such investments totaled $20.2 million and $20.3 million, respectively. During 2022, we recorded a $2.5 million impairment charge on one such investment. In 2021, we recorded a $1.9 million gain for one of these investments and a $1.9 million impairment charge on a different investment. During 2020, we recorded a $9.2 million impairment charge related to the decline in fair value of one of our investees.

Our television stations are party to program broadcasting contracts which provide us with rights to broadcast syndicated programs, original series and films. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Program assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based on when the programming is expected to air. Expense is recognized on a straight line basis which appropriately matches the cost of the programs with the revenues associated with them. During 2022, 2021 and 2020, we incurred programming expense of $68.8 million, $70.7 million and $71.1 million, respectively. Programming expense is included in “Cost of revenues” within our Consolidated Statements of Income. As of December 31, 2022, $44.1 million of programming assets existed which we expect to be expensed within the next twelve months. The liability for these contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the programs, but may be shorter.

We evaluate the net realizable value of our program broadcasting contract assets when a triggering event occurs, such as a change in our intended usage, or sustained lower than expected ratings for the program. Impairment analyses are performed at the syndicated program level (across all stations that utilize the program). We determine the net realizable value based on a projection of the estimated revenues less projected direct costs associated with the syndicated program (which is classified as Level 3 in the fair value hierarchy). If the future direct costs exceed expected revenues, impairment of the program asset may be required. No impairment charges were recognized in 2022, 2021 or 2020.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for OTT streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a commercial reselling agreement with the affiliate which expires on March 31, 2023. Gray’s investment allows it to sell its interest to Premion if there is a change in control of TEGNA or if the existing commercial agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Consolidated Balance Sheet in the caption “Redeemable noncontrolling interest.” When the redemption or carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) is less than the recorded redemption value, we adjust the redeemable noncontrolling interest to equal the redemption value with changes recognized as an adjustment to retained earnings. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date.

Treasury Stock: We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital (APIC) in our Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of APIC to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in APIC, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Consolidated Balance Sheet.

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
Revenue earned by categories in 2022, 2021 and 2020 are shown below (amounts in thousands):

	2022	2021	2020
Subscription	$1,530,402	$1,466,433	$1,286,611
Advertising & Marketing Services	1,363,417	1,428,082	1,174,774
Political	341,110	60,573	445,535
Other	44,316	36,005	30,860
Total revenues	$3,279,245	$2,991,093	$2,937,780

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

Advertising and marketing costs: We expense advertising and marketing costs, such as costs to promote our brands, as they are incurred. Advertising expenses were $9.7 million in 2022, $9.8 million in 2021 and $5.8 million in 2020, and are included in “Business units - Selling, general and administrative expenses” on the Consolidated Statement of Income.

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

NOTE 2 – Goodwill and other intangible assets

We operate as one operating and reportable segment which includes the goodwill balances as of December 31, 2022 and 2021 shown below (in thousands):

Goodwill
Balance as of Dec. 31, 2020	$2,968,693
Business acquisition	12,894
Balance as of Dec. 31, 2021	2,981,587
Adjustments	—
Balance as of Dec. 31, 2022	$2,981,587

The following table displays indefinite-lived intangible assets and amortizable intangible assets as of December 31, 2022 and 2021 (in thousands):

	Gross	Accumulated Amortization	Net
Dec. 31, 2022
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,123,898	$—	$2,123,898
Amortizable intangible assets:
Retransmission agreements	224,827	(184,796)	40,031
Network affiliation agreements	309,503	(121,664)	187,839
Other	71,465	(41,627)	29,838
Total indefinite-lived and amortizable intangible assets	$2,729,693	$(348,087)	$2,381,606
Dec. 31, 2021
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,123,898	$—	$2,123,898
Amortizable intangible assets:
Retransmission agreements	235,215	(168,439)	66,776
Network affiliation agreements	309,503	(97,195)	212,308
Other	71,465	(32,959)	38,506
Total indefinite-lived and amortizable intangible assets	$2,740,081	$(298,593)	$2,441,488

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition and brand names which are also amortized on a straight-line basis over their useful lives. In 2022, gross retransmission agreement intangible assets and associated accumulated amortization decreased by $10.4 million due to certain retransmission intangible assets reaching the end of their useful lives.

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

The following table shows the projected annual amortization expense related to amortizable intangible assets existing as of December 31, 2022 (in thousands):

2023	$53,467
2024	47,293
2025	28,468
2026	24,431
2027	14,577
Thereafter	89,472
Total	$257,708

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	Dec. 31,
	2022	2021
Cash value life insurance	$48,919	$53,189
Available-for-sale debt security	—	23,800
Equity method investments	17,003	21,986
Other equity investments	20,158	20,331
Deferred debt issuance costs	2,232	5,805
Long-term contract assets	14,135	—
Other long-term assets	24,047	27,397
Total	$126,494	$152,508

Cash value life insurance: We are the beneficiary of life insurance policies on the lives of certain employees/retirees, which are recorded at their cash surrender value as determined by the insurance carrier. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plan. Gains and losses on these investments are included in “Other non-operating items, net” within our Consolidated Statement of Income and were not material for all periods presented.

Available-for-sale debt security: We previously held a debt security investment issued by MadHive, Inc. (MadHive), that was classified as an available-for-sale investment. Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet. In the first quarter of 2022, we amended the terms of the debt security, which became effective on January 3, 2022, in parallel with an amendment and extension of our commercial agreements with MadHive. The amendments modified several items, including the conversion rights as well as the maturity date of the note. In exchange for the convertible debt modifications, we received favorable terms in our renewed commercial agreements with MadHive. As a result of these amendments, in the first quarter of 2022 we recognized a previously unrecognized gain of $20.8 million. The gain was recorded in “Other non-operating items, net” within our Consolidated Statement of Income. The debt matured in June 2022 at which time the principal balance of $3.0 million plus accrued interest was paid to us. The $3.0 million principal balance was classified as “Proceeds from investments” within our Consolidated Statement of Cash Flow. See Note 11 for additional information regarding our related party transactions with MadHive.

Other equity investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In 2022, we recorded a $2.5 million impairment charge, due to the decline in the fair value of one of our investments. In 2021, we recognized a $1.9 million gain on one of these investments due to an observable price increase in the fair value of the investment. Also in 2021, we recorded a $1.9 million impairment charge, due to the decline in the fair value of a different investment. The impairment charges and gains were recorded within “Other non-operating items, net” in the Consolidated Statement of Income.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our unsecured notes are accounted for as a reduction in the debt obligation.

Long-term contract assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security and an asset representing the long-term portion of a contract asset that was recognized as a result of the $20.8 million gain discussed above related to favorable rates obtained on recent commercial agreements with MadHive. This gain resulted in a contract asset which was recognized in January 2022 and is being amortized over two years (through December 2023). See Note 11 for additional details.

NOTE 4 – Income taxes

The provision (benefit) for income taxes consists of the following (in thousands):

2022	Current	Deferred	Total
Federal	$161,438	$13,435	$174,873
State and other	23,456	4,041	27,497
Total	$184,894	$17,476	$202,370

2021	Current	Deferred	Total
Federal	$114,255	$15,400	$129,655
State and other	11,310	(5,484)	5,826
Total	$125,565	$9,916	$135,481

2020	Current	Deferred	Total
Federal	$123,882	$4,532	$128,414
State and other	21,878	4,001	25,879
Total	$145,760	$8,533	$154,293

Income before income taxes attributable to TEGNA Inc. consists entirely of domestic income.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State taxes (net of federal income tax benefit)	2.7	2.6	3.3
Uncertain tax positions, settlements and lapse of statutes of limitations	—	0.3	(0.1)
Valuation allowance on equity method investment	0.6	—	0.4
Other valuation allowances, tax rate changes, & deferred adjustments	(0.6)	(1.7)	(0.1)
Non-deductible transaction costs	0.5	0.1	—
Net excess benefits or expense on share-based payments	(0.3)	(0.2)	(0.1)
Other, net	0.4	—	(0.2)
Effective tax rate	24.3%	22.1%	24.2%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

Deferred tax liabilities and assets were composed of the following as of December 31, 2022 and 2021 (in thousands):

	Dec. 31,
	2022	2021
Deferred tax liabilities
Accelerated amortization of deductible intangibles	$540,260	$534,438
Accelerated depreciation	67,278	67,697
Right-of-use assets for operating leases	19,467	21,648
Other	4,183	3,792
Total deferred tax liabilities	631,188	627,575
Deferred tax assets
Accrued compensation costs	23,439	24,147
Pension and post-retirement medical and life	20,775	17,400
Loss carryforwards	12,537	31,841
Operating lease liabilities	20,403	22,582
Other	24,242	25,160
Total deferred tax assets	101,396	121,130
Deferred tax asset valuation allowance	26,339	41,929
Total net deferred tax liabilities	$556,131	$548,374

As of December 31, 2022, we had approximately $5.1 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2023 through 2041 in addition to $1.8 million of federal and $9.1 million of state interest disallowance carryforwards that do not expire.

Included in total deferred tax assets are valuation allowances of approximately $26.3 million as of December 31, 2022 and $41.9 million as of December 31, 2021, primarily related to minority investments, federal and state interest disallowance carryforwards, accrued compensation costs, state net operating loss carryforwards, and state capital loss carryforwards. This $15.6 million change in valuation allowance is primarily the result of federal and state capital loss carryforwards expiring on December 31, 2022 and accounted for $14.3 million of the decrease. The capital loss carryforward deferred tax asset and associated valuation allowance were both reduced in equal amounts for the expired tax attribute. If, in the future, we believe that it is more likely than not that deferred tax assets with valuation allowances recorded against them will be realized, the valuation allowances will be reversed in the Consolidated Statements of Income.

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

The following table summarizes the activity related to deferred tax asset valuation allowances (in thousands):

	2022	2021	2020
Beginning at beginning of period	$41,929	$43,467	$45,661
Additions to valuation allowance	7,228	6,108	3,719
Reductions to valuation allowance	(22,818)	(7,646)	(5,913)
Balance at the end of the period	$26,339	$41,929	$43,467

Tax Matters Agreements

Prior to the May 31, 2017 spin-off of the Cars.com business, we entered into a Tax Matters Agreement with Cars.com Inc. that governs each company’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. The agreement provides that we will generally indemnify Cars.com against taxes attributable to assets or operations for all tax periods or portions thereof prior to the spin-off date including separately-filed U.S. federal, state, and foreign taxes. Our 2017 tax year is currently under examination by the Internal Revenue Service and the relevant federal statute of limitations remains open until November 30, 2023.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

	2022	2021	2020
Change in unrecognized tax benefits
Balance at beginning of year	$8,196	$7,435	$8,050
Additions for tax positions of prior years	—	1,363	630
Settlements	(9)	—	—
Reductions due to lapse of statutes of limitations	(462)	(602)	(1,245)
Balance as of end of year	$7,725	$8,196	$7,435

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.4 million as of December 31, 2022, and $6.8 million as of December 31, 2021. This amount includes the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized expense from interest for uncertain tax positions of $0.2 million in 2022 and $0.7 million in 2021. We did not recognize income or expense in 2020. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was $0.9 million as of December 31, 2022 and $0.7 million as of December 31, 2021.

We file income tax returns in the U.S. and various state jurisdictions. The 2016 through 2022 tax years remain subject to examination by the Internal Revenue Service and state authorities. Tax years before 2016 remain subject to examination by certain states due to ongoing audits.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $2.1 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 5 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Dec. 31,
	2022	2021
Borrowings under revolving credit facility expiring August 2024	$—	$166,000
Unsecured notes bearing fixed rate interest at 4.75% due March 2026	550,000	550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,256,000
Debt issuance costs	(26,911)	(31,378)
Unamortized premiums and discounts, net	6,227	7,348
Total long-term debt	$3,069,316	$3,231,970

As of December 31, 2022, we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. As of December 31, 2022, we were in compliance with all covenants contained in our debt agreements and credit facility, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Under our revolving credit facility we have the ability to draw loans based on two different interest rate indices, one of which is LIBOR based. We are able to draw LIBOR-based loans based on one month, three month, six month and twelve month durations originated through June 2023. We are working with our lenders to establish alternative interest rate measurements for periods subsequent to June 2023.

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule discloses annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2022
2023	$—
2024	—
2025	—
2026	550,000
2027	440,000
Thereafter	2,100,000
Total	$3,090,000

NOTE 6 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure tables presented below primarily include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans.

Pension costs, which primarily include costs for our qualified TRP and non-qualified SERP, are presented in the following table (in thousands):

	2022	2021	2020
Service cost-benefits earned during the period	$—	$2	$7
Interest cost on benefit obligation	16,830	15,887	19,487
Expected return on plan assets	(19,502)	(34,679)	(31,058)
Amortization of prior service cost	90	90	90
Amortization of actuarial loss	4,583	4,952	6,207
Pension payment timing related charge	300	946	—
Expense for (income from) company-sponsored retirement plans	$2,301	$(12,802)	$(5,267)

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in the past years and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets (in thousands).

	Dec. 31,
	2022	2021
Change in benefit obligations
Benefit obligations as of beginning of year	$605,834	$646,662
Service cost	—	2
Interest cost	16,830	15,887
Actuarial gains	(119,462)	(18,246)
Benefits paid	(36,943)	(35,874)
Settlements (1)	(1,950)	(2,597)
Benefit obligations as of end of year	$464,309	$605,834
Change in plan assets
Fair value of plan assets as of beginning of year	$541,758	$552,996
Actual (losses) gains experienced by plan assets	(123,648)	20,896
Employer contributions	5,788	6,337
Benefits paid	(36,943)	(35,874)
Settlements (1)	(1,950)	(2,597)
Fair value of plan assets as of end of year	$385,005	$541,758
Funded status as of end of year	$(79,304)	$(64,076)
Amounts recognized in Consolidated Balance Sheets
Accrued liabilities other—current	$(5,620)	$(6,013)
Pension liabilities—non-current	$(73,684)	$(58,063)
(1) Settlements represent lump sum benefit payments to certain SERP plan participants. When aggregate lump sums exceed the settlement threshold, pension payment timing related charges are incurred, and the lump sum payments prompting the charge are shown on a separate line from other benefit payments.

The actuarial gain in 2022 of $119.5 million was primarily due to an increase in the discount rate used to calculate the benefit obligations (which increased from 2.89% at December 31, 2021 to 5.50% as of December 31, 2022) which resulted in an actuarial gain of $120.1 million.

The actuarial gain in 2021 of $18.2 million was primarily due to increase in the discount rate used to calculate the benefit obligations (which increased from 2.54% at December 31, 2020 to 2.89% as of December 31, 2021) which resulted in an actuarial gain of $22.1 million.

The funded status (on a projected benefit obligation basis) of our principal retirement plans as of December 31, 2022, is as follows (in thousands):

	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$385,005	$417,950	$(32,945)
SERP (1)	—	46,048	(46,048)
All other	—	311	(311)
Total	$385,005	$464,309	$(79,304)
(1) The SERP is an unfunded, unsecured liability.

The accumulated benefit obligation for all defined benefit pension plans was $464.3 million as of December 31, 2022 and $605.8 million as of December 31, 2021. No contributions to the TRP were required nor made in 2021 and 2022. We made payments to participants of unfunded pension plans, principally the SERP, of $5.8 million in 2022. Based on actuarial projections, we do not expect to make any contributions to the TRP in 2023. Cash payments of $5.5 million are expected to be made to our SERP participants in 2023.

The following table presents information for our retirement plans for which accumulated benefit obligation exceed assets (in thousands):

	Dec. 31,
	2022	2021
Accumulated benefit obligation	$464,309	$605,817
Fair value of plan assets	$385,005	$541,758

The following table presents information for our retirement plans for which projected benefit obligations exceed assets (in thousands):

	Dec. 31,
	2022	2021
Projected benefit obligation	$464,309	$605,834
Fair value of plan assets	$385,005	$541,758

The following table summarizes the pre-tax amounts recorded in accumulated other comprehensive loss that have not yet been recognized as a component of pension expense (in thousands):

	Dec. 31,
	2022	2021
Net actuarial losses	$(167,502)	$(148,696)
Prior service cost	(1,526)	(1,617)
Amounts in accumulated other comprehensive loss	$(169,028)	$(150,313)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), pre-tax, consist of the following (in thousands):

	2022	2021	2020
Current year net actuarial (loss) gain	$(23,688)	$4,463	$23,597
Amortization of actuarial loss	4,583	4,952	6,207
Amortization of previously deferred prior service costs	90	90	91
Pension payment timing related charges	300	946	—
Total	$(18,715)	$10,451	$29,895

Pension costs: The following assumptions were used to determine net pension costs:

	2022	2021	2020
Discount rate	2.89%	2.54%	3.29%
Expected return on plan assets	3.75%	6.50%	6.75%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historical capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31,
	2022	2021
Discount rate	5.50%	2.89%

Plan assets: The asset allocation for the TRP as of the end of 2022 and 2021, and target allocations for 2023, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2023	2022	2021
Equity securities	14%	14%	10%
Debt securities	86%	86%	86%
Other (including hedge funds and private real estate)	—%	—%	4%
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain diversification in the total portfolio, and each asset class. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Target asset allocations are based on the funded status of the TRP (fair value of pension assets as a percentage of the projected pension obligation). During 2022, the target allocation was 14% for equity securities and 86% for debt securities. In early 2022, we switched our investment portfolio from being mostly actively managed to a passive (or indexed) investment strategy. Our actual investment return on our TRP assets was (23.0)% for 2022, 4.5% for 2021 and 23.5% for 2020.

Cash flows: We estimate we will make the following benefit payments from either retirement plan assets or directly from our funds (in thousands):

2023	$50,145
2024	$39,405
2025	$39,884
2026	$39,473
2027	$38,829
2028 through 2032	$179,115

401(k) savings plan

Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, The TEGNA 401(k) Savings Plan. Employees can elect to contribute up to 50% of their compensation to the plan subject to certain limits.

For most participants, the plan’s 2022 matching formula is 100% of the first 4% of compensation that an employee contributes. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $18.7 million in 2022, $17.1 million in 2021 and $16.5 million in 2020. During 2022, 2021 and 2020, we settled the 401(k) employer match obligation by issuing our common stock from treasury stock and depositing it in the participants’ accounts.

Multi-employer plan

We contribute to the AFTRA Retirement Plan (AFTRA Plan), a multi-employer defined benefit pension plan, under the terms of collective-bargaining agreements (CBA) that cover certain union-represented employees. The Employee Identification Number (EIN) and three-digit plan number of the AFTRA Plan is 13-6414972/001.

The AFTRA Plan reports for plan year (December 1, 2020 to November 30, 2021) that the AFTRA Plan was neither in endangered, critical, or critical and declining status in the Plan Year (e.g. 79% funded). A financial improvement plan or a rehabilitation plan is neither pending nor has one been implemented for the AFTRA Plan.

We make all required contributions to the AFTRA plan as determined under the respective CBAs. We contributed $2.7 million in 2022 and $2.9 million in 2021 and $2.4 million in 2020. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2021.

Expiration dates of the CBAs in place range from May 16, 2023 to June 16, 2025. The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2022, 2021 and 2020.

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

The following table presents lease related assets and liabilities on the Consolidated Balance Sheets as of December 31, 2022 and 2021 (in thousands):

	Dec. 31,
	2022	2021
Assets
Right-of-use assets for operating leases	$78,448	$87,279

Liabilities
Operating lease liabilities (current)[1]	$11,491	$11,867
Operating lease liabilities (non-current)	79,503	88,970
Total operating lease liabilities	$90,994	$100,837

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Consolidated Balance Sheets.

As of December 31, 2022, the weighted-average remaining lease term for our lease portfolio was 8.4 years and the weighted average discount rate used to calculate the present value of our lease liabilities was 5.0%.

For the years ended December 31, 2022, 2021 and 2020, we recognized lease expense of $16.7 million, $17.8 million, and $18.0 million respectively. In addition, in 2022, 2021 and 2020, we made cash payments for operating leases of $17.6 million, $18.5 million and $17.1 million, respectively, which are included in cash flows from operating activities on Consolidated Statements of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2022 (in thousands):

Future Period	Cash Payments
2023	$16,867
2024	15,163
2025	12,661
2026	11,880
2027	11,660
Thereafter	46,583
Total lease payments	114,814
Less: amount of lease payments representing interest	23,820
Present value of lease liabilities	$90,994

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

Equity investments in private companies that we do not significantly influence are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. In 2022, we recorded a $2.5 million impairment charge due to the decline in the fair value of one of our investments. The fair value was determined using a market approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement. In 2021, we recognized a $1.9 million gain on one such investment and a $1.9 million impairment charge on another, which related to fair value changes. These adjustments were a result of observable price changes in their fair values (Level 2).

In 2021, we recorded an unrealized gain of $20.8 million due to the increase in the fair value of an available-for-sale debt security, which included features that allow us to convert the investment into equity ownership upon the occurrence of certain events. The fair value of the available for sale debt security was determined to be $23.8 million. The valuation utilized a market based fair value approach relying on observable market data (Level 3). The unrealized gain was initially recorded in "Accumulated other comprehensive loss” on the Consolidated Balance Sheet until it was realized in 2022 and recorded as a gain in the Consolidated Statement of Income.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values due to the short-term nature of these instruments. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $2.95 billion as of December 31, 2022 and $3.40 billion as of December 31, 2021.

The below fair value tables relate to our TRP pension plan assets (in thousands):

Pension Plan Assets
Fair value measurement as of Dec. 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$54,917
Common collective trust - fixed income				329,821
Partnership/joint venture interests				267
Total fair value of plan assets				$385,005

Fair value measurement as of Dec. 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$544	$—	$—	$544
Corporate stock	25,324	—	—	25,324
Interest in registered investment companies	6,239	—	—	6,239
Total	$32,107	$—	$—	$32,107
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$22,356
Common collective trust - fixed income				465,842
Hedge fund				19,156
Partnership/joint venture interests				2,297
Total fair value of plan assets				$541,758

Valuation methodologies used for TRP pension assets measured at fair value in 2021 and 2022 are as follows:

Corporate stock classified as Level 1 was valued primarily at the closing price reported on the active market on which the individual securities are traded. These investments were liquidated in 2022.

Interest in registered investment companies was valued using the published net asset values as quoted through publicly available pricing sources. These investments were redeemable on request. Investments were liquidated in 2022.

Interest in common/collective trusts are valued using the net asset value as provided monthly by the investment manager or fund company. As of December 31, 2022, there were primarily five investments in collective trusts of which four are fixed income funds, whose strategy is to use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. The remaining collective fund is invested in equity securities. The strategy of the fund is to generate returns predominantly from developed equity markets. The collective funds are generally redeemable with a short-term written or verbal notice. There are no unfunded commitments related to these types of funds.

Investments in partnerships are valued at the net asset value of our investment in the fund as reported by the fund managers. The Plan held investments in two partnerships in 2021. One partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. The other partnership’s strategy was to generate returns through investment in developing equity markets. This fund was redeemable with a 30-day notice, subject to a withdrawal charge to 0.45% of the amount redeemed, and was redeemed in 2022. Future funding commitments to our real estate partnership investments totaled $0.7 million as of December 31, 2022 and 2021.

As of December 31, 2021, pension plan assets included a hedge fund of funds whose objective was to produce a return that is uncorrelated with market movements. Investments in the hedge fund were valued at the net asset value as reported by the fund managers. Shares in the hedge fund are generally redeemable twice a year or on the last business day of each quarter with at least 95 days written notice subject to a potential 5% holdback. There are no unfunded commitments related to the hedge funds. These investments were liquidated in 2022.

We review audited financial statements and additional investor information to evaluate fair value estimates from our investment managers or fund administrator. Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the year.

NOTE 9 – Shareholders’ equity

As of December 31, 2022, and 2021, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. As of December 31, 2022, shareholders’ equity of TEGNA included 223.4 million shares that were outstanding (net of 101.0 million shares of common stock held in treasury). As of December 31, 2021, shareholders’ equity of TEGNA included 221.4 million shares that were outstanding (net of 103.0 million shares of common stock held in treasury). No shares of preferred stock were issued and outstanding as of December 31, 2022 or 2021.

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

Our earnings per share (basic and diluted) for 2022, 2021, and 2020 are presented below (in thousands, except per share amounts):

	2022	2021	2020
Net income	$631,198	$478,197	$482,763
Net (income) loss attributable to noncontrolling interest	(729)	(1,242)	15
Adjustment of redeemable noncontrolling interest to redemption value	(560)	46	(948)
Earnings available to common shareholders	$629,909	$477,001	$481,830

Weighted average number of common shares outstanding - basic	223,652	221,504	219,232
Effect of dilutive securities
Restricted stock	535	736	246
Performance share units	299	230	254
Stock options	—	1	1
Weighted average number of common shares outstanding - diluted	224,486	222,471	219,733

Earnings per share - basic	$2.82	$2.15	$2.20

Earnings per share - diluted	$2.81	$2.14	$2.19

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share units.

Share repurchase program

In December 2020, our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. From 2020 through 2022, no shares were repurchased. Certain of the shares we previously acquired have been reissued in settlement of employee stock awards. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

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

Performance share program - The Leadership Development and Compensation Committee (LDCC) of the Board of Directors has established a long-term incentive performance share program for our executives under the Plan. The number of shares earned under the performance share awards (PSAs) program is determined based on the achievement of certain financial performance criteria (adjusted EBITDA and free cash flow as a percent of revenue as defined by the PSA agreement) over a two-year cumulative financial performance period. If the financial performance criteria are met and certified by the LDCC, the shares earned under the PSA will be subject to an additional one year service period before the common stock is released to the employees. The PSAs do not pay dividends or allow voting rights during the three-year incentive period. Therefore, the fair value of the PSA is the quoted market value of our stock on the grant date less the present value of the expected dividends not received during the relevant performance period. The PSA provides the LDCC with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria. For expense recognition, in the period it becomes probable that the minimum performance criteria specified in the PSA will be achieved, we recognize expense, net of estimated forfeitures, for the proportionate share of the total fair value of the shares subject to the PSA related to the vesting period that has already lapsed. Each reporting period during the two-year performance period, we adjust the fair value of the PSAs to the quoted market value of our stock price. In the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the PSA, we reverse all of the previously recognized compensation expense in the period such a determination is made.

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

Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards (in thousands):

	2022	2021	2020
RSUs	$16,182	$12,806	$11,686
PSAs	14,299	18,709	8,620
Total stock-based compensation	30,481	31,515	20,306
Total income tax benefit	10,744	8,082	4,297
Stock-based compensation net of tax	$19,737	$23,433	$16,009

RSUs: As of December 31, 2022, there was $26.7 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.4 years.

A summary of RSU awards is presented below:

	2022		2021		2020
RSU Activity	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	2,842,288	$15.11	2,614,654	$13.09	2,132,936	$13.22
Granted	949,022	21.90	1,282,636	17.83	1,416,300	13.39
Vested	(1,118,395)	14.62	(899,282)	13.21	(738,159)	14.03
Canceled	(129,183)	16.39	(155,720)	14.56	(196,423)	13.14
Unvested at end of year	2,543,732	$17.80	2,842,288	$15.11	2,614,654	$13.09

PSAs: As of December 31, 2022, there was $6.9 million of unrecognized compensation cost related to non-vested PSAs (holding valuation inputs as of December 31, 2022 constant). This amount will be recognized as expense over a weighted average period of 1.8 years. A summary for the PSAs activity is presented below:

	2022		2021		2020
PSAs Activity	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	1,015,433	$15.04	1,142,879	$12.87	698,482	$12.26
Granted	484,781	21.80	553,090	17.48	673,127	13.47
Vested	(503,844)	15.26	(646,635)	13.22	(151,511)	13.40
Canceled	(10,266)	17.09	(33,901)	14.20	(77,219)	12.50
Unvested at end of year	986,104	$18.18	1,015,433	$15.04	1,142,879	$12.87

Accumulated other comprehensive loss

The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities, foreign currency translation and an unrealized gain on our available-for-sale investment. The following tables summarize the components of, and changes in AOCL, net of tax (in thousands):

2022	Retirement Plans	Foreign Currency Translation (1)	Available-For-Sale Investment	Total
Balance at beginning of year	$(113,090)	$455	$15,419	$(97,216)
Other comprehensive (loss) gain before reclassifications	(16,288)	77	—	(16,211)
Amounts reclassified from AOCL	3,313	—	(15,419)	(12,106)
Balance at end of year	$(126,065)	$532	$—	$(125,533)

2021	Retirement Plans	Foreign Currency Translation (1)	Available-For-Sale Investment	Total
Balance at beginning of year	$(120,979)	$(97)	$—	$(121,076)
Other comprehensive gain before reclassifications	3,316	552	15,419	19,287
Amounts reclassified from AOCL	4,573	—	—	4,573
Balance at end of year	$(113,090)	$455	$15,419	$(97,216)

2020	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(142,398)	$(199)	$(142,597)
Other comprehensive gain before reclassifications	16,779	102	16,881
Amounts reclassified from AOCL	4,640	—	4,640
Balance at end of year	$(120,979)	$(97)	$(121,076)
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

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 6 and our other post-retirement benefits (health care and life insurance benefits). Reclassifications out of AOCL related to these post-retirement plans included the following (in thousands):

	2022	2021	2020
Amortization of prior service credit	$(481)	$(481)	$(481)
Amortization of actuarial loss	4,639	5,698	6,690
Realized gain on available-for-sale investment	(20,800)	—	—
Pension payment timing related charges	300	946	—
Total reclassifications, before tax	(16,342)	6,163	6,209
Income tax effect	4,236	(1,590)	(1,569)
Total reclassifications, net of tax	$(12,106)	$4,573	$4,640

NOTE 10 – Spectrum repacking reimbursements and other, net

As events occur, or circumstances change, we may recognize non-cash impairment charges to reduce the book value of intangible and other long-lived assets or to record charges (gains) related to spectrum repacking reimbursements and other efforts, or unique events.

A summary of these items by year (pre-tax basis) is presented below (in thousands):

	2022	2021	2020
Reimbursement of spectrum repacking	$(323)	$(4,942)	$(13,180)
Property and equipment impairments	—	1,095	—
Intangible asset impairments charges	—	—	3,225
Contract termination and other costs related to national sales	—	1,540	—
Total spectrum repacking reimbursements and other, net	$(323)	$(2,307)	$(9,955)

Reimbursement of spectrum repacking: Some of our stations have had to purchase new equipment in order to comply with the FCC spectrum repacking initiative. As part of this initiative, the FCC is reimbursing companies for costs incurred to comply with the new requirements. In 2022, 2021 and 2020, we received $0.3 million, $4.9 million, $13.2 million of such reimbursements, respectively, which we have recorded as contra expense. All of our repacked stations have completed their transitions to their new channels.

Property and equipment impairments: During 2021, we recorded $1.1 million of impairment charges associated with the disposal of operating assets at several of our television stations.

Intangible asset impairments charges: In 2020, as a result of our annual impairment analysis we determined that a radio FCC license experienced a decline in value which resulted in a $1.1 million impairment charge. Also in 2020, we recognized a $2.1 million impairment charge in connection with eliminating the use of the Justice Network brand name and re-establishing the business under a new brand name called True Crime Network.

Contract termination and other costs related to national sales: In 2021, we incurred a $1.5 million charge associated with contract termination and other incremental transition costs related to bringing our national sales organization in-house. Prior to the transition we utilized a third party national marketing representation firm for our national television advertising.

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

These cases were consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned In re: Local TV Advertising Antitrust Litigation on October 3, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the DOJ in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. On November 6, 2020, the court denied the motion to dismiss. On March 16, 2022, the plaintiffs filed a third amended complaint, which, among other things, added ShareBuilders, Inc., as a named defendant. ShareBuilders filed a motion to dismiss on April 15, 2022, which was granted by the court without prejudice on August 29, 2022. TEGNA has filed its answer to the third amended complaint denying any violation of law and asserting various affirmative defenses. We believe that the claims asserted in the Advertising Cases are without merit, and intend to defend vigorously against them.

Litigation Relating to the Merger

As of February 27, 2023, seven lawsuits have been filed by purported TEGNA stockholders in connection with the Merger. The lawsuits have been filed against TEGNA and the current members of the Board of Directors of TEGNA (the Board of Directors). The complaints generally allege that the preliminary proxy statement filed by TEGNA with the SEC on March 25, 2022 in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. Plaintiffs in the complaints generally seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ fees. As of February 27, 2023, all but one of those lawsuits have been voluntarily dismissed.

In addition, as of February 27, 2023, TEGNA received four demand letters from purported TEGNA shareholders in connection with TEGNA’s filing of a definitive proxy statement with the SEC on April 13, 2022 relating to the Merger (the “definitive proxy statement”). Each letter alleged deficiencies in the definitive proxy statement that were similar to the deficiencies alleged in the complaints referenced above.

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

Commitments: The following table summarizes the expected cash outflow related to our commitments related to programming contracts that are not recorded on our balance sheet as of December 31, 2022. Such obligations include future payments related to network affiliation agreements and commitments to purchase syndicated television programming that will be produced in the future. Certain network affiliation agreements include variable fee components which have been reflected in the table below based the minimum known amounts that we are obligated to pay. The aggregate programming commitments of $2.83 billion at December 31, 2022 compares to $1.35 billion at December 31, 2021. The increase in the aggregate commitments is mainly due to the CBS and FOX affiliation agreements which were renewed in 2022. The table below lists programming contract commitments by year for each of the next five years all years thereafter in aggregate (in thousands):

Year	Programming Contracts
2023	$862,534
2024	417,141
2025	397,708
2026	377,558
2027	397,951
Thereafter	380,925
Total	$2,833,817
See Note 7 for further information on our lease commitments.

Major Customers: Customers that purchase our advertising and marketing services are comprised of local, regional, and national advertisers across our markets. Our subscription revenue customers include cable operators and satellite providers that pay us to carry our programming. In 2022, two customers purchased both advertising and marketing services and paid us compensation related to retransmission consent agreements, which in the aggregate represented more than 10% of consolidated revenues in 2022. These customers represented $416.3 million and $387.3 million of consolidated revenue in the year ended December 31, 2022. In 2021, we had two major customers that purchased more than 10% of our revenue with $410.8 million and $399.7 million while we had one customer that purchased more than 10% of our revenue with $393.4 million in 2020.

Related Party Transactions: We have equity investments in MadHive which is a related party of TEGNA. In addition to our investments, we also have commercial agreements with MadHive where they support our Premion business in acquiring OTT advertising inventory, as well as delivering and tracking the ad impressions. During the year ended December 31, 2022, we incurred expenses of $121.1 million as a result of the commercial agreements with MadHive. During the years ended December 31, 2021 and 2020, we incurred $80.3 million and $55.1 million of expenses respectively, under the commercial agreements. These expenses are recorded as “Cost of revenue” on our Consolidated Statement of Income. As of December 31, 2022 and 2021, we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $10.0 million and $8.9 million, respectively.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls or in other factors during our fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Your Board of Directors,” “The TEGNA Nominees,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “Proposal 1 – Election of Directors” in our 2023 proxy statement, or if the 2023 proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the Securities and Exchange Commission (SEC) within such timeframe.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Executive Compensation,” “Director Compensation,” “Outstanding Director Equity Awards at Fiscal Year-End” AND “Proposal 1–Election of Directors – Related Transactions” in our 2023 proxy statement, or if the 2023 proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Equity Compensation Plan Information” and “Securities Beneficially Owned by Directors, Executive Officers and Principal Shareholders” in our 2023 proxy statement, or if the 2023 proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Director Nominees” under the heading “2023 Proxy Statement Summary: Snapshot of 2023 Director Nominees” and “Related Transactions” under the heading “Proposal 1 - Election of Directors” in our 2023 proxy statement, or if the 2023 proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information appearing under “Report of the Audit Committee” in our 2023 proxy statement, or if the 2023 proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

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
Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on February 22, 2022.

2-2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 10, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on March 15, 2022.

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

3-2	By-laws, as amended through May 12, 2021.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

4-5	Fourteenth Supplemental Indenture, dated as of January 9, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

4-6	Fifteenth Supplemental Indenture, dated as of September 10, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2020.

4-7	Description of Securities.	Incorporated by reference to Exhibit 4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2019.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

Exhibit Number	Exhibit	Location

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Incorporated by reference to Exhibit 10-4-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

Exhibit Number	Exhibit	Location

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Incorporated by reference to Exhibit 10-5-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-8	TEGNA Inc. 2020 Omnibus Incentive Compensation Plan.	Incorporated by reference to Appendix B to TEGNA Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2020.

10-9	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2022.

10-10	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-7-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-10-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-10-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-10-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-10-4	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

Exhibit Number	Exhibit	Location
10-10-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2022.

10-11	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-11-1	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-11-2	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-11-3	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2022.

10-12	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-13	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-14	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-14-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-15	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-15-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-15-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-16	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-17	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-18	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-18-1	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-27-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-19	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-19-1	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-28-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-20	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-21	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

Exhibit Number	Exhibit	Location

10-22	Amendment and Restatement Agreement, dated as of August 5, 2013, to each of (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2002 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2002 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2002 Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2004 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2004 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC and SunTrust Bank, as documentation agents and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2005 Credit Agreement” and, together with the 2002 Credit Agreement and the 2004 Credit Agreement, the “Credit Agreements”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2005 Lenders” and, together with the 2002 Lenders and the 2004 Lenders, the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2005 Administrative Agent” and, together with the 2002 Administrative Agent and the 2004 Administrative Agent, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, by and between TEGNA Inc., the Guarantors under the Credit Agreements as of August 5, 2013, the Administrative Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as issuing lenders and the Lenders party thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-1	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-2	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A. as syndication agents.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

Exhibit Number	Exhibit	Location

10-22-3	Sixth Amendment, dated as of September 24, 2013, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010, and as further amended and restated pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-4	Seventh Amendment, dated as of February 13, 2015, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013 and as further amended by the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-22-5	Eighth Amendment, dated as of June 29, 2015, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Seventh Amendment thereto dated as of February 13, 2015, and the Sixth Amendment thereto dated September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A to the Eight Amendment.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-22-6	Ninth Amendment, dated as of September 30, 2016, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Eighth Amendment thereto, dated as of June 29, 2015, the Seventh Amendment thereto, dated as of February 13, 2015, and the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A, to the Ninth Amendment.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-22-7	Tenth Amendment, dated as of August 1, 2017, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2017.

10-22-8	Eleventh Amendment, dated as of June 21, 2018, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

Exhibit Number	Exhibit	Location
10-22-9	Twelfth Amendment, dated as of August 15, 2019, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2015, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, and as further amended as of June 21, 2018, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

10-22-10	Thirteenth Amendment, dated as of June 11, 2020, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018 and as further amended as of August 15, 2019, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 12, 2020.

10-23	Increased Facility Activation Notice, dated September 25, 2013, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-1	Increased Facility Activation Notice, dated May 5, 2014, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2014.

10-23-2	Increased Facility Activation Notice, dated as of September 23, 2015, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-23-3	Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

21	Subsidiaries of TEGNA Inc.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date file because its Inline XBRL tags are embedded within the Inline XBRL document.	Attached.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

Exhibit Number	Exhibit	Location

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.

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

Dated: February 27, 2023	TEGNA Inc. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 27, 2023	/s/ David T. Lougee
David T. Lougee
President and Chief Executive Officer
(principal executive officer)
Dated: February 27, 2023	/s/ Victoria D. Harker
Victoria D. Harker
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: February 27, 2023	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(principal accounting officer)

Dated: February 27, 2023	/s/ Gina Bianchini
Gina Bianchini, Director
Dated: February 27, 2023	/s/ Howard D. Elias
Howard D. Elias, Director, Chairman
Dated: February 27, 2023	/s/ Stuart Epstein
Stuart Epstein, Director
Dated: February 27, 2023	/s/ Lidia Fonseca
Lidia Fonseca, Director
Dated: February 27, 2023	/s/ Karen Grimes
Karen Grimes, Director
Dated: February 27, 2023	/s/ David T. Lougee
David T. Lougee, Director
Dated: February 27, 2023	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: February 27, 2023	/s/ Henry W. McGee
Henry W. McGee, Director
Dated: February 27, 2023	/s/ Bruce P. Nolop
Bruce P. Nolop, Director
Dated: February 27, 2023	/s/ Neal Shapiro
Neal Shapiro, Director
Dated: February 27, 2023	/s/ Melinda C. Witmer
Melinda C. Witmer, Director

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2022 Form 10-K.
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
EARNINGS PER SHARE (basic) – Our earnings available to our common stockholders divided by the average number of shares outstanding for the period.
EARNINGS PER SHARE (diluted) - Our earnings available to our common stockholders divided by the average number of shares outstanding for the period, giving effect to assumed dilution from outstanding performance share awards and restricted stock units.
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