Form 10-K/A
period 2022-12-31
TEGNA INC
filed 2023-05-01
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K/A
(Amendment No. 1)
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 1-6961
______________________
TEGNA INC.
(Exact name of registrant as specified in its charter)
______________________

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
______________________
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

EXPLANATORY NOTE
On February 27, 2023, TEGNA Inc. (“TEGNA,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:
•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.

INDEX TO TEGNA INC.
Amendment No. 1 to Form 10-K
For the Year ended December 31, 2022

PART III
10.    Directors, Executive Officers and Corporate Governance
Board of Directors
The Board of Directors is currently composed of eleven directors.
Our directors are Gina L. Bianchini, Howard D. Elias, Stuart J. Epstein, Lidia Fonseca, Karen H. Grimes, David T. Lougee, Scott K. McCune, Henry W. McGee, Bruce P. Nolop, Neal Shapiro and Melinda C. Witmer.
The age, principal occupation and business experience of each TEGNA director are described below.

Gina L. Bianchini Founder and CEO, Mighty Networks Age: 50 Director since: 2018	TEGNA Committees: • Nominating and Governance • Public Policy and Regulation
Professional Experience:
Ms. Bianchini is Founder and Chief Executive Officer of Mighty Networks (formerly known as Mighty Software, Inc.), a position she has held since September 2010. She served as Chief Executive Officer of Ning, Inc. from 2004 to March 2010. Ms. Bianchini also served as a director of Scripps Networks Interactive, Inc. through 2018, as a director of Empower Ltd until July 2021, and as a director of Empower’s successor, Holley Inc., until May 2022.

Qualifications and Strategy-Related Experience:
•Expertise, vision and creativity in the rapidly evolving world of digital media
•Deep knowledge of social media and community building technology platforms
•Experience with oversight of acquisitions, equity investments, and investor relations
•Significant digital and start-up experience

Howard D. Elias Chair of TEGNA; Chief Customer Officer and President, Services and Digital, Dell Technologies Age: 65 Director since: 2008	TEGNA Committees: • Executive (Chair) • Leadership Development and Compensation
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

Qualifications and Strategy-Related Experience:
•Extensive operational, managerial, and leadership experience in cloud computing, supply chain management, marketing, corporate development and global customer support
•Experience overseeing M&A, new business development and incubation, and integration of acquisitions
•Comprehensive global business and management experience in information technology

Stuart J. Epstein Former Chief Financial Officer, DAZN Group Age: 60 Director since: 2018	TEGNA Committees: • Audit
Professional Experience:
Mr. Epstein is the former Chief Financial Officer of DAZN Group, a position he held from September 2018 to July 2022. Previously, he was Senior Advisor, Evolution Media, from October 2017 to January 2018. He served as Co-Managing Partner of Evolution Media from September 2015 to September 2017 and Executive Vice President and Chief Financial Officer of NBCUniversal from September 2011 to April 2014. Prior to that, Mr. Epstein held various senior positions during his 23 years at Morgan Stanley, including Managing Director and Global Head of the Media & Communications Group within the investment banking division.

Qualifications and Strategy-Related Experience:
•Extensive knowledge of media, technology and capital markets
•Deep transactional experience with complex deals involving a range of constituencies
•Experience in overseeing local broadcast television stations
•Significant expertise in overseeing strategic business initiatives

Lidia Fonseca EVP and Chief Digital and Technology Officer, Pfizer Inc. Age: 54 Director since: 2014	TEGNA Committees: • Audit • Leadership Development and Compensation Other Public Company Directorships: • Medtronic plc
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

Qualifications and Strategy-Related Experience:
•Significant expertise in overseeing strategic transformations
•Experience leading information technology operations
•Deep knowledge of data analytics, automation, supply chain management and information technology
•Experience developing and implementing digital strategies across organizations

Karen H. Grimes Retired Partner, Senior Managing Director and Equity Portfolio Manager, Wellington Management Company Age: 67 Director since: 2020	TEGNA Committees: • Audit • Nominating and Governance Other Public Company Directorships: • Corteva • Toll Brothers, Inc.
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

Qualifications and Strategy-Related Experience:
•Financial acumen, investment expertise and a returns-focused mindset, including in media and advertising
•Extensive executive-level experience and leadership abilities
•Deep understanding of financial accounting and internal financial controls
•Significant risk management experience
•Provides a valuable investor-oriented perspective

David T. Lougee President and CEO, TEGNA Inc. Age: 64 Director since: 2017	TEGNA Committees: • Executive
Professional Experience:
Mr. Lougee became President and Chief Executive Officer and a director of TEGNA in June 2017. He previously served as the President of TEGNA Media from July 2007 to May 2017. Prior to joining TEGNA, he served as Executive Vice President, Media Operations for Belo Corp. from 2005 to 2007. Mr. Lougee is a past chairman of the National Association of Broadcasters (NAB) as well as the NBC Affiliates Board of Directors and the Television Bureau of Advertising (TVB) Board of Directors. He is currently vice chairman of the Broadcast Music, Inc. Board of Directors and serves on the Board of the Broadcasters Foundation of America.

Qualifications and Strategy-Related Experience:
•Extensive expertise in management and operations
•Experience in oversight of strategic acquisitions
•Deep and intimate knowledge of the media industry
•More than 25 years of experience in a variety of senior leadership roles

Scott K. McCune Founder, MS&E Ventures; Former VP, Global Media and Integrated Marketing, The Coca Cola Company Age: 66 Director since: 2008	TEGNA Committees: • Audit • Executive • Leadership Development and Compensation (Chair)
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

Qualifications and Strategy-Related Experience:
•Significant experience as a marketing executive, with an outstanding record of creating value, developing people and building organizational capabilities
•Deep knowledge of various aspects of marketing, including integrated marketing media, advertising, digital, licensing, sports & entertainment and experiential
•Experience building global brands, leading and inspiring diverse organizations, planning and executing complex operations, innovating new approaches to business, driving productivity and managing P&L

Henry W. McGee Senior Lecturer, Harvard Business School Age: 70 Director since: 2015	TEGNA Committees: • Executive • Nominating and Governance (Chair) • Public Policy and Regulation Other Public Company Directorships: • AmerisourceBergen Corporation
Professional Experience:
Mr. McGee has been a Senior Lecturer at Harvard Business School since July 2013. Previously, he served as a consultant to HBO Home Entertainment from April 2013 to August 2013 after serving as President of HBO Home Entertainment from 1995 until his retirement in March 2013. Mr. McGee held the position of Senior Vice President, Programming, HBO Video, from 1988 to 1995 and prior to that, Mr. McGee served in leadership positions in various divisions of HBO. Mr. McGee also serves as a director of the Pew Research Center and The Black Filmmaker Foundation. He is a former President of the Alvin Ailey Dance Theater Foundation and the Film Society of Lincoln Center. He was recognized by Savoy Magazine in 2016 and 2017 as one of the Most Influential Black Corporate Directors and in 2018 the National Association of Corporate Directors named Mr. McGee to the Directorship 100 as one of the country’s most influential boardroom members.

Qualifications and Strategy-Related Experience:
•Significant business, leadership and management experience in media industry
•Expertise in new business planning, operations, marketing and wholesale distribution
•Deep understanding of the use of technology in and all aspects of wholesale distribution and international markets
•Extensive knowledge of leadership, corporate governance and corporate accountability

Bruce P. Nolop Retired CFO, E*Trade Financial Corporation Age: 72 Director since: 2015	TEGNA Committees: • Audit (Chair) • Executive Other Public Company Directorships: • Marsh & McLennan Companies, Inc.
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

Qualifications and Strategy-Related Experience:
•Experience in financial, marketing and shared services operations, expense management, and recapitalizations
•Deep understanding of financial accounting, corporate finance, and internal financial controls
•Experience in strategic transactions and restructurings

Neal Shapiro President and CEO, The WNET Group Age: 65 Director since: 2007	TEGNA Committees: • Nominating and Governance • Public Policy and Regulation
Professional Experience:
Mr. Shapiro is President and CEO of the public television company WNET, which operates three public television stations in the largest market in the country: Thirteen/WNET, WLIW and NJTV. He is an award-winning producer and media executive with a more than 35-year career spanning print, broadcast, cable and online media. Before joining WNET in February 2007, Mr. Shapiro served in various executive capacities with the National Broadcasting Company beginning in 1993 and was president of NBC News from May 2001 to September 2005. During his career, Mr. Shapiro has won numerous journalism awards, including 32 Emmys, 31 Edward R. Murrow Awards and 3 Columbia DuPont awards. He also serves on the Board of Trustees at Tufts University and as a member of the Board of Trustees of American Public Television.

Qualifications and Strategy-Related Experience:
•Strong broadcast industry experience
•Expertise in overseeing operations and strategy of news networks
•Expertise in news production and reporting, journalism and First Amendment issues
•Deep experience in programming and content sharing

Melinda C. Witmer Founder and CEO, Foiye Inc.; Former Executive Vice President, Chief Video & Content Officer, Time Warner Cable Age: 61 Director since: 2017	TEGNA Committees: • Executive • Leadership Development and Compensation • Public Policy and Regulation (Chair)
Professional Experience:
Ms. Witmer is the Founder and CEO of Foiye Inc., a social entertainment platform for real estate and home enthusiasts operating as foiye.com, a position she has held since May 2021. Foiye is the successor to Look Left Media, a startup company Ms. Witmer founded in March 2018 that was focused on the development of new real estate technology and media products. From January 2012 until May 2016, Ms. Witmer served as Executive Vice President, Chief Video & Content Officer of Time Warner Cable and Chief Operating Officer of Time Warner Cable Networks, which followed a five-year period starting in January 2007 as Time Warner Cable’s Executive Vice President and Chief Programming Officer. Prior to joining Time Warner Cable in 2001, Ms. Witmer was Vice President and Senior Counsel at Home Box Office, Inc.

Qualifications and Strategy-Related Experience:
•Significant experience in the industry including media operations, telecommunications programming and content
•Expert in the negotiation of content distribution agreements, including retransmission consent agreements with local broadcaster groups
•Deep understanding of the changing media landscape
•Experience in capitalizing on market opportunities, new technologies and emerging platforms in the media space, including innovative consumer experiences

Committees of the Board of Directors
The Board of Directors conducts its business through meetings of the Board and its four standing committees: the Audit Committee, Leadership Development and Compensation Committee, Nominating and Governance Committee, and Public Policy and Regulation Committee. The Board also has an Executive Committee (not shown on the chart below) made up of the Board Chair, the CEO and each of the Board committee chairs, that may exercise the authority of the Board between meetings, as required. The chart below shows the current membership and chairperson of each of the standing Board committees and the number of committee meetings held during 2022. Each member of the Audit, Leadership Development and Compensation, Nominating and Governance, and Public Policy and Regulation Committee meets the applicable independence requirements of the SEC and NYSE for service on the Board and each committee on which she or he serves.

	# of Meetings Held	Bianchini	Elias	Epstein	Fonseca	Grimes	Lougee	McCune	McGee	Nolop	Shapiro	Witmer
Audit	4			●	●	●		●		C
Leadership Development and Compensation	3		●		●			C				●
Nominating and Governance	3	●				●			C		●
Public Policy and Regulation	3	●							●			C

C - Chairperson
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
The Audit Committee members are not professional accountants or auditors, and their role is not intended to duplicate or certify the activities of management and the independent registered public accounting firm.
The Board has determined that each of Bruce P. Nolop, Stuart J. Epstein and Karen H. Grimes is an audit committee financial expert, as that term is defined under SEC rules, and is independent, as defined in the NYSE listing rules.
Executive Committee
The Executive Committee may exercise the authority of the Board between Board meetings, except as limited by Delaware law. In 2022, the full board was able to review all items requiring Board oversight or approval and did not require the Executive Committee to act in its stead.
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
The Committee retains Meridian Compensation Partners, LLC (Meridian) as its consultant to advise it on executive compensation matters. The Committee has determined that Meridian is an independent compensation consultant based on a review of the independence factors considered by the Committee.
Meridian participates in Committee meetings as requested by the chair of the Committee and communicates directly with the chair and other members of the Committee outside of meetings. Meridian specifically has provided the following services to the Committee:
•Consulted on various compensation plans, policies and practices;
•Participated in Committee executive sessions without management present;
•Assisted in analyzing executive compensation practices and trends and other compensation-related matters;
•Consulted with management and the Committee regarding market data used as a reference for pay decisions;
•Consulted on the structure of the equity award program; and
•Reviewed the CD&A and other compensation related disclosures contained in this report.
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
The Nominating and Governance Committee periodically retains search firms to assist in the identification of potential director nominee candidates based on criteria specified by the Committee and in evaluating and pursuing individual candidates at the direction of the Committee. The Committee will also consider timely written suggestions from shareholders. In addition to satisfying the requirements under our By-Laws, to comply with the SEC’s universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees at any annual meeting of stockholders must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than 60 days prior to the anniversary of the previous year's annual meeting date, except that, if we did not hold an annual meeting during the previous year, or if the date of the meeting has changed by more than 30 calendar days from the previous year, then notice must be provided by the later of 60 calendar days prior to the date of the annual meeting or the 10th calendar day following the day on which we first announce the date of the annual meeting.
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
In July 2022, Mr. Epstein resigned from his position with DAZN Group and in February 2022, Mr. Elias informed the Board that he was retiring from Dell Technologies, effective May 5, 2023. In accordance with the procedures outlined in the Company’s Principles of Corporate Governance, Mr. Epstein and Mr. Elias each offered to submit a letter of resignation to the Committee for consideration in connection with their respective changes in employment status. In both cases the Committee recommended that the Board not accept the resignation offers and the Board accepted the Committee’s recommendations. With respect to Mr. Epstein, it was the sense of the Committee, and the Board more generally, that Mr. Epstein’s extensive knowledge of media, technology and capital markets, as well as his deep transactional experience, expertise in overseeing strategic business initiatives and financial acumen would continue to make him a valuable member of the Board. With respect to Mr. Elias, it was the sense of the Committee, and the Board more generally, that Mr. Elias is an exemplary leader of the Board, as most notably illustrated by the valuable strategic guidance he provided in connection with the negotiations relating to the Merger Agreement, and that Mr. Elias’s extensive experience overseeing M&A and new business development and his comprehensive global business and management experience in information technology, would continue to make him an invaluable asset to the Board.
Public Policy and Regulation Committee
The Public Policy and Regulation Committee assists the Board in its oversight of risks relating to legal, regulatory, compliance, public policy and corporate social responsibility matters that may impact the Company’s operations, performance or reputation. The Committee’s duties and responsibilities include reviewing and providing guidance to the Board about legal, regulatory and compliance matters concerning media, antitrust and data privacy, and monitoring legislative and regulatory trends and public policy developments that may affect the Company’s operations, strategy, performance or reputation. The Public Policy and Regulation Committee also is responsible for reviewing compliance with the Company’s Ethics Policy and assuring appropriate disclosure of any waiver of or change in the Ethics Policy for executive officers, and for reviewing the Ethics Policy on a regular basis and proposing or adopting additions or amendments to the Ethics Policy as appropriate. In addition, the Committee monitors the Company’s policies and programs relating to corporate social responsibility, sustainability, and ESG-related matters within its purview, and periodically discusses with management the Company’s initiatives for promoting racial and ethnic diversity in its news and other content.
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
Corporate Governance
The Board and the Company have instituted strong corporate governance practices to ensure that the Company operates in ways that support the long-term interests of our shareholders. Important corporate governance practices of the Company include the following:

✓	All of our directors are elected annually.	✓	Our directors and senior executives are subject to stock ownership guidelines.

✓	Ten of the eleven TEGNA directors are independent.	✓	We do not have a shareholder rights plan (poison pill) in place.

✓	We have a robust shareholder engagement program pursuant to which our independent directors and senior management typically engage with investors.	✓	We have a majority vote standard for uncontested director elections and a director resignation policy.

✓	We have an independent Board chair.	✓	Our Board has adopted a proxy access by-law provision.

✓	We maintain an ongoing board refreshment process, which has resulted in our adding four independent directors since 2017 and the transition of the Board chair role during 2018.	✓	Mergers and other business combinations involving the Company generally may be approved by a simple majority vote.
Additional information regarding the Company’s corporate governance practices is included in the Company’s Principles of Corporate Governance posted on the Corporate Governance page under the “Investors” menu of the Company’s website at www.tegna.com. See the “Compensation Discussion and Analysis” section of this report for a discussion of the Company’s compensation-related governance practices.
11.    Executive Compensation
Compensation Discussion and Analysis
The Leadership Development and Compensation Committee of the Board of Directors (the “Committee”) believes that the 2022 compensation of our Named Executive Officers appropriately reflects and rewards their significant contributions to the Company’s strong performance in a year that included a number of extraordinary events, including the announcement that the Company had entered into a merger agreement with certain affiliates of Standard General L.P. on February 22, 2022 (“Merger Agreement”), and a challenging macroeconomic environment.
The Committee continuously reviews the structure of our executive compensation program and, based on shareholder feedback over recent years, has endeavored to further strengthen the link between pay and performance and enhanced our disclosure of executive compensation structure and practices. Our 2022 compensation program also was impacted by compensation-related provisions contained in the Merger Agreement.

This Compensation Discussion and Analysis (CD&A) explains the guiding principles and practices upon which our executive compensation program is based and the 2022 compensation paid to our Named Executive Officers (also referred to as “NEOs”), who for the 2022 fiscal year were:
•David T. Lougee, President and Chief Executive Officer,
•Victoria D. Harker, Executive Vice President and Chief Financial Officer,
•Lynn Beall (Trelstad)*, Executive Vice President and Chief Operating Officer—Media Operations, and
•Akin S. Harrison, Senior Vice President and General Counsel.
*    “Beall” is Ms. Trelstad’s maiden name and the name she uses for business purposes. “Trelstad” is her married and legal name.
Executive Summary
PERFORMANCE HIGHLIGHTS
Highlights of the Company's 2022 performance included:
Record total revenues. Total company revenue was a record $3.3 billion, up ten percent year-over-year and up 12% on a two-year basis.
Record subscription revenue. The company achieved record subscription revenue of $1.5 billion, which was up four percent year-over-year.
Political revenue. The company generated $341 million in political revenue, a record for a non-presidential election year.
GAAP net income. The company’s GAAP net income was a record $631 million.
Record Adjusted EBITDA. Company Adjusted EBITDA was a record $1.1 billion (representing net income attributable to TEGNA before net income attributable to redeemable noncontrolling interest, income taxes, interest expense, equity (loss), other non-operating items, special items, depreciation and amortization), which was an increase of 19% compared to 2021 and was driven by high-margin political and subscription revenues, as well as ongoing cost management to ensure efficient operations. This result was also up 11% on a two-year basis.
PAY FOR PERFORMANCE
The Committee supports compensation policies that place a heavy emphasis on pay for performance. Our NEOs receive a majority of their long-term equity awards as performance shares that may be earned, if at all, based on the Company’s achievement of performance goals established by the Committee, which we believe strengthens the pay for performance aspect of the Company’s long-term incentive program, and the compensation program overall. The percentage of NEO annual equity awards granted on February 28, 2022 (based on grant date value) that were performance-based were 70% for our CEO (with the remaining 30% being time-based restricted stock units (RSUs)) and 55% for each of the other NEOs (with the remaining 45% being time-based RSUs).

A MAJORITY OF OUR CEO’S 2022 TARGET PAY WAS PERFORMANCE-BASED
LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE RESPONSIBILITIES
The Committee oversees the Company’s executive compensation program and is responsible for:
•Evaluating and approving the Company’s executive compensation plans, principles and programs, as well as overseeing the compensation program for non-employee directors;
•Administering the Company’s equity incentive plans and granting bonuses and equity awards to our senior executives;
•Reviewing and approving on an annual basis corporate goals and objectives relevant to the compensation of the Company’s President and CEO and its other senior executives; and
•Reviewing risks relating to the Company’s executive compensation plans, principles and programs.
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
GUIDING PRINCIPLES
In making its NEO compensation decisions, the Committee is guided by the following principles:
•Pay for performance—Compensation should place a heavy emphasis on pay for performance and substantial portions of total compensation should be “at risk.”
•Attract, retain and motivate—Compensation should help us attract and retain superior executive talent and motivate key employees to ensure our overall success and long-term strength.
•Fairness and Shareholder Alignment—Compensation should be fair to both executives and shareholders and should align the interests of our executives with those of our shareholders.
•Pay competitively—Compensation opportunities generally should be in line with those afforded to executives holding similar positions at comparable companies, although we expect variability based on role and incumbent-specific circumstances.
•Promote stock ownership—Compensation in the form of equity grants should allow our executives to acquire and maintain a meaningful level of investment in Company common stock consistent with our stock ownership guidelines. This helps to align the economic interests of our executives with those of our shareholders. The Committee regularly reviews the levels of senior executive stock ownership.

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
COMPENSATION-RELATED GOVERNANCE PRACTICES
The Board’s commitment to strong corporate governance practices extends to the compensation plans, principles, programs and policies established by the Committee. The Company’s compensation-related governance practices and policies of note include the following:
✓    Performance-based pay. We provide compensation to our NEOs that is majority performance-based.
✓    Outcome alignment. Each year we review the Company’s compensation and financial performance against internal budgets, financial results from prior years and Comparative Market Data to make sure that executive compensation outcomes are aligned with the absolute and relative performance of the Company.
✓    Cap on incentive payouts. We cap the maximum payout under the annual bonus plan and performance share awards at 200% of target.
✓    Double-trigger equity vesting upon a change in control. We accelerate the vesting of equity awards in connection with a change in control only upon a double trigger (i.e., upon an executive’s qualifying termination of employment within two years following the date of the change in control) unless the awards are not continued or assumed, in which case the awards immediately vest.
✓    Clawback. We have a recoupment policy that provides:
•That fraud or intentional misconduct by any employee that results in an accounting restatement due to material non-compliance with the securities laws would trigger a recoupment of certain incentive compensation from the responsible employee, as determined by the Committee; and
•That the Committee may recoup up to three years of an employee’s incentive compensation if that employee’s gross negligence or intentional misconduct caused the Company material harm (financial, competitive, reputational or otherwise).
✓    No unearned dividends. We do not pay dividends or dividend equivalents on unearned performance shares or unpaid restricted stock unit awards granted to employees.
✓    All new change-in-control arrangements are double trigger without excise tax gross-ups. Severance for executives who became eligible to participate in a change in control severance plan after April 15, 2010 is double trigger and those executives are not eligible for an excise tax gross-up.
✓    Risk evaluation. We regularly evaluate the risks associated with the Company’s compensation plans and programs and consider the potential relationship between compensation and risk taking.
✓    Anti-hedging. We maintain a policy that prohibits the Company’s employees and directors from hedging or short-selling the Company’s shares.
✓    Anti-pledging. We prohibit the Company’s executive officers and directors from pledging the Company’s shares.
✓    Multi-dimensional performance assessment. Under both the Company’s annual bonus plan and the performance share component of annual equity grants, we assess NEO performance against a number of metrics covering the income and cash-flow statements and quantitative and qualitative KPIs tailored for each executive.
✓    No excessive perquisites. We do not provide significant perquisites to our named executive officers.

SAY ON PAY
The Committee reviews and thoughtfully considers the results of Say on Pay votes when evaluating our executive compensation program. Ninety six and one half percent (96.5%) of our shareholders supported our executive compensation program at the Company’s 2022 annual meeting of shareholders, which reflected an overwhelmingly positive level of support for our executive compensation. As a result, we did not make any specific changes to our executive compensation programs as a result of this vote. Additionally, it is typically our practice to actively engage our shareholders throughout the year to garner feedback, including with respect to our executive compensation programs and policies, but in 2022 our engagement with shareholders was limited due to the pendency of the transactions contemplated by the Merger Agreement.
Overview of Executive Compensation Program
Key Components of Annual Compensation Decisions
The table below describes key components of the Company’s 2022 executive compensation program, which generally remained unchanged from 2021.

	Component	Description	Performance Considerations	Pay Objective
Short Term Cash Compensation	BASE SALARY	Pay for service in executive role.	Based on the nature and responsibility of the position, achievement of key performance indicators, internal pay equity among positions and competitive market data.	Attraction and retention. Base salary adjustments also allow the Committee to reflect an individual’s performance, scope of the position, and/or changed responsibilities.

	ANNUAL BONUS	Short-term program providing NEOs with an annual cash bonus payment.	Based on the Committee’s assessment of each NEO’s achievement of annual key performance indicators and contributions to Company-wide performance, as well as, for 2022, treatment contemplated by the Merger Agreement.	Reward performance in attaining Company and individual performance goals based on the Company’s financial and strategic goals on an annual basis.

Long-Term Equity Incentives	PERFORMANCE SHARES	Long-term equity grants that vest based on the Company’s Adjusted EBITDA and Free Cash Flow as a Percentage of Revenue performance over a two-year period compared to preset targets set by the Committee.	Based on the measurement of the Company’s performance against two important financial metrics on which the Company focuses from a strategic growth perspective. The value of awards is also tied to the Company’s share price performance during the three-year vesting period.	Reward longer-term performance in attaining Company performance goals, which in turn drives shareholder value creation; align the interests of executives with those of shareholders; and promote retention and foster stock ownership.

	RESTRICTED STOCK UNITS (RSUs)	Long-term equity grants that generally vest over four years on a pro-rata basis.	Alignment with shareholders through Company share price performance and the creation of shareholder value.	Align the interests of executives with those of shareholders, promote retention and foster stock ownership.
How the Committee Determines NEO Compensation
The Committee determines NEO compensation in its sole discretion based on its business judgment, informed by the experience of the Committee members, input from Meridian (the Committee’s independent compensation consultant), market data, the Committee’s and the CEO’s assessment of each NEO, achievement of key performance indicators, the Company’s performance and progress towards achievement of its strategic plan and the challenges confronting our business. No NEO participates in the determination of his or her own compensation.
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
Key Performance Indicators
The Committee assesses the degree and extent of achievement of key performance indicators (KPIs) as a principal tool for making NEO compensation decisions. KPIs, set annually for each of our executive officers, consist of individually designed qualitative and quantitative goals organized in three areas:
•Profit and Revenue Goals, which include, as appropriate, revenue, adjusted EBITDA, operating income, free cash flow, digital revenue and other financial goals for the Company and the respective businesses and/or functions over which each NEO has operational or overall responsibility;
•Strategic and Business Goals, which include specific areas in which the NEO is asked to innovate and collaborate to adopt and implement new products and programs in support of the Company’s strategic plan; and
•People Goals, which include measures of leadership, achievement of diversity initiatives, First Amendment activities, and other significant qualitative objectives such as promoting an ethical Company work environment and diverse workforce and maintaining our reputation as a good corporate citizen of the communities in which we do business.
Each NEO’s KPIs include multiple goals in each of the three areas. The KPIs are intended to be challenging but realistic, with a high degree of difficulty in achieving all of the goals set for each NEO. Except for the CEO, whose performance scorecard has been enhanced with specific weightings in response to shareholder feedback, the Committee’s assessment of NEO performance versus KPIs is holistic, with no particular weighting ascribed to achievement of any particular item in any area. This allows for the Committee to assess each of our other NEOs’ performance against the goals and metrics that are most pertinent to the area of focus for each NEO and most appropriately measure his or her performance, with the ultimate goal of aligning pay and performance for each NEO. While the Committee takes into consideration the degree of achievement of each NEO’s KPIs and the Company performance goals and financial measures set forth above in making compensation decisions, the Committee exercises its business judgment, in its sole discretion, to set NEO compensation.
Comparative Market Data
•To assist the Committee in making decisions affecting NEO compensation opportunities, the Committee, with support from Meridian, its independent advisor, reviewed a report from Company management providing, among other things, executive compensation market data. The report included data from the Willis Towers Watson Media Compensation Survey, the Willis Towers Watson General Industry Executive Compensation Survey, the Croner Digital Content and Technology Survey, the Equilar Media & Technology Survey, and the Radford Global Compensation Survey, a source of detailed executive compensation information (collectively, “Comparative Market Data”).
•Through use of this data, the Committee compares NEO salaries, bonus opportunities and equity compensation opportunities to those of companies in the media sector and other companies with comparable revenues to confirm that the elements of our compensation program and the compensation opportunities we afford our executives are appropriately competitive. The Committee does not, however, target elements of compensation nor total compensation to a certain range, percentage or percentile within the Comparative Market Data.
BASE SALARY
We pay our NEOs base salaries to compensate them for service in their executive role. Salaries for NEOs take into account:
•the nature and responsibility of the position;
•the achievement of KPIs, both historically and in the immediately prior year;
•internal pay equity among positions; and
•Comparative Market Data, as described above.

The table below shows the 2022 NEO base salaries set by the Committee based on the foregoing factors:

EXECUTIVE	2022 BASE SALARY
Mr. Lougee	$975,000
Ms. Harker	$730,000
Ms. Beall	$650,000
Mr. Harrison	$500,000
ANNUAL BONUSES
ANNUAL BONUS OPPORTUNITY
Our NEOs participate in an annual bonus program designed to reward each NEO’s contribution to overall Company results and attainment of strategic business objectives during the year. Annual bonuses therefore can vary in amount from year to year.
Beginning in late 2021 and continuing into early 2022, the Committee, in consultation with Meridian, its independent compensation consultant, determined the target bonus opportunities for each NEO. The Committee established these amounts, which are based on a target percentage of each NEO’s base salary, after thorough consideration of:
•the nature and responsibility of the position;
•internal pay equity among positions; and
•Comparative Market Data.
Based on these factors, the Committee approved the following 2022 target bonus opportunities for our NEOs. Only Mr. Lougee’s and Mr. Harrison’s bonus targets were increased from 2021, based on corresponding changes to the target percentage of their respective base salaries:

EXECUTIVE	BASE SALARY	TARGET PERCENTAGE OF BASE SALARY	BONUS GUIDELINE AMOUNT
Mr. Lougee	$975,000	130%	$1,267,500
Ms. Harker	$730,000	100%	$730,000
Ms. Beall	$650,000	100%	$650,000
Mr. Harrison	$500,000	85%	$425,000
ANNUAL BONUS PERFORMANCE MEASURES FOR 2022
The Committee determined the extent to which each NEO earned his or her respective 2022 bonus, informed by attainment of the Company’s annual financial and qualitative performance goals, individual contributions made by the NEO during the year and each NEO’s performance against his or her KPIs.
In addition, the Committee considered the performance of the Company across a broad spectrum of financial measures, including total revenues, operating income, net income, earnings per share, Adjusted EBITDA, EBITDA margins, subscription revenue and free cash flow as a percentage of revenue. The Committee selected these financial measures because, individually and collectively, they represent the most significant financial aspects of our Company that we believe drive our financial success as a pure-play media company and enhance shareholder value.
For 2022, the Committee compared the Company’s reported performance with respect to each of these financial performance measures against goals approved by the Board at the beginning of the year, financial results from prior years, and financial performance of peer companies and the industry, and considered the Company’s achievements of budgeted amounts in light of the bonus treatment contemplated by the terms of the Merger Agreement, which provides that employee bonuses for 2022 would be paid at the greater of (i) the employee’s bonus entitlement based on the actual level of achievement of the applicable performance goals for 2022 and (ii) the employee’s bonus entitlement assuming achievement of target level performance.
In addition, the Committee evaluated the performance of our executives, the roles played by each of them in contributing to the Company’s progress in creating shareholder value, achieving critically important strategic transactions and the performance highlights described in the “Executive Summary” above. Other factors considered by the Committee for the 2022 bonus awarded to each NEO are described below.
David T. Lougee, President and Chief Executive Officer
2022 Goals:
The Committee evaluated Mr. Lougee’s 2022 performance using a scorecard that measures Mr. Lougee’s results against financial and non-financial KPIs, with the financial and non-financial KPIs each assigned an overall 50% weighting by the Committee. Mr. Lougee’s financial KPIs included EBITDA and revenue targets, with the EBITDA target weighted at 35% and the revenue target weighted at 15%.
Mr. Lougee’s non-financial goals included strategic goals relating to driving long-term growth for the Company (taking into account anticipated market forces and dynamics), the Company’s 2022 business priorities (key business initiatives critical to the Company during 2022), and the Company’s 2022 people goals (building the organization with capabilities and a culture for the future, including diversity and inclusion goals). These non-financial goals were weighted as follows: strategic (25%), business priorities (15%) and people (10%). The Committee also assessed Mr. Lougee’s performance in the context of the core CEO responsibility to serve as the Company’s chief spokesperson and effectively communicate with all of the Company’s stakeholders, including its shareholders, employees, customers, Board of Directors and community and industry groups.
2022 Performance Highlights and Accomplishment of 2022 Goals:
During 2022, Mr. Lougee led the Company to record full-year revenue and EBITDA, drove the successful negotiation of the Merger Agreement, successfully negotiated retransmission agreements with certain of the Company’s largest distributors, oversaw record revenue for Premion, and continued to strengthen the Company’s commitment to diversity, equity and inclusion. Mr. Lougee’s annual bonus for 2022 reflected these accomplishments as well as the Committee’s assessment of the performance of his duties and his achievement of the following KPIs:

Financial KPIs
•Achieved full year Company Adjusted EBITDA of $1.1 billion,* which was below his EBITDA KPI, partially driven by weaker political and macroeconomic forces impacting subscribers and advertising revenue.
•Achieved record full-year revenue of $3.3 billion, up ten percent year-over-year but short of his revenue KPI due in part to AMS revenue declines as a result of political displacement and macroeconomic headwinds.

Non-financial KPIs: Strategic and Business
• Successfully led negotiations that culminated in entering into the Merger Agreement, pursuant to which the Company will be acquired by an affiliate of Standard General for $24.00 per share in cash, subject to stockholder and regulatory approvals, and other customary closing conditions.
•Successfully led the Company’s negotiations of comprehensive retransmission consent agreements representing approximately 38% of the Company’s subscribers.
•Oversaw record revenue for Premion despite macroeconomic challenges.
•Continued to execute on the Company’s expense savings plan.

Non-financial KPIs: People
• Oversaw the Company’s progress on its 2025 diversity, equity and inclusion goals, for which the Company remains on track to achieve on schedule, including increasing the ethnic and gender diversity of the Company’s station general managers.
•Enhanced support of Company leaders in the selection of diverse talent and the navigation of complex employee matters regarding race and inclusion.
•Expanded the Company’s initiatives to identify and develop its internal talent, including expanding the Producer-in-Residence program and implementing a new Sales-in-Residence program.

*Reconciliation of the following non-GAAP financial measure to the Company’s results as reported under accounting principles generally accepted in the United States may be found in the Company’s Form 10-K, filed: adjusted EBITDA – page 32.
Victoria D. Harker, Executive Vice President and Chief Financial Officer
2022 Goals:
The Committee evaluated Ms. Harker’s 2022 performance using financial and non-financial KPIs it developed in consultation with Mr. Lougee. Ms. Harker’s financial KPIs included, among other things, Adjusted EBITDA and revenue targets, and expense management.
Ms. Harker’s non-financial goals included, without limitation, acquisition support/transition planning and capital allocation, and people goals relating to hiring and promotion, racial and gender diversity and succession planning.
2022 Performance Highlights and Key Accomplishments:
Ms. Harker delivered a strong performance in 2022 during which she and her finance team supported achievement of the Company’s strong financial performance, provided critical support to prepare for the anticipated closing of the transactions contemplated by the Merger Agreement, continued to actively manage and implement expense reductions, supported the successful negotiation of retransmission agreements and network affiliation agreements, managed the Company’s short term cash investments and provided ongoing oversight over the Company's 401K and pension plans. Her annual bonus for

2022 reflected the Committee’s assessment of her and the Company’s performance, including her achievement of the following KPIs:

Financial KPIs
•Achieved the Company’s full year record Adjusted EBITDA of $1.1 billion,* which fell short of her EBITDA KPI, partially driven by weaker political and macroeconomic forces impacting subscribers and advertising revenue.
• Supported achievement of record Company revenue of $3.3 billion, which was below budget, due in part to AMS revenue declines as a result of political displacement and macroeconomic headwinds.

Non-financial KPIs: Strategic and Business Goals
•Supported the negotiation of the Merger Agreement.
•Pivoted from annual budget process to a more refined quarter-ahead forecast process driven by macro-economic volatility.
•Successfully completed the relocation of the entire Finance shared service organization, driving space and cost savings and allowing the Company to right-size the shared services functions.
•Provided critical financial reporting, analysis and transaction processing operations in a manner that allowed the Company to recognize substantial savings in external audit fees.

Non-financial KPIs: People Goals	• In collaboration with Mr. Lougee and the Company’s chief human resources officer, continued to develop and execute against a succession and development plan for her successor.
*Reconciliation of the following non-GAAP financial measure to the Company’s results as reported under accounting principles generally accepted in the United States may be found in the Company’s Form 10-K, filed: adjusted EBITDA – page 32.
Lynn Beall, Executive Vice President and Chief Operating Officer – Media Operations
2022 Goals:
The Committee evaluated Ms. Beall’s 2022 performance using financial and non-financial KPIs it developed in consultation with Mr. Lougee. Ms. Beall’s financial KPIs included, among other things, goals relating to subscription and advertising and marketing services revenue.
Ms. Beall’s non-financial goals included, without limitation, audience growth, content transformation, content leadership development, and retransmission and network affiliation agreement negotiations and people goals relating to talent and culture, racial and gender diversity and succession planning.
2022 Performance Highlights and Key Accomplishments:
In 2022, while overseeing one of the most geographically diverse broadcast groups in the United States, Ms. Beall led the Company’s media operations through another historic news cycle that included unprecedented news events, extreme weather and political activity. Despite these and other challenges, the Company’s media operation realized strong results across the board under her leadership, driven by a strategic plan that focused on people, content and sales. Ms. Beall’s annual bonus for 2022 reflected the Committee’s assessment of her and the Company’s performance, including her achievement of the following KPIs:

Financial KPIs
•Drove the Company’s record Media Operations revenue, subscription revenue, net income and EBITDA, but fell below expectations and internal budget mostly due to economic headwinds beginning in the second quarter of 2022 and continuing through the end of the year.

Non-financial KPIs: Strategic and Business Goals
•Successfully led the Company’s negotiations of comprehensive retransmission consent agreements representing approximately 38% of the Company’s subscribers.
•Led successful renegotiation of a multi-year CBS affiliation agreement.
•Oversaw growth of the Company’s original programming and multicast businesses, including signing several foundational distribution deals for the Company's multicast programming networks and improving the year-over-year performance of the Company's Daily Blast Live program.
•Achieved strong audience gains for the Company’s VERIFY brand, and launched new digital streaming applications for the Company's stations on the Roku and Fire TV platforms.
•Oversaw the Company’s news operations which continued to be awarded and celebrated for quality journalism, receiving six national Edward R. Murrow awards, two Dupont awards, and a prestigious local news Peabody award.

Non-financial KPIs: People Goals
•Launched the Company’s manager training program, providing leadership training to almost 100 of the Company’s managers in 2022.
• Through her succession planning and development efforts, oversaw the hiring of four new station general managers, three of whom were diverse.
•Supported newsroom diversity initiatives through continued investment in the Company's inclusive journalism program for all new journalists, and the selection of 25 high-performing managers for participation in a Poynter Institute’s leadership program focused on DE&I.
•Remained on track to achieve the 2025 diversity, equity and inclusion goals relating to the Company’s content leadership and content teams, including hiring three diverse station general managers.

Akin S. Harrison, Senior Vice President and General Counsel
2022 Goals:
The Committee evaluated Mr. Harrison’s 2022 performance using financial and non-financial KPIs it developed in consultation with Mr. Lougee. Mr. Harrison’s financial KPIs included managing the law department’s budget and total Company outside legal fees.
Mr. Harrison’s non-financial goals included providing legal counsel and leadership in support of the Company’s purpose, strategic transactions, negotiations and compliance efforts, ethics standards and initiatives, and people goals relating to diversity and inclusion and leadership development.
2022 Performance Highlights and Key Accomplishments:
In 2022, Mr. Harrison continued to effectively manage the law department and he and his team successfully managed a wide variety of legal matters for the Company, including matters pertaining to the Merger Agreement, FCC compliance, commercial contracts, litigation, and antitrust and First Amendment matters. Mr. Harrison’s annual bonus for 2022 reflected the Committee’s assessment of his and the Company’s performance, including his achievement of the following KPIs:

Financial KPIs	•Continued to successfully manage the legal department’s budget and total Company outside legal fees.

Non-financial KPIs: Strategic and Business Goals
• Provided legal counsel and coordinated with outside counsel and the Company’s advisor team in connection with the Company's efforts to obtain approval of the Merger Agreement.
•Supported the Company’s negotiations of comprehensive retransmission consent agreements representing approximately 38% of the Company’s subscribers.
•Advised on the long-term renewal of the Company’s network affiliation agreements with two of its major network partners.
•Oversaw the Company’s legal compliance program.

Non-financial KPIs: People Goals	• Continued to take steps to develop the members of the legal department. •Continued to support company-wide diversity and inclusion initiatives.
In determining the annual bonus payouts for each NEO, the Committee considered the strong individual and Company performance referenced above. Based on its comprehensive review of these considerations, and consistent with the terms of the Merger Agreement, the Committee determined to pay each NEO’s 2022 annual bonus at target, as follows:

EXECUTIVE	BONUS
Mr. Lougee	$1,267,500
Ms. Harker	$730,000
Ms. Beall	$650,000
Mr. Harrison	$425,000
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

Cycle	2020	2021	2022	2023	2024
2020-2021	Political	Off Year	Political
2021-2022		Off Year	Political	Off Year
2022-2023			Political	Off Year	Political
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

Determination of Long-term Equity Award Target Value
For the March 1, 2022 grants, the Committee determined total long-term equity award target values for each NEO taking into account the following factors:
•market data;
•recommendation of Mr. Lougee and the Senior Vice President and Chief Human Resources Officer (other than for Mr. Lougee);
•the nature and responsibility of the NEO’s position;
•internal pay equity among positions;
•Comparative Market Data;
•individual performance against KPIs;
•the financial performance of the Company and the operations for which the NEO is responsible; and
•the Company’s progress towards the goals of its strategic plan.
Based on the foregoing factors, the Committee approved 2022 total long-term equity award target values for each of our NEOs, which are shown in the table below.

EXECUTIVE	2022 BASE SALARY	LONG TERM- AWARD TARGET PERCENTAGE	TOTAL LONG- TERM AWARD TARGET VALUE
Mr. Lougee	$975,000	500%	$4,875,000
Ms. Harker	$730,000	250%	$1,825,000
Ms. Beall	$650,000	200%	$1,300,000
Mr. Harrison	$500,000	200%	$1,000,000
On March 1, 2022, the long-term equity award target value for each NEO was translated into a target award of Performance Shares and an award of RSUs based upon the Company’s closing stock price on February 28, 2022 (taking into account that dividends would not be paid on the Performance Shares or RSUs during the respective vesting periods), as follows:

EXECUTIVE	PERFORMANCE SHARES (TARGET #)	RSUs
Mr. Lougee	156,465	66,508
Ms. Harker	46,022	37,347
Ms. Beall	32,783	26,603
Mr. Harrison	25,218	20,464

2022 Performance Share Awards
The 2022 Performance Share grants are subject to achievement against the following Committee-approved performance metrics measured over the applicable performance cycle:

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
(1)The Performance Shares place a higher weighting on Adjusted EBITDA given the importance of meeting our profitability expectations.
For purposes of the 2022 Performance Share grants:
•“Adjusted EBITDA” means net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items, (5) severance expense, (6) facility consolidation charges, (7) impairment charges, (8) depreciation, (9) amortization, and (10) expense related to performance share long-term incentive awards. Net income from continuing operations may be further adjusted to exclude unusual or non-recurring charges or credits to the extent and in the amount such items are separately reported or discussed in the financial statements and notes thereto or in management’s discussion and analysis of the financial statements in a periodic report filed by the Company under the Securities Exchange Act of 1934, as amended.
•“Free Cash Flow” means “net cash flow from operating activities” less “purchase of property and equipment,” each as reported in the Company’s consolidated statements of cash flows, and adjusted to exclude (1) voluntary pension contributions, (2) capital expenditures required either by government regulators or due to natural disasters offset by any reimbursements of such expenditures (e.g., from the U.S. government or an insurance company), and (3) the same adjustments made to Adjusted EBITDA, other than income taxes and interest to the extent of their impact on Free Cash Flow. When calculating Free Cash Flow in respect of the 2022 Performance Shares, actual changes in working capital for the year will be disregarded to the extent they are greater than or less than the $20 million collar specified by the Committee from the target change in working capital. The “collar” limits the effect of volatility in working capital that can impact the Company’s Free Cash Flow.
The Committee reserves the right to modify the calculations to adjust for impacts it deems appropriate.

The following table illustrates the ranges of potential payouts based on threshold, target and maximum performance levels for each financial performance metric adopted by the Committee for the applicable performance cycle:

	Actual versus Target	Applicable Payout Percentage*
Below Threshold (80%)	<80%	0%
Threshold	80%	65%
Target	100%	100%
Maximum	110%	200%
Above Maximum	>110%	200%
*The Applicable Payout Percentage is calculated using straight line interpolation for points between Threshold and Target and for points between Target and Maximum.
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
With certain exceptions for terminations due to death, disability, retirement (defined as 65 years of age or at least 55 years of age with at least five years of service) or a change in control of the Company, “earned” Performance Shares generally vest on the expiration of the three-year vesting service period (the Incentive Period) only if the executive continues to be employed by the Company through the last day of the vesting service period.
Following the end of the vesting service period, each executive who has earned Performance Shares will receive the number of shares of Company common stock earned for the performance cycle, less withholding taxes. Dividends are not paid or accrued on Performance Shares.
The vesting of the Performance Share grants will not accelerate in connection with a change in control unless the executive has a qualifying termination of employment within two years following the date of the change in control or the grants are not continued or assumed (e.g., the grants are not equitably converted or substituted for awards of the successor company) following the change in control. In the event a change in control occurs prior to the expiration of the applicable performance period, the executive will receive (if the vesting requirements are satisfied) the target number of Performance Shares set forth in the executive award agreement for that Performance Share grant. In the event a change in control occurs after the expiration of the applicable performance period but prior to the expiration of the applicable vesting service period, the executive will receive (if the vesting requirements are satisfied) the number of Performance Shares earned during the applicable performance cycle.
Treatment of Performance Share Awards under the Merger Agreement
Upon the closing of the transactions contemplated by the Merger Agreement, all outstanding Performance Share awards will become fully vested and converted into the right to receive a cash amount equal to the product of (a) the number of shares of the Company’s common stock subject to the award multiplied by (b) the per share merger consideration under the Merger Agreement. The Merger Agreement provides that the number of shares of the Company’s common stock subject to Performance Share Awards granted in 2021 will equal the greater of (x) such number as determined in accordance with the provisions of the applicable award agreement (which generally provide that the number of shares will be determined based on the Company’s achievement of target performance levels unless the two-year performance period is complete as of the change in control, in which case the number of shares will be determined based on the Company’s actual performance), and (y) the number of shares that would be paid under such award assuming the Company’s actual performance versus target performance for 2021 was also achieved for 2022. With regard to the 2022 Performance Share awards, the Merger Agreement provides that the number of shares to be paid will be determined in accordance with the provisions of the applicable award agreement, as described in the immediately preceding sentence.

2022 RSU Awards
The RSUs granted to our NEOs in 2022 generally vest ratably over four years. At the time of vesting, the NEO will receive the number of shares of Company common stock equal to the number of RSUs that then vested, less withholding taxes. Executives are also entitled to receive a prorated portion of their RSUs upon retirement, disability or death. The vesting of the RSUs will not accelerate in connection with a change-in-control, unless the executive has a qualifying termination of employment within two years following the date of the change-in-control or the grants are not continued or assumed (e.g., the awards are not equitably converted or substituted for awards of the successor company) in connection with the change-in-control.
Treatment of RSU Awards under the Merger Agreement
Upon the closing of the transactions contemplated by the Merger Agreement, each RSU will become fully vested and be converted into the right to receive a cash amount equal to the product of (a) the number of shares of the Company’s common stock subject to the RSU Award multiplied by (b) the per share merger consideration under the Merger Agreement.
Restrictive Covenants in CEO’s 2022 RSU and Performance Share Award Agreements
Mr. Lougee’s 2022 RSU and Performance Share award Agreements include certain noncompete and nonsolicitation covenants. With certain exceptions, the noncompete covenant generally prohibits Mr. Lougee from participating in certain competing local broadcast businesses or media organizations that derive at least 75% of their revenues from local broadcasting through the first anniversary date of his termination of employment. With certain exceptions, the nonsolicitation covenant generally prohibits Mr. Lougee from inducing employees to leave the Company or inducing current or prospective customers from ceasing to do business with the Company through the first anniversary date of his termination of employment.
Results for 2021 Performance Share Awards
In 2021, the NEOs received Performance Share awards with a two-year performance cycle of January 1, 2021 through December 31, 2022, contingent on the Company achieving its two-year Adjusted EBITDA and Free Cash Flow as a Percentage of Revenue performance targets. The performance metric targets established by the Committee were designed to be challenging.
Performance Metric Targets for the 2021 Performance Shares

	Adjusted EBITDA	Cash Flow as a Percentage of Revenue
2021-2022 Total:	$2,255,302	19.1%[1]
1Based on a Free Cash Flow target of $1,241,920,000 and a Revenue target of $6,496,261,000.
In February 2022, the Committee determined that the 2021-2022 Adjusted EBITDA and Cash Flow as a Percentage of Revenue performance metrics were achieved at $2,113,021,000 and 18.6%, respectively, which resulted in a payout percentage of 91.1% of the target number of 2021 Performance Shares, resulting in each NEO earning the following number of Performance Shares:

EXECUTIVE	2021 Performance Shares
Mr. Lougee	160,892
Ms. Harker	40,337
Ms. Beall	33,048
Mr. Harrison	23,987

The earned 2021 Performance Shares remain subject to service vesting requirements; they generally will be paid out shortly after February 28, 2024 to the extent the executive has satisfied the vesting requirements for such awards as of such date.

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
TEGNA 2015 Change in Control Severance Plan (CIC Severance Plan)
The CIC Severance Plan provides severance pay for certain key executives upon a change in control of the Company in order to assure the Company that it will have the continued dedication of, and the availability of objective advice and counsel from, key executives notwithstanding the possibility, threat or occurrence of a change in control. Mr. Lougee is the only NEO eligible to participate in the CIC Severance Plan. Ms. Harker, Ms. Beall and Mr. Harrison participate in the TEGNA Transitional Compensation Plan (TCP) rather than the CIC Severance Plan. The Board believes it is imperative that the Company and the Board be able to rely upon key executives to continue in their positions and be available for advice, if requested, in connection with any proposal relating to a change in control without concern that those individuals might be distracted by the personal uncertainties and risks created by such a proposal. Change in control arrangements also facilitate the Company’s ability to attract and retain management as the Company competes for talented employees in a marketplace where such protections are common.
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

Following is a summary of several key terms of the CIC Severance Plan:
•“change in control” means the first to occur of: (1) the acquisition of 20% or more of the Company’s outstanding shares of common stock or the combined voting power of the Company’s outstanding voting securities; (2) the Company’s incumbent directors ceasing to constitute at least a majority of the Board, except in connection with the election of directors approved by a vote of at least a majority of the directors then comprising the incumbent Board; (3) consummation of a sale of the Company in a merger or similar transaction, or a sale or other disposition of all or substantially all of the Company’s assets; or (4) approval by the Company’s shareholders of the Company’s complete liquidation or dissolution.
•“cause” means (1) the participant’s material misappropriation of Company funds or property; (2) the participant’s unreasonable and persistent neglect or refusal to perform his or her duties which is not remedied within 30 days following notice from the Company; or (3) the participant’s conviction, including a plea of guilty or of nolo contendere, of a securities law violation or a felony.
•“good reason” means the occurrence after a change in control of any of the following without the participant’s express written consent, unless fully corrected prior to the date of termination: (1) a material diminution of the participant’s duties, authorities or responsibilities; (2) a reduction in the participant’s base salary or target bonus opportunity; (3) a failure to provide the participant with an annual long-term incentive opportunity whose grant date value is equivalent to or greater in value than participant’s regular annual long-term incentive opportunity in effect on the date of the change in control; (4) the relocation of the participant’s office from the location at which the participant is principally employed immediately prior to the date of the change in control to a location 35 or more miles farther from the participant’s residence immediately prior to the change in control, or the Company’s requiring the participant to be based anywhere other than the Company’s offices, except for required travel on the Company’s business to an extent substantially consistent with the participant’s business travel obligations prior to the change in control; (5) the failure by the Company to pay any compensation or benefits due to the participant; (6) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the CIC Severance Plan; or (7) any purported termination of the participant’s employment that is not effected pursuant to the CIC Severance Plan.
•“multiplier” means 3.0 for the Company’s CEO as of the date of the change in control; 2.0 for a participant who on the date of the change in control is a member of the Company’s executive leadership team and reports directly to the Company’s CEO; and 1.0 for other participants. Mr. Lougee’s multiplier is 3.0.
A NEO entitled to compensation under the CIC Severance Plan would receive:
•Payments. Upon a participant’s qualifying termination of employment, the participant is entitled to receive a lump sum amount equal to the sum of (1) any unpaid base salary or bonus through the date of termination; and (2) a prorated annual bonus for the portion of the fiscal year elapsed prior to the termination date in an amount equal to the average annual bonus the participant earned with respect to three fiscal years immediately prior to the fiscal year in which the termination date occurs prorated for the portion of the fiscal year elapsed prior to the termination date. Additionally, participants are paid a lump sum cash severance payment equal to a “multiplier” that is designated for the participant times the sum of (1) the participant’s annual base salary at the highest rate of salary during the 12-month period immediately prior to the termination date or, if higher, during the 12-month period immediately prior to the change in control (in each case, as determined without regard for any reduction for deferred compensation, 401(k) plan contributions and similar items), and (2) the greater of (A) the average annual bonus the participant earned with respect to the three fiscal years immediately prior to the fiscal year in which the change in control occurs; and (B) the average annual bonus the participant earned with respect to the three fiscal years immediately prior to the fiscal year in which the termination occurs.
•COBRA Benefit. A participant will receive an amount equal to the monthly COBRA cost of the participant’s medical and dental coverage in effect as of the date of termination multiplied by the lesser of (1) 18; or (2) 24 minus the number of full months between the date of the change in control and the date of termination.
•Excise Taxes. In the event benefits otherwise would be subject to Section 4999 of the Code, they will be reduced to $1 less than the amount that would trigger such taxes if such a reduction would put the applicable participant in a better after-tax position.
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
Following is a summary of several key terms of the TCP:
•“change in control” means the first to occur of: (1) the acquisition of 20% or more of our then-outstanding shares of common stock or the combined voting power of our then-outstanding voting securities; (2) our incumbent directors cease to constitute at least a majority of the Board, except in connection with the election of directors approved by a vote of at least a majority of the directors then comprising the incumbent Board; (3) consummation of our sale in a merger or similar transaction or sale or other disposition of all or substantially all of our assets; or (4) approval by our shareholders of the Company’s complete liquidation or dissolution.
•“cause” means (1) any material misappropriation of Company funds or property; (2) the executive’s unreasonable and persistent neglect or refusal to perform his or her duties which is not remedied in a reasonable period of time following notice from the Company; or (3) conviction of a felony involving moral turpitude.
•“good reason” means the occurrence after a change in control of any of the following without the participant’s express written consent, unless fully corrected prior to the date of termination: (1) a material diminution of an executive’s duties or responsibilities; (2) a reduction in, or failure to pay timely, the executive’s compensation and/or other benefits or perquisites; (3) the relocation of the executive’s office outside the Washington, D.C. metropolitan area or away from the Company’s headquarters; (4) the failure of the Company or any successor to assume and agree to perform the TCP; or (5) any purported termination of the executive’s employment other than in accordance with the TCP. Any good faith determination of “good reason” made by the executive shall be conclusive.
•“severance period” means a number of whole months equal to the participant’s months of continuous service with the Company or its affiliates divided by 3.33; provided, however, that in no event shall the participant’s severance period be less than 24 months or more than 36 months, regardless of the participant’s actual length of service. As of December 31, 2022, the severance periods for Ms. Harker, Ms. Beall and Mr. Harrison are 24, 36 and 36 months, respectively.
An NEO entitled to compensation under the TCP would receive:
•Pension. In addition to their vested TRP and SERP benefits, upon their termination of employment, TCP participants are entitled to a lump sum payment equal to the difference between (1) the amount that would have been paid under the TRP and SERP had the executive remained in the employ of the Company for the severance period and received the same level of base salary and bonus which the executive received with respect to the fiscal year immediately preceding the date of the change in control or the termination date, whichever is higher, and (2) the amount payable under the TRP and SERP as of the later of the date of the change in control or the termination date, whichever is higher. Ms. Beall’s SERP benefit was subject to a service and pay freeze as of December 15, 2017. Mr. Harrison’s SERP benefit was subject to a service and pay freeze as of August 1, 2008. Ms. Beall is 100% vested in her SERP benefit and Mr. Harrison would become 100% vested in his SERP benefit in the event of a change in control. The TCP would provide each of Ms. Beall and Mr. Harrison with increases in her or his pension benefit through the end of her or his severance period. Ms. Harker does not participate in the TRP or the SERP.
•Payments. Upon a TCP participant’s qualifying termination of employment, the participant is entitled to receive a lump sum amount equal to the sum of (i) any unpaid base salary through the date of termination at the higher of the base salary in effect immediately prior to the change in control or on the termination date; and (ii) an amount equal to the highest annual bonus paid in the three preceding years which is prorated to reflect the portion of the fiscal year in which the participant was employed prior to termination. Additionally, TCP participants are paid a lump sum cash severance payment equal to the participant’s severance period divided by twelve multiplied by the sum of (1) the executive’s highest base salary during the 12-month period prior to the termination date or, if higher, during the 12-month period prior to the change in control (plus certain other compensation items paid to the participant during the 12-month period prior to the date of termination), and (2) the greater of (a) the highest annual bonus earned by the executive in the three fiscal years immediately prior to the year of the change in control or (b) the highest annual bonus earned by the executive with respect to any fiscal year during the period between the change in control and the date of termination.
•Excise Taxes. Executives participating in the TCP before April 15, 2010 (but not those who first participated in the TCP on or after that date) would be entitled to receive payment of an amount sufficient to make them whole for any excise tax imposed on the payment under Section 4999 of the Internal Revenue Code. The effects of Section 4999 generally are unpredictable and can have widely divergent and unexpected effects based on an executive’s personal compensation history. Therefore, to provide an equal level of benefit across individuals without regard to the effect of the excise tax, the Company determined that excise tax reimbursement payments were appropriate for certain TCP participants. Executives, such as Ms. Harker, who first participated in the TCP on or after April 15, 2010, will not receive a Section 4999 excise tax reimbursement. The change of control benefits for executives who are not entitled to receive a Section 4999 excise tax reimbursement payment will be reduced to $1 less than the amount that would trigger such taxes if such a reduction would put them in a better after-tax position.
•Medical and Life Insurance. For purposes of determining a TCP participant’s eligibility for retiree life insurance and medical benefits, the participant is considered to have attained the age and service credit that the participant would have attained had the participant remained employed until the end of the severance period. Additionally, each TCP participant receives life and medical insurance benefits for the severance period in amounts no less than those that would have been provided had the participant not been terminated.
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
Leadership Development and Compensation Committee Report
The Leadership Development and Compensation Committee met with management to review and discuss the Compensation Discussion and Analysis disclosures included in this report. Based on such review and discussion, on April 27, 2023 the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report, and the Board has approved that recommendation.
Leadership Development and Compensation Committee
Scott K. McCune, Chair
Howard D. Elias
Lidia Fonseca
Melinda C. Witmer

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
David T. Lougee (President and CEO)	2022	975,000	1,267,500	4,875,013	—	154,088	7,271,600
	2021	975,000	1,450,000	4,387,505	5,465	140,507	6,958,477
	2020	915,986	1,146,500	4,387,505	70,994	192,401	6,713,385
Victoria D. Harker (Executive Vice President and Chief Financial Officer)	2022	722,500	730,000	1,825,000	—	80,773	3,358,273
	2021	700,000	880,000	1,399,988	—	72,614	3,052,602
	2020	670,385	695,000	1,400,002	—	75,691	2,841,078
Lynn Beall (Executive Vice President and COO - Media Operations)	2022	642,500	650,000	1,299,997	—	129,128	2,721,625
	2021	620,000	775,000	1,147,010	—	115,580	2,657,590
	2020	587,077	605,000	1,146,990	664,106	113,778	3,116,951
Akin S. Harrison (Senior Vice President and General Counsel)	2022	487,500	425,000	1,000,008	—	38,020	1,950,527
	2021	450,000	430,000	832,512	2,175	31,999	1,746,686
	2020	425,385	312,500	787,502	5,004	31,022	1,561,413
(1)Amounts in this column reflect that increases in base salaries become effective on or about April 1 of the year to which the increase relates. In addition, the amounts reported in this column for 2020 reflect that in response to the COVID-19 pandemic senior Company executives, including each of the NEOs, accepted temporary salary reductions pursuant to which Mr. Lougee received a 25% temporary salary reduction and senior Company executives, including each of the NEOs other than Mr. Lougee, received a 20% temporary salary reduction during the second quarter of 2020.
(2)Amounts in this column represent the aggregate grant date fair value of Performance Share and RSU awards computed in accordance with Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”) based on the assumptions set forth in note 9 to the Company’s 2022 audited financial statements. The amounts reported in this column are not paid to or realized by the NEO. There can be no assurance that the ASC 718 amounts shown in this column will ever be realized by an executive officer. The value of grants of Performance Shares included above have been calculated assuming the target level of performance is met, which we consider to be the most probable outcome. If grants of Performance Shares were calculated assuming the maximum level of performance was met, the amounts shown in this column for Mr. Lougee would be: 2022: $8,287,514; 2021: $7,458,753; 2020: $7,458,760; for Ms. Harker: 2022: $2,828,740; 2021: $2,169,982; 2020: $2,169,998; for Ms. Beall: 2022: $2,014,994; 2021: $1,777,867; 2020: $1,777,836; and for Mr. Harrison: 2022: $1,550,013; 2021: $1,290,391; 2020: $1,220,626.
(3)Amounts in this column represent the aggregate increase, if any, of the accumulated benefit liability relating to the NEO under the TRP and the SERP in the applicable fiscal year. Amounts are calculated by comparing values as of the pension plan measurement date used for the Company’s financial statements for the applicable fiscal years. The Company uses the same assumptions it uses for financial reporting under generally accepted accounting principles with the exception of retirement age, pre-retirement mortality and probability of terminating employment prior to retirement. The assumed retirement age for the above values is the earliest age at which an executive could retire without any benefit reduction due to age. The above values are calculated assuming each NEO survives to the assumed retirement age. The amounts reported in this column shown for Mr. Lougee include the accumulated benefit liability related to his legacy Belo Corp. pension benefit. The amounts reported in this column shown for Ms. Harker reflect the fact that she does not participate in the TRP or the SERP.
(4)Amounts for 2022 reported in this column include (i) life insurance premiums paid by the Company for Ms. Beall in the amount of $20,163 (for an explanation of the Company’s life insurance programs, see footnote 3 to the “Potential Payments to NEOs Upon Termination” table beginning on page 41 of this report); (ii) matching contributions of $12,200 to each of the respective 401(k) accounts of Mr. Lougee, Ms. Harker, Ms. Beall and Mr. Harrison; (iii) Company contributions into the DCP accounts of Mr. Lougee, Ms. Harker, Ms. Beall and Mr. Harrison in the amounts of $84,800, $51,877, $44,477, and $24,462, respectively (for an explanation of these payments, see the discussion of the TEGNA Deferred Compensation Plan beginning on page 28 of this report); (iv) premiums in the amount of $22,032 paid by the Company for supplemental medical coverage for Mr. Lougee and Ms. Beall; (v) for Ms. Beall, an automobile allowance (beginning in 2012, the Company no longer provides an automobile (or automobile allowance) to new senior executives; Mr. Lougee, Ms. Harker and Mr. Harrison do not receive this benefit), (vi) legal and financial services for Mr. Lougee and Ms. Beall; (vii) TEGNA Foundation grants to eligible charities recommended by Mr. Lougee and Ms. Harker of up to $15,000 annually (beginning in 2013, the Company no longer provides this benefit to new senior executives, including Ms. Beall and Mr. Harrison); and (viii) premiums paid by the Company for travel accident insurance for Mr. Lougee, Ms. Harker, Ms. Beall and Mr. Harrison in the amounts of $1,696, $1,696, $1,696 and $1,358, respectively. The NEOs also occasionally receive tickets to sporting events for personal use if the tickets are not needed for business use, for which the Company does not incur incremental costs.
Grants of Plan-Based Awards
The following table summarizes grants of plan-based awards in 2022. See the table entitled “Outstanding Equity Awards at Fiscal Year End” for the number of plan-based awards outstanding on December 31, 2022.

Name	Grant Date (1)	Committee Meeting Date	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number Of Shares Of Stock Or Units (#)(3)	Grant Date Fair Value of Stock and Options Awards ($)(4)
			Threshold (#)	Target (#)	Maximum (#)
Mr. Lougee	3/1/2022	2/22/2022	101,702	156,465	312,930		3,412,502
	3/1/2022	2/22/2022				66,508	1,462,511
Ms. Harker	3/1/2022	2/22/2022	29,914	46,022	92,044		1,003,740
	3/1/2022	2/22/2022				37,347	821,261
Ms. Beall	3/1/2022	2/22/2022	21,309	32,783	65,566		714,997
	3/1/2022	2/22/2022				26,603	585,000
Mr. Harrison	3/1/2022	2/22/2022	16,392	25,218	50,436		550,005
	3/1/2022	2/22/2022				20,464	450,003
(1)See the “Compensation Discussion and Analysis” section for a discussion of the timing of various pay decisions.
(2)These share numbers represent the threshold, target and maximum payouts which may be earned under the 2022 Performance Share awards. The threshold payout is 65% of the target Performance Share award, and the maximum payout is 200% of the target Performance Share award.
(3)The RSU grants reported in this column generally vest in four equal annual installments and, subject to certain exceptions, the corresponding vested shares of the Company’s common stock generally will be delivered to the NEO in four equal annual installments beginning on February 28, 2023.
(4)The full grant date fair value of the awards was computed in accordance with ASC 718, based on the assumptions set forth in note 9 to the Company’s 2022 audited financial statements. There can be no assurance that the ASC 718 amounts shown in the table will ever be realized by an executive officer. Amounts shown for grants of Performance Shares have been calculated assuming the target level of performance is met.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Shares, Units or Other Rights That Have Not Vested ($)
Mr. Lougee	23,275	(2)	493,197
	48,321	(3)	1,023,922
	56,315	(4)	1,193,315
	66,508	(5)	1,409,305
	325,794	(6)	6,903,575
	160,892	(7)	3,409,301
				156,465	(8)	3,315,493
Ms. Harker	12,600	(2)	266,994
	23,128	(3)	490,082
	26,954	(4)	571,155
	37,347	(5)	791,383
	81,680	(6)	1,730,799
	40,337	(7)	854,741
				46,022	(8)	975,206
Ms. Beall	7,965	(2)	168,778
	18,948	(3)	401,508
	22,083	(4)	467,939
	26,603	(5)	563,718
	66,919	(6)	1,418,014
	33,048	(7)	700,287
				32,783	(8)	694,672
Mr. Harrison	4,782	(2)	101,331
	13,010	(3)	275,682
	16,029	(4)	339,655
	20,464	(5)	433,632
	45,945	(6)	973,575
	23,987	(7)	508,285
				25,218	(8)	534,369
(1)The value of these RSUs and Performance Shares is based on the product of the number of the applicable RSUs or Performance Shares shown multiplied by $21.19, the closing price of a share of Company stock on December 30, 2022. There can be no assurance that the amounts shown in the table will ever be realized by an executive officer.
(2)These RSUs vested on February 28, 2023.
(3)Fifty percent of these RSUs vested on February 28, 2023 and the remaining fifty percent of these RSUs are scheduled to vest on February 29, 2024.

(4)One third of these RSUs vested on February 28, 2023 and the remainder of these RSUs are scheduled to vest in two equal annual installments on February 29, 2024 and February 28, 2025.
(5)Twenty-five percent of these RSUs vested on February 28, 2023 and the remainder of these RSUs are scheduled to vest in three equal annual installments on February 29, 2024, February 28, 2025 and February 28, 2026.
(6)These share numbers represent the Performance Shares earned for the 2020-2021 performance cycle, which were earned at 143.1% of target. These Performance Shares were paid out on February 28, 2023 at the end of the service-based vesting period.
(7)These share numbers represent the Performance Shares earned for the 2021-2022 performance cycle, which were earned at 91.1% of target as described on page 25 of this report. The payout of the earned Performance Shares remains subject to a service-based vesting period ending February 29, 2024.
(8)These share numbers represent the target Performance Share awards under the Performance Share program for the 2022-2025 Incentive Period. If the performance conditions are met during the two-year performance cycle ending December 31, 2023, these Performance Shares are eligible to vest on February 28, 2025.
Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
David T. Lougee	324,977	7,448,473
Victoria D. Harker	131,230	3,007,792
Lynn Beall	86,594	1,984,734
Akin S. Harrison	51,405	1,178,203
(1)These share amounts include (a) 25% of the Company’s RSU awards granted respectively, on March 1, 2018, March 1, 2019, March 1, 2020 and March 1, 2021, which vested on February 28, 2022 (which RSUs were paid to the NEOs by the Company shortly after the vesting date); and (b) the Company’s 2019 PSU awards granted on March 1, 2019, which vested on February 28, 2022 and were paid on February 28, 2022 at 136.7% of target.
(2)For each of the NEOs, these amounts equal the sum of (a) the product of the aggregate number of Company RSU shares granted on March 1, 2018, March 1, 2019, March 1, 2020 and March 1, 2021 which vested on February 28, 2022, multiplied by $22.92 (the closing price of a share of Company stock on February 28, 2022, the vesting date), and (b) the product of the aggregate number of Company 2019 PSU shares granted on March 1, 2019 multiplied by 136.7% and $22.92 (the closing price of a share of Company stock on February 28, 2022, the vesting date).
Pension Benefits
The table below shows the actuarial present value as of December 31, 2022 of accumulated benefits payable to each of the NEOs, including the number of years of service credited to each, under each of the TEGNA Retirement Plan, or TRP, and the TEGNA Supplemental Retirement Plan, or SERP, in each case determined using assumptions consistent with those used in the Company’s financial statements, except with respect to pre-retirement mortality, probability of turnover prior to retirement and retirement age. The table below reflects an immediate retirement for all NEOs who participate with respect to the TRP and the SERP. The amounts reported in the table reflect payment at the earliest point in time at which benefits are available without any reduction for age. Information regarding the TRP and SERP can be found in the “Compensation Discussion and Analysis” section of this report under the headings “TEGNA Retirement Plan (TRP)” and “TEGNA Supplemental Retirement Plan.” Ms. Harker does not participate in the TRP or the SERP.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. Lougee (1)	TRP	20.12	559,211	0
	SERP	6.58	58,668	0
Ms. Beall (2)	TRP	20.17	350,132	0
	SERP	29.58	3,313,704	0
Mr. Harrison (3)	TRP	5.33	32,318	0
	SERP	5.33	1,252	0
(1)The TRP amount shown for Mr. Lougee includes the accumulated benefit related to his legacy Belo Corp. pension benefit. The number of years of credited service shown for Mr. Lougee include 13.5 years of service under the Belo Corp. Pension Plan, which was acquired by the Company. The Company has not granted Mr. Lougee any additional credited service under the pension plans. The present values of Mr. Lougee’s accumulated TRP and legacy Belo Corp. pension benefits are $118,169 and $441,042, respectively.
(2)Ms. Beall has fewer years of credited service under the TRP than under the SERP. As discussed in the description of the SERP beginning on page 27 of this report, participants in the SERP whose SERP benefits were not calculated under the pre-1998 formula ceased accruing credit for additional years of service after the GRP was frozen on August 1, 2008. Until December 31, 2017, at which time SERP participants whose SERP benefits were calculated under the pre-1998 formula ceased accruing credit for additional years of service or compensation, Ms. Beall continued to accrue benefits under the SERP at a reduced rate (as described in the discussion of the SERP found in the “Compensation Discussion and Analysis” section of this report) based on actual years of service. The Company does not generally provide additional pension service credit to any executive for years not actually worked.
(3)Mr. Harrison is not vested in his SERP benefit but will become vested if he continues employment until age 55.
Non-Qualified Deferred Compensation
The TEGNA Deferred Compensation Plan, or DCP, is a non-qualified plan that allows Company executives to defer all or a portion of their compensation. Participant contributions that are not treated as if invested in the Company’s stock are generally distributed in cash and amounts that are treated as if invested in the Company’s stock are generally distributed in shares of stock or cash, at the Company’s election. Effective August 1, 2008, the DCP also provides for Company contributions for certain participants. Additional information regarding the DCP can be found in the “Compensation Discussion and Analysis” section of this report under the heading “TEGNA Deferred Compensation Plan (DCP).”

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
Mr. Lougee	—	84,800	(33,351)	—	1,401,706
Ms. Harker	—	51,877	50,450	—	683,848
Ms. Beall	—	44,477	24,913	—	246,544
Mr. Harrison	—	24,462	6,005	—	239,563
(1)For 2022, the Company credited contributions to the DCP on behalf of each NEO in an amount equal to 4% of their respective cash compensation that exceeds the Internal Revenue Code limits on the amount of compensation that can be taken into account when calculating benefits under a qualified plan. These Company contributions are initially treated as invested in Company stock (although participants can reallocate the contributions to other designated investment options) and are distributed in cash. The amounts shown in this column reflect the Company contributions made in February 2023 for services provided by each of the NEOs in 2022, all of which contributions were included in the amounts reported in the “All Other Compensation” column of the “Summary Compensation Table” found on page 33 of this report.

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

Benefit	Retirement/ Voluntary Termination	Death	Disability	Change in Control	Involuntary Termination without Cause
Pension	Vested portion of: (1) TRP benefit payable at the date of termination. (2) SERP benefit payable at the later of the termination date or the date the NEO reaches age 55.
Vested portion of:
(1) TRP benefit payable to an eligible spouse at the date of NEO’s death.
(2) SERP benefit payable to an eligible spouse at the later to occur of (a) the date of death or (b) the date the NEO would have attained age 55.
			Vested portion of: (1) TRP benefit payable at the date of termination. (2) SERP benefit payable at the later of the termination date or the date the NEO reaches age 55.	In addition to their vested TRP and SERP benefits, NEOs who participate in the SERP and TRP are entitled to receive a lump sum payment in an amount determined based upon the SERP and TRP payment the NEO would have received if the NEO had remained employed by the Company during the applicable severance period.	Vested portion of: (1) TRP benefit payable at the date of termination. (2) SERP benefit payable at the later of the termination date or the date the NEO reaches age 55.

Restricted Stock Units	Vested RSUs are payable at the date of termination and if termination occurs after age 65 (or after attaining 55 with 5 years or more of service), the NEO is generally entitled to receive a prorated portion of RSUs based on the number of full months worked during the term of the applicable grant.	The NEO’s estate is generally entitled to receive a prorated portion of RSUs based on the number of full months worked during the term of the applicable grant.	The NEO is generally entitled to receive a prorated portion of RSUs based on the number of full months worked during the term of the applicable grant.	RSUs only provide for accelerated vesting if the awards are not continued or assumed upon a change in control or there is a qualifying termination within 2 years of the change in control.	Vested RSUs are payable at the date of termination, and if termination occurs after age 65 (or after attaining 55 with 5 or more years of service), the NEO is generally entitled to receive a prorated portion of RSUs based on the number of full months worked during the term of the applicable grant.

Benefit	Retirement/ Voluntary Termination	Death	Disability	Change in Control	Involuntary Termination without Cause
Performance Shares	Performance shares are forfeited unless termination occurs after age 65 (or after attaining 55 with 5 years or more of service), in which case the NEO is generally entitled to receive, after the end of the applicable Incentive Period, a prorated number of Performance Shares based on the number of full months worked during the applicable Incentive Period.	The NEO’s estate is generally entitled to receive, after the end of the applicable Incentive Period, a prorated number of Performance Shares based on the number of full months worked during the applicable Incentive Period.	The NEO is generally entitled to receive, after the end of the applicable Incentive Period, a prorated number of Performance Shares based on the number of full months worked during the applicable Incentive Period.	Performance Shares only provide for accelerated vesting if the awards are not continued or assumed upon the change in control or there is a qualifying termination within 2 years of the change in control.
				Performance Share award payouts made as a result of a change in control occurring prior to the expiration of the two-year performance cycle will be made at target; if the change in control occurs after the performance cycle is completed, payouts will be determined based on the Company’s achievement of the applicable performance metrics during the performance cycle.	Performance shares are forfeited unless termination occurs after age 65 (or after attaining 55 with 5 or more years of service), in which case the NEO is generally entitled to receive, after the end of the applicable Incentive Period, a prorated number of Performance Shares based on the number of full months worked during the applicable Incentive Period.

Life and Disability Insurance Benefits	None.	NEOs are generally entitled to receive death benefits under individual policies maintained by the Company and owned by the NEO or pursuant to the Company’s group life insurance program applicable to all employees.	NEOs are generally entitled to receive disability benefits under the Company’s disability plans applicable to all employees, but only if their condition qualifies them for such benefits.	None.	None.

Benefit	Retirement/ Voluntary Termination	Death	Disability	Change in Control	Involuntary Termination without Cause
Excise Taxes	None.	None.	None.
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
The below discloses the varying amounts payable to each NEO in each of the noted situations. It assumes, in each case, that the executive’s termination was effective as of December 31, 2022. In presenting this disclosure, we describe amounts earned through December 31, 2022, taking into account, where applicable, bonuses paid in 2023 but earned as a result of 2022 performance and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company, our estimates of the amounts which would have been paid out to the executives upon their termination had it occurred on December 31, 2022. In addition, receipt of severance benefits under the TESP generally would be conditioned on the executive signing a separation agreement that includes a release of claims in favor of the Company and its respective affiliates, and agreement to adhere to customary post-employment restrictive covenants. The amounts shown in the Change in Control column represent the estimated incremental payments and benefits that would be payable to each NEO upon a change in control of the Company, assuming that the triggering event and a qualifying termination occurred at year-end 2022, in excess of the compensation and benefit entitlements that are payable to an NEO upon Retirement/Voluntary Termination.

Potential Payments to NEOs Upon Termination

	Retirement/ Voluntary Termination (2) ($)		Death ($)		Disability ($)		Change in Control (6)(8)(9) ($)		Involuntary Termination without Cause ($)
David T. Lougee
Pension	617,213		387,841		617,213		0		617,213
Restricted Stock Units	1,462,725		1,462,725		1,462,725		2,657,014		1,462,725
Performance Shares(1)	9,524,481		9,524,481		9,524,481		4,436,953		9,524,481
Life and Disability Insurance Benefits	0		0	(3)	3,257,730	(5)	0		0
Severance Pay	0		0		0		6,746,500		4,497,667	(10)
Excise Tax Reimbursement	0		0		0		0	(7)	0
Total:	11,604,419		11,375,047		14,862,149		13,840,467		16,102,086
Victoria D. Harker
Pension(4)	0		0		0		0		0
Restricted Stock Units	750,232		750,232		750,232		1,369,383		750,232
Performance Shares(1)	2,427,865		2,427,865		2,427,865		1,216,391		2,427,865
Life and Disability Insurance Benefits	0		1,250,000	(3)	4,042,777	(5)	0		0
Severance Pay	2,272,500	(11)	0		0		947,500		2,272,500	(10)
Excise Tax Reimbursement	0		0		0		0	(7)	0
Total:	5,450,597		4,428,097		7,220,874		3,533,273		5,450,597
Lynn Beall
Pension	4,114,102		4,114,102		4,114,102		262,095		4,114,102
Restricted Stock Units	555,369		555,369		555,369		1,046,574		555,369
Performance Shares(1)	1,960,139		1,960,139		1,960,139		921,256		1,960,139
Life and Disability Insurance Benefits	0		0	(3)	1,547,671	(5)	0		0
Severance Pay	0		0		0		4,275,000		1,970,000	(10)
Excise Tax Reimbursement	0		0		0		2,768,380	(7)	0
Total:	6,629,609		6,629,609		8,177,280		9,273,306		8,599,609
Akin S. Harrison
Pension	32,319		32,319		32,319		6,968		32,319
Restricted Stock Units	0		384,005		384,005		1,150,299		0
Performance Shares(1)	0		1,378,558		1,378,558		2,065,877		0
Life and Disability Insurance Benefits	0		763,000	(3)	4,555,504	(5)	0		0
Severance Pay	0		0		0		2,790,000		1,271,250	(10)
Excise Tax Reimbursement	0		0		0		2,100,080	(7)	0
Total:	32,319		2,557,882		6,350,386		8,113,224		1,303,569
(1)The amounts shown in these rows represent the aggregate value of Performance Shares for the 2020-2023, 2021-2024 and 2022-2025 Incentive Periods, in each case at an assumed value per underlying share of common stock of $21.19, the closing price of a share of Company stock on December 30, 2022, which:
(a)in the case of Retirement/Voluntary Termination, Death, Disability or Involuntary Termination without Cause, are prorated for Mr. Lougee, Ms. Harker and Ms. Beall based upon the number of full months the NEO has worked during the applicable Incentive Period, assuming payout to each NEO:
(i)in respect of the 2020 Performance Shares, is based on actual performance levels for each performance metric during the two-year performance cycle, resulting in 143.1% of the target amounts for the grants made in connection with the Company’s 2020-2023 Incentive Period,
(ii)in respect of the 2021 Performance Shares, is based on actual performance levels for each performance metric, resulting in 91.1% of the target amounts for the grants made in connection with the Company’s 2021-2024 Incentive Period; and

(iii)in respect of the 2022 Performance Shares, is based on target performance levels for each performance metric, resulting in 100% of the target amounts for the grants made in connection with the Company's 2022-2025 Incentive Period.
(b)in the case of Death or Disability, are prorated for Mr. Harrison based upon the number of full months he has worked during the applicable Incentive Period, assuming payout to Mr. Harrison:
(i)in respect of the 2020 Performance Shares, is based on actual performance levels for each performance metric during the two-year performance cycle, resulting in 143.1% of the target amounts for the grants made in connection with the Company’s 2020-2023 Incentive Period,
(ii)in respect of the 2021 Performance Shares, is based on actual performance levels for each performance metric, resulting in 91.1% of the target amounts for the grants made in connection with the Company’s 2021-2024 Incentive Period, and
(iii)in respect of the 2022 Performance Shares, is based on target performance levels for each performance metric, resulting in 100% of the target amounts for the grants made in connection with the Company's 2022-2025 Incentive Period.
(c)in the case of a change in control of the Company (other than a change of control under the Merger Agreement, which is described further below), assuming payout to each NEO in respect of:
(i)the 2020 Performance Shares, is based on the Company’s actual performance with respect to each performance metric during the two-year performance cycle, resulting in 143.1% of the target amounts for the grants made in connection with the Company’s 2020-2023 Incentive Period, and
(ii)both the 2021 Performance Shares and the 2022 Performance Shares, is based on target performance levels for each performance metric, resulting in 100% of the target amounts for the grants made in connection with the Company’s 2021-2024 Incentive Period and the Company’s 2022-2025 Incentive Period, respectively.
Notwithstanding the assumptions set forth above, (i) in the case of Retirement/Voluntary Termination, Death, Disability or Involuntary Termination without Cause, Performance Shares will be paid out on the normal payout cycle (following the end of the applicable Incentive Period) based on the Company’s performance as measured under the applicable Performance Share award, and (ii) upon closing of the transactions contemplated by the Merger Agreement, the aggregate value of the 2021 Performance Shares would be calculated based on the greater of (A) the Company’s actual performance with respect to each performance metric during the two-year performance cycle, and (B) the Company’s performance with respect to each performance metric during the two-year performance cycle assuming the Company’s actual performance for 2021 was also achieved for 2022. As a result, assuming the transactions contemplated by the Merger Agreement closed on December 31, 2022 and a value per underlying share of Company common stock of $21.19, the closing price of a share of Company stock on December 30, 2022, the payout in the corresponding row in this column for each NEO would be as follows: Mr. Lougee: $7,041,649; Ms. Harker: $1,869,403; Ms. Beall: $1,456,283; and Mr. Harrison:$2,454,205. This would result in total incremental payments and benefits (in excess of the compensation and benefit entitlements that are payable to an NEO upon Retirement/Voluntary Termination) upon closing of the transactions contemplated by the Merger Agreement of the following amounts: Mr. Lougee: $16,445,163; Ms. Harker: $4,186,285; Ms. Beall: $9,808,333; and Mr. Harrison: $8,501,552.
(2)In addition to the amounts reported in this column, Mr. Lougee and Ms. Beall will receive the following post-retirement benefits and perquisites if he or she terminates employment (given that they are both currently retirement eligible): (i) legal and financial counseling services on the same basis as available to an active executive at the time his or her employment terminates, until April 15 of the year of retirement or the year following retirement; (ii) supplemental medical insurance coverage for the executive and his or her family; and (iii) generally continue to be permitted to recommend TEGNA Foundation grants to eligible charities up to $15,000 annually for a period of three years after retirement (Mr. Lougee only). If the executive is asked to represent the Company at a function or event, he or she is provided travel accident insurance. During the first year, we estimate the expected incremental cost to the Company for these post-retirement benefits would be approximately $57,100 for Mr. Lougee and $42,100 for Ms. Beall. During the second and third years following retirement, we estimate the expected incremental cost to the Company would be approximately $38,700 for Mr. Lougee and $23,700 for Ms. Beall. Thereafter, we estimate the expected incremental cost to the Company would be $22,000 for each of Mr. Lougee and Ms. Beall for these post-retirement benefits and perquisites. The Company reserves the right, in its sole discretion, to amend or terminate the post-retirement perquisites from time to time.

(3)In connection with the Company’s life insurance programs:
•NEOs may participate in the Company’s executive life insurance program. Mr. Lougee participates in the Key Executive Life Insurance Program (KELIP), Ms. Beall participate in the Executive Life Insurance Program (ELIP) and Ms. Harker and Mr. Harrison have chosen not to participate.
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
The Company pays premiums on the above-referenced individually-owned life insurance policies, which premium is expected to be approximately $20,200 for Ms. Beall in 2023. Subject to the terms of his or her participation agreement, the participant’s right to receive future annual premium payments may become vested. As of December 31, 2022, Mr. Lougee has the right to receive these benefits, and Ms. Beall is not vested in this benefit.
•Death benefits are payable under individual universal life insurance policies maintained by the Company and owned by Mr. Lougee and Ms. Beall, respectively. The obligation to pay death benefits to the beneficiary(ies) designated by Mr. Lougee and Ms. Beall, respectively, pursuant to these insurance policies is that of the insurance company; the Company only pays the insurance premiums on behalf of the NEOs. In 2022, the Company paid insurance premiums on behalf of Ms. Beall. The life insurance proceeds that would have been payable (by the insurance company) to the beneficiary(ies) designated by Mr. Lougee and Ms. Beall, respectively, if a triggering event had occurred as of December 31, 2022 are: Mr. Lougee: $3,062,792 and Ms. Beall: $2,880,000.
•Ms. Harker and Mr. Harrison continue to participate in the Company’s group life insurance program applicable to all employees (which provides for a benefit equal to the sum of base salary and last annual bonus, capped at $1,250,000).
•In addition to the reported amount, the Company would continue to provide supplemental medical insurance coverage for their eligible dependents in the event of the deaths of Mr. Lougee or Ms. Beall, for the duration of the life of the eligible dependents. We estimate annual incremental costs to the Company for this benefit of approximately $22,000 for each of Mr. Lougee and Ms. Beall. Ms. Harker and Mr. Harrison are not eligible to receive this benefit.
(4)The amounts shown for Ms. Harker reflect the fact that she does not participate in the TRP or the SERP.
(5)In connection with the Company’s disability benefits programs:
•Each NEO is entitled to a monthly disability benefit. The amounts set forth in these rows represent the present value of the disability benefit applying the following assumptions: (i) the NEO incurred a qualifying disability on December 31, 2022, and the NEO remains eligible to receive disability benefits for the maximum period provided under the plan; (ii) the disability benefits are reduced by certain offsets provided for under the plan (e.g., a portion of the NEO’s SERP benefits, if any); and (iii) IRS-prescribed mortality and interest rate assumptions are used to calculate the present value of such benefits.
•In the event that any of the NEOs become disabled he or she would be entitled to receive disability benefits under the Company’s disability plans, including: during the first six months of disability, disability benefits are paid at 100% of the executive’s pre-disability compensation for all or part of the six month period, depending on the length of the executive’s service, and if not paid at 100% for the entire six month period, disability benefits are paid at 60% of the executive’s pre-disability compensation for the balance of the six month period. After six months, disability benefits are paid at 60% or 50% of the executive’s pre-disability compensation, depending on whether the executive elects to pay for additional coverage. Certain executives are eligible to enroll in executive long-term disability coverage on an employee pay-all basis. This executive disability benefit provides additional disability income protection on earnings above the non-executive plan limit. To be eligible, the executive must have enrolled in the non-executive long-term disability coverage and elected the supplemental buy-up option which provides 60% income protection on annual earnings up to $500,000, defined as base salary, annual bonus and commissions. The executive disability coverage provides similar benefits on the earnings above the $500,000 limit. Mr. Lougee and Ms. Beall have each elected to participate in the executive long-term disability plan and the amounts set forth in this column reflect the additional coverage. Disability benefits are subject to certain conditions, limitations and offsets, and generally continue for the duration of the disability, but not beyond age 65. For those who become disabled near or after age 65, benefits may continue for a specified time beyond age 65 under the terms of the plan.
(6)The amounts set forth in this column represent the estimated incremental payments and benefits that would be payable to each NEO upon a change in control of the Company, assuming that the triggering event and a qualifying termination occurred at year-end 2022. These amounts would be in excess of the compensation and benefit entitlements described in this report that are payable to an NEO upon Retirement/Voluntary Termination absent a change in control.
(7)This amount represents the excise tax reimbursement amount an NEO would receive in connection with a change in control of the Company. The amounts shown for Ms. Beall and Mr. Harrison reflect the fact that the compensation she and he would have received if a change in control of the Company took place on December 31, 2022, would trigger an excise tax under Internal Revenue Code Section 4999, and that under the TCP each of them would be entitled to receive the excise tax reimbursement payment shown in the table. Mr. Lougee participates in the CIC Severance Plan, which does not provide for an excise tax reimbursement payment. Ms. Harker is not entitled to receive an excise tax reimbursement under the TCP. In the event that Mr. Lougee or Ms. Harker were subject to the excise tax under Code Section 4999, their change in control benefits would be reduced to $1 less than the amount that would trigger such taxes if such a reduction would put them in a better after-tax position. The full amount of Mr. Lougee’s and Ms. Harker’s severance is reflected in the table without giving effect to any such potential reduction.
(8)In addition to the amounts reported in this column, each NEO in the TCP (Ms. Harker, Ms. Beall and Mr. Harrison) would receive life and medical insurance benefits for the severance period in amounts no less than those that would have been provided had the executive not been terminated. Mr. Lougee, as a participant in the CIC Severance Plan, would receive a lump sum COBRA benefit. We estimate incremental costs to the Company for these benefits as follows: Mr. Lougee: $33,796, Ms. Harker: $29,467, Ms. Beall: $67,384, and Mr. Harrison: $43,336.
(9)In addition to the benefits afforded under the TCP and the CIC Severance Plan, our NEOs also would receive other benefits under the SERP and the DCP upon a change in control that qualifies as a change in control under Code Section 409A, including:
•SERP. All SERP benefits become immediately vested and benefits accrued up to the date of the change in control are paid out in the form of a lump sum distribution shortly after the change in control.
•DCP. All post-2004 DCP benefits accrued up to the date of the change in control are paid in the form of a lump sum distribution shortly after the change in control.
(10)These amounts represent payments NEOs may be entitled to receive under the TESP, which provides severance payments to the NEOs and other executives of the Company approved by the Committee in the event of certain involuntary terminations of employment.
(11)Pursuant to her May 2017 letter agreement, Ms. Harker is entitled to a severance benefit under the TESP if she voluntarily terminates employment. See the section entitled “Compensation Discussion and Analysis —TEGNA Executive Severance Plan (TESP)” for a discussion of this benefit.
CEO Pay Ratio
We are providing the following information to comply with Item 402(u) of Regulation S-K:
The 2022 total compensation of our CEO was $7,271,600.
During 2022, there were no changes to our employee population or employee compensation arrangements that we believe would significantly impact our pay ratio calculations and disclosure. Accordingly, consistent with SEC regulations, we have calculated and presented the CEO pay ratio for 2022, below, on the basis of the same median employee identified as of December 31, 2021. As previously reported in our 2022 proxy statement, to determine the median employee, we first identified five possible median employees as of December 31, 2021 using our workforce of approximately 6,200 full, part-time and temporary employees as of December 31, 2021 and analyzing compensation paid in the form of base salary, bonus, commissions and sales incentives for the prior 12-month period. We then calculated 2021 total compensation for the five possible median employees based on the proxy rules for determining the annual compensation of NEOs and selected the median employee based on such calculations. The 2022 total compensation of the median employee so selected, including base salary, bonus, and 401(k) matching contributions, was $63,881.
The resulting ratio of our CEO’s 2022 total compensation to the 2022 total compensation of the median employee was 113.8 to 1. This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
Director Compensation
The compensation year for non-employee directors begins at each Annual Meeting of shareholders and ends at the following Annual Meeting of shareholders. The Leadership Development and Compensation Committee annually reviews the compensation program for non-employee directors with the assistance of Meridian, the Company’s independent compensation consultant, which provides a report evaluating the program relative to market practices. The Company paid its directors the following compensation for the 2022-2023 director compensation year:
•an annual retainer of $100,000;
•an additional annual retainer fee of $20,000 to each of the chairs of the Leadership Development and Compensation Committee, Nominating and Governance Committee, and Public Policy and Regulation Committee, an additional annual retainer fee of $30,000 to the chair of the Audit Committee, and an additional annual retainer fee of $120,000 to the independent Chair of the Board;
•an annual equity grant in the form of restricted stock units with a grant date value equal to $125,000, which grant may be deferred under the DCP;
•travel accident insurance of $1,000,000; and
•a match from the TEGNA Foundation of charitable gifts made by directors up to a maximum of $10,000 each year.
All cash retainers are payable in cash quarterly and may be deferred under the DCP.
The annual equity grant is made to directors on the first day of the compensation year for directors. These awards of restricted stock units vest at a rate of 1/4th of the shares per quarter after the grant date, receive dividends or, if deferred, dividend equivalent rights and, once fully vested, will be paid to the director on the first anniversary of the grant date (unless the director has elected to defer his or her restricted stock units under the DCP), subject to the Company’s stock ownership guidelines for directors described below.
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
The Company’s stock ownership guidelines encourage directors to own, directly, beneficially, or through the DCP, a number of shares having an aggregate value of at least three times the value of the director’s cash retainer. Directors are expected to hold all shares received from the Company as compensation until they meet their stock ownership guideline. All of our non-employee directors have met their stock ownership guideline.

The following table shows the compensation paid to our independent directors for the fiscal year ended December 31, 2022. Mr. Lougee did not receive separate compensation for his service as a director and therefore is not included in the following tables.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Gina L. Bianchini(4)	100,000	125,000	—	225,000
Howard D. Elias(4)	220,000	125,000	10,000	345,000
Stuart J. Epstein	100,000	125,000	—	225,000
Lidia Fonseca(4)	100,000	125,000	—	225,000
Karen Grimes	100,000	125,000	—	225,000
Scott K. McCune	120,000	125,000	10,000	245,000
Henry W. McGee(4)	120,000	125,000	10,000	245,000
Susan Ness(5)	76,957	—	10,000	76,957
Bruce P. Nolop	130,000	125,000	10,000	265,000
Neal Shapiro(4)	100,000	125,000	10,000	225,000
Melinda C. Witmer(4)	100,000	125,000	—	225,000
(1)Amounts shown in this column reflect the cash compensation earned by each director for 2022, in each case based upon the form in which the director elected to receive his or her retainer fees during the 2021-2022 and 2022-2023 director compensation periods.
(2)Amounts shown in this column reflect the long-term equity award(s) granted to each director in 2022. The amounts in this column represent the aggregate grant date fair value of RSU awards computed in accordance with ASC 718 based on the assumptions set forth in note 9 to the Company’s 2022 audited financial statements.
(3)Represents charitable gifts matched by the TEGNA Foundation pursuant to the TEGNA Match program. The TEGNA Match program matches eligible gifts made by Company employees and directors up to an aggregate of $10,000 a year. Gifts must be made to eligible organizations, including tax exempt charitable organizations, tax exempt hospitals or medical centers, and tax-exempt colleges, universities, graduate or professional schools, engineering or technical institutions and public and private preschools, elementary and secondary schools in the U.S. and its territories.
(4)For the 2021-2022 director compensation period, Ms. Witmer deferred all payments she received in the form of cash and restricted stock units and Mr. Elias, Ms. Fonseca, Mr. McGee and Mr. Shapiro each deferred all payments received in the form of restricted stock units. For the 2022-2023 director compensation period, Ms. Witmer deferred all payments she received in the form of cash and restricted stock units and Ms. Bianchini, Mr. Elias, Mr. McGee and Mr. Shapiro each deferred all payments received in the form of restricted stock units.
(5)Ms. Ness did not stand for reelection to the Board of Directors at the Company's 2022 Annual Meeting of Shareholders because she had reached the Company’s mandatory retirement age for non-management directors. She therefore was paid a prorated amount of her annual compensation for the year through her last day of service as a director.

Outstanding Director Equity Awards at Fiscal Year-End

Name	Restricted Stock Awards (Vested/ Unvested) (#)
Gina L. Bianchini	11,481 / 2,989
Howard D. Elias	108,525 / 2,989
Stuart J. Epstein	2,989 / 2,989
Lidia Fonseca	25,676 / 2,989
Karen Grimes	2,989 / 2,989
Scott K. McCune	25,772 / 2,989
Henry W. McGee	60,799 / 2,989
Bruce P. Nolop	8,003 / 2,989
Neal Shapiro	93,734 / 2,989
Melinda C. Witmer	28,974 / 2,989
12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The table below sets forth the following information as of the end of the Company’s 2022 fiscal year for (i) compensation plans previously approved by the Company’s shareholders and (ii) compensation plans not previously approved by the Company’s shareholders: (a) the number of securities to be issued upon the exercise of outstanding stock options (SOs), warrants and rights; (b) the weighted-average exercise price of such outstanding SOs, warrants and rights; and (c) other than securities to be issued upon the exercise of such outstanding SOs, warrants and rights, the number of securities remaining available for future issuance under the plans.

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by shareholders(1)	4,958,786		16,318,590
Equity compensation plans not approved by shareholders(2)	333,255		4,424,642
Total	5,292,042		20,743,232
(1)The equity compensation plans approved by the Company’s shareholders are the TEGNA Inc. 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”) and the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (amended and restated as of May 4, 2010), as amended (the “2010 Plan”). No further grants may be made under the 2010 Plan. The number in column (a) includes 2,588,485 shares subject to outstanding unvested restricted stock unit grants, vested restricted stock grants that have not been paid and vested restricted stock units grants that have not yet been paid, and 2,370,301 shares subject to outstanding unvested Performance Share awards. The number of shares subject to outstanding unvested Performance Share awards represents the 2020 PSU awards at 143.1% of target

(which shares were paid out on February 28, 2023 at the end of the service-based vesting period), the 2021 PSU awards at 91.1% of target, and the maximum number of Performance Shares issued upon vesting of the 2022 PSU awards. The actual number of Performance Shares issued for the 2022 PSU awards could be zero to 200% of the target number of Performance Shares underlying the unvested awards. Assuming the target number of Performance Shares are issued in connection with the 2022 PSU awards, the number of shares subject to unvested Performance Share awards would be 1,887,574 and 16,801,317 shares would remain available for future issuance under the 2020 Plan.
(2)The TEGNA Deferred Compensation Plan, or DCP, is a non-qualified plan that provides benefits to directors and key executives of the Company. The DCP has not been approved by the Company’s shareholders. The DCP is a value-neutral plan, and there will be no additional premium or matching contribution with regards to the deferred compensation. The amounts elected to be deferred by each participant are credited to such participant’s account in the DCP, and the Company credits these accounts with earnings as if the amounts deferred were invested in the Company’s stock or other selected investment funds as directed by the participant. Amounts that are not treated as if invested in the Company’s stock are distributed in cash and amounts that are treated as if invested in the Company’s stock are generally distributed in shares of stock or cash, at the Company’s election. However, deferrals by directors of restricted stock or restricted stock unit grants are required to be distributed in stock under the terms of the DCP. The number in column (a) represents the number of shares credited to participants’ accounts in the DCP. The DCP does not currently include any shares to be issued upon the exercise of outstanding stock options, warrants and rights as a result of deferrals of grants made under the 2020 Plan. The table above does not include any shares that may in the future be credited to participants’ accounts in the DCP as a result of salary deferrals or transfers of other funds held in the plan. Participants in the DCP are general unsecured creditors of the Company with respect to their benefits under the plan.
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
The following table presents, as of April 21, 2023, information based on the Company’s records and filings with the SEC regarding beneficial ownership of each person who is known to be the beneficial owner of more than five percent of the

Company’s common stock, each current director, the Company’s NEOs in 2022, and all directors and executive officers of the Company as a group. None of the shares owned by the Company’s directors or executive officers are pledged.

Name of Beneficial Owner(1)	Shares Owned(2)	Percent of Class
BlackRock, Inc.(3)	27,262,784	12.2%
The Vanguard Group, Inc. (4)	23,487,739	10.5%
David T. Lougee	893,247	*
Victoria D. Harker	478,413	*
Lynn Beall	254,778	*
Akin S. Harrison	104,882	*
Gina L. Bianchini	30,307	*
Howard D. Elias	37,516	*
Stuart J. Epstein	44,496	*
Lidia Fonseca	52,689	*
Karen H. Grimes	24,589	*
Scott K. McCune	87,041	*
Henry W. McGee	4,191	*
Bruce P. Nolop	61,677	*
Neal Shapiro	28,962	*
Melinda C. Witmer	24,604	*
All directors and executive officers as a group (14 persons including those named above)	2,127,391	*
*Less than one percent.
(1)Except as otherwise noted below, the address of each person listed in the table is: c/o TEGNA Inc., 8350 Broad Street, Suite 2000, Tysons, Virginia 22102.
(2)The following shares of common stock are included in the table because they may be acquired pursuant to (a) restricted stock units and/or restricted stock awards granted to directors which are payable to the director by the Company if the director leaves the Board prior to June 20, 2023: Mr. Elias-5,065; Mr. Epstein-4,530; Ms. Fonseca-11,998; Ms. Grimes-4,530; Mr. McCune-21,080; Mr. McGee-4,191; Mr. Nolop-9,595; and Mr. Shapiro-6,315; and (b) restricted stock units granted to directors that have not been deferred and will vest by June 20, 2023: Mr. Epstein-1,510; Ms. Fonseca-1,510; Ms. Grimes-1,510; Mr. McCune-1,510; and Mr. Nolop-1,510.
(3)Based upon information as of December 31, 2022, contained in a Schedule 13G/A filed with the SEC on January 23, 2023 by BlackRock, Inc., reporting, in the aggregate, sole voting power over 26,635,205 shares and sole dispositive power over 27,262,784. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(4)Based upon information as of December 31, 2022, contained in a Schedule 13G/A filed with the SEC on February 9, 2023 by The Vanguard Group, reporting, in the aggregate, shared voting power over 151,920 shares, sole dispositive power over 23,117,809 shares and shared dispositive power over 369,930 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Investment in TEGNA Stock by Directors and Executive Officers
The following table presents, as of April 21, 2023, the total investment position in the Company’s stock of its directors and executive officers, based on the Company’s records and filings with the SEC.

Name of Officer or Director	Title	Share Investment
David T. Lougee	President and CEO, Director	931,450
Victoria D. Harker	Executive Vice President and CFO	506,336
Lynn Beall	Executive Vice President and COO - Media Operations	266,635
Akin S. Harrison	Senior Vice President, General Counsel and Secretary	111,186
Gina L. Bianchini	Director	43,413
Howard D. Elias	Director	143,587
Stuart J. Epstein	Director	44,496
Lidia Fonseca	Director	68,114
Karen H. Grimes	Director	24,589
Scott K. McCune	Director	93,388
Henry W. McGee	Director	62,925
Bruce P. Nolop	Director	61,677
Neal Shapiro	Director	118,829
Melinda C. Witmer	Director	46,805
All directors and executive officers as a group (14 persons including those named above)		2,523,430
This table reflects the same information as the table in the preceding section, but it also includes vested shares of the Company’s stock that each person holds through the Company’s Deferred Compensation Plan. As of April 21, 2023, fully vested shares of the Company’s stock in the following amounts were deemed to be credited to the accounts of the Company’s directors and executive officers under the Company’s Deferred Compensation Plan: Mr. Lougee-38,203; Ms. Harker-27,923; Ms. Beall-11,857; Mr. Harrison-6,304; Ms. Bianchini-13,107; Mr. Elias-106,071; Ms. Fonseca-15,425; Mr. McCune-6,347; Mr. McGee-58,734; Mr. Shapiro-89,867; Ms. Witmer-22,201; and all directors and executive officers as a group-403,242. These shares are not deemed to be “beneficially owned” under SEC rules and are therefore not included in the table in the preceding section.
13.    Certain Relationships and Related Transactions and Director Independence
Related Transactions; Compensation Committee Interlocks and Insider Participation
Our Company has not had compensation committee interlocks with any other company, nor has our Company engaged in any material related transactions since January 1, 2022, the first day of our last fiscal year. Although no such related transactions have occurred or are anticipated, the Board has adopted a related person transaction policy that outlines the procedures that the Board will follow in connection with reviewing any future transactions involving the Company and related persons. The policy takes into account the categories of transactions that the Board has determined are not material in making determinations regarding independence and requires directors and executive officers to notify the Company’s general counsel of any potential related person transactions.
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
14.    Principal Accountant Fees and Services
During fiscal years 2021 and 2022, the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), billed the Company the following fees and expenses:

	2021	2022
Audit Fees (1)	$2,247,242	$2,543,463
Audit-Related Fees (2)	$645,000	$305,000
Tax Fees (3)	$131,268	$132,468
All Other Fees (4)	$900	$900
Total	$3,024,410	$2,981,831
(1)Audit Fees include professional services rendered in connection with the annual integrated audit of the Company’s consolidated financial statements, internal control over financial reporting, and the review of quarterly reports on Form 10-Q. In 2022, Audit Fees also include payment to PwC of $59,000 related to Proxy work. All of these fees were pre-approved by the Audit Committee as described below.
(2)Audit-Related Fees include professional services rendered in connection with the audit of employee benefit plans, due diligence relating to Premion, and merger related technical accounting support. In 2021, the Company paid audit-related fees of $185,000 for review of the Company’s employee benefit plans and $460,000 in connection with due diligence relating to Premion. In 2022, the Company paid audit related fees of $185,000 for review of the Company’s employee benefit plans and $120,000 related to merger related technical accounting support. These services were pre-approved by the Audit Committee as described below.
(3)Tax Fees principally relate to tax planning services and advice in the U.S. All of these services were pre-approved by the Audit Committee as described below.
(4)All Other Fees relate to the Company’s use of PwC’s disclosure checklist tool.
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
In connection with its review of the Company’s 2022 audited financial statements, the Audit Committee received from PwC written disclosures and a letter regarding PwC’s independence in accordance with applicable requirements of the Public Company Accounting Oversight Board (PCAOB), including a detailed statement of any relationships between PwC and the Company that might bear on PwC’s independence, and has discussed with PwC its independence. The Audit Committee considered whether the provision of non-audit services by PwC is compatible with maintaining PwC’s independence. PwC stated that it believes it is in full compliance with all of the independence standards established by the various regulatory bodies. The Audit Committee also discussed with PwC various matters required to be discussed by the applicable requirements of the PCAOB and the SEC.
The Audit Committee met with management, the Company’s internal auditors and representatives of PwC to review and discuss the Company’s audited financial statements for the fiscal year ended December 31, 2022. Based on such review and discussion as well as the Committee’s reviews and discussions with PwC regarding the various matters mentioned in the preceding paragraph, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Form 10-K for the 2022 fiscal year. The Board has approved that recommendation.

Part IV
15.    Exhibit and Financial Statement Schedules.
The information required by this Item is set forth in the Exhibit Index that precedes the signature page of this Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Agreement and Plan of Merger, dated as of February 22, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on February 22, 2022.

2-2	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 22, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on March 15, 2022.

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

3-2	By-laws, as amended through May 12, 2021.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

4-5	Fourteenth Supplemental Indenture, dated as of January 9, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

4-6	Fifteenth Supplemental Indenture, dated as of September 10, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2020.

4-7	Description of Securities.	Incorporated by reference to Exhibit 4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2019.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

Exhibit Number	Exhibit	Location

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

Exhibit Number	Exhibit	Location

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Incorporated by reference to Exhibit 10-4-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Incorporated by reference to Exhibit 10-5-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

Exhibit Number	Exhibit	Location

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-8	TEGNA Inc. 2020 Omnibus Incentive Compensation Plan.	Incorporated by reference to Appendix B to TEGNA Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2020.

10-9	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 20220.

10-10	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-7-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-10-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-10-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-10-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-10-4	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-10-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2022.

10-11	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-11-1	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-11-2	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-11-3	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2022.

10-12	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

Exhibit Number	Exhibit	Location

10-13	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-14	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-14-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-15	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-15-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-15-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-16	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-17	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-18	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-18-1	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-27-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-19	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-19-1	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-28-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-20	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on May 9, 2017.

10-21	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 8-K filed on May 9, 2017.

Exhibit Number	Exhibit	Location

10-22	Amendment and Restatement Agreement, dated as of August 5, 2013, to each of (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2002 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2002 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2002 Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2004 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2004 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC and SunTrust Bank, as documentation agents and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2005 Credit Agreement” and, together with the 2002 Credit Agreement and the 2004 Credit Agreement, the “Credit Agreements”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2005 Lenders” and, together with the 2002 Lenders and the 2004 Lenders, the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2005 Administrative Agent” and, together with the 2002 Administrative Agent and the 2004 Administrative Agent, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, by and between TEGNA Inc., the Guarantors under the Credit Agreements as of August 5, 2013, the Administrative Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as issuing lenders and the Lenders party thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

Exhibit Number	Exhibit	Location

10-22-1	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-2	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A. as syndication agents.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-3	Sixth Amendment, dated as of September 24, 2013, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010, and as further amended and restated pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-4	Seventh Amendment, dated as of February 13, 2015, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013 and as further amended by the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-22-5	Eighth Amendment, dated as of June 29, 2015, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Seventh Amendment thereto dated as of February 13, 2015, and the Sixth Amendment thereto dated September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A to the Eight Amendment.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-22-6	Ninth Amendment, dated as of September 30, 2016, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Eighth Amendment thereto, dated as of June 29, 2015, the Seventh Amendment thereto, dated as of February 13, 2015, and the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A, to the Ninth Amendment.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

Exhibit Number	Exhibit	Location

10-22-7	Tenth Amendment, dated as of August 1, 2017, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2017.

10-22-8	Eleventh Amendment, dated as of June 21, 2018, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-22-9	Twelfth Amendment, dated as of August 15, 2019, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2015, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, and as further amended as of June 21, 2018, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

10-22-10	Thirteenth Amendment, dated as of June 11, 2020, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018 and as further amended as of August 15, 2019, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 12, 2020.

10-23	Increased Facility Activation Notice, dated September 25, 2013, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-23-1	Increased Facility Activation Notice, dated May 5, 2014, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2014.

10-23-2	Increased Facility Activation Notice, dated as of September 23, 2015, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

Exhibit Number	Exhibit	Location

10-23-3	Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-25	Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Belo Holdings, Inc. and TEGNA Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-26	Agreement and Plan of Merger, dated as of June 10, 2019, by and among RadiOhio Incorporated, Radio Acquisition Corp., TEGNA Inc., and Michael J. Fiorile, solely in his capacity as Stockholder Representative.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-27	Stock Purchase Agreement, dated as of June 10, 2019, by and among VideoIndiana, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

10-28	Stock Purchase Agreement, dated as of June 10, 2019, by and among WBNS TV, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Incorporated by reference to Exhibit 2-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2019.

21	Subsidiaries of TEGNA Inc.	Incorporated by reference to Exhibit 21 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

23	Consent of Independent Registered Public Accounting Firm.	Incorporated by reference to Exhibit 23 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Incorporated by reference to Exhibit 31-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Incorporated by reference to Exhibit 31-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

31-3	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-4	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Incorporated by reference to Exhibit 32-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

32-2	Section 1350 Certification.	Incorporated by reference to Exhibit 32-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date file because its Inline XBRL tags are embedded within the Inline XBRL document.	Incorporated by reference to Exhibit 101.INS to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Incorporated by reference to Exhibit 101.SCH to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Incorporated by reference to Exhibit 101.CAL to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

Exhibit Number	Exhibit	Location

101.DEF	Inline XBRL Taxonomy Extension Definition Document.	Incorporated by reference to Exhibit 101.DEF to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Incorporated by reference to Exhibit 101.LAB to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Incorporated by reference to Exhibit 101.PRE to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2022.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.
For purposes of the incorporation by reference of documents as Exhibits, all references to Form 10-K,10-Q and 8-K of TEGNA Inc. refer to Forms 10-K,10-Q and 8-K filed with the Commission under Commission file number 1-6961.
We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of our total consolidated assets.
*Asterisks identify management contracts and compensatory plans arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEGNA Inc. (Registrant)

Date: May 1, 2023	/s/ Victoria D. Harker
Victoria D. Harker Chief Financial Officer (Principal Financial Officer)