Form 10-Q
period 2023-03-31
TEGNA INC
filed 2023-05-10
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 30, 2023 was 225,028,376.

INDEX TO TEGNA INC.
March 31, 2023 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Mar. 31, 2023	Dec. 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$683,179	$551,681
Accounts receivable, net of allowances of $3,965 and $3,697, respectively	637,435	658,318
Other receivables	10,906	13,493
Syndicated programming rights	32,578	44,064
Prepaid expenses and other current assets	35,915	36,152
Total current assets	1,400,013	1,303,708
Property and equipment
Cost	1,068,582	1,067,191
Less accumulated depreciation	(623,452)	(610,138)
Net property and equipment	445,130	457,053
Intangible and other assets
Goodwill	2,981,587	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $250,187 and $348,087, respectively	2,368,858	2,381,606
Right-of-use assets for operating leases	75,860	78,448
Investments and other assets	122,594	126,494
Total intangible and other assets	5,548,899	5,568,135
Total assets	$7,394,042	$7,328,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Mar. 31, 2023	Dec. 31, 2022

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$88,312	$76,212
Accrued liabilities
Compensation	40,647	50,339
Interest	12,798	45,480
Contracts payable for programming rights	111,318	117,743
Other	73,560	78,265
Income taxes payable	51,561	22,985
Total current liabilities	378,196	391,024
Noncurrent liabilities
Deferred income tax liability	557,387	556,131
Long-term debt	3,070,164	3,069,316
Pension liabilities	73,550	73,684
Operating lease liabilities	76,674	79,503
Other noncurrent liabilities	69,052	70,098
Total noncurrent liabilities	3,846,827	3,848,732
Total liabilities	4,225,023	4,239,756

Commitments and contingent liabilities (see Note 9)

Redeemable noncontrolling interest (see Note 1)	17,754	17,418

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	7,879,619	7,898,055
Accumulated other comprehensive loss	(124,455)	(125,533)
Less treasury stock at cost, 99,471,855 shares and 100,970,426 shares, respectively	(4,956,259)	(5,053,160)
Total equity	3,151,265	3,071,722
Total liabilities, redeemable noncontrolling interest and equity	$7,394,042	$7,328,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Mar. 31,
	2023	2022

Revenues	$740,327	$774,123

Operating expenses:
Cost of revenues[1]	426,932	411,450
Business units - Selling, general and administrative expenses	99,109	101,969
Corporate - General and administrative expenses	12,100	21,320
Depreciation	15,049	15,305
Amortization of intangible assets	13,582	15,000
Spectrum repacking reimbursements and other, net	—	(58)
Total	566,772	564,986
Operating income	173,555	209,137

Non-operating (expense) income:
Equity loss in unconsolidated investments, net	(237)	(3,811)
Interest expense	(42,906)	(43,620)
Other non-operating items, net	5,411	17,319
Total	(37,732)	(30,112)

Income before income taxes	135,823	179,025
Provision for income taxes	31,819	44,738
Net Income	104,004	134,287
Net loss (income) attributable to redeemable noncontrolling interest	299	(53)
Net income attributable to TEGNA Inc.	$104,303	$134,234

Earnings per share:
Basic	$0.46	$0.60
Diluted	$0.46	$0.60

Weighted average number of common shares outstanding:
Basic shares	224,544	222,712
Diluted shares	224,839	223,240

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2023	2022

Net income	$104,004	$134,287
Other comprehensive income, before tax:
Foreign currency translation adjustments	—	142
Recognition of previously deferred post-retirement benefit plan costs	1,450	975
Realized gain on available-for-sale investment during the period	—	(20,800)
Other comprehensive income (loss), before tax	1,450	(19,683)
Income tax effect related to components of other comprehensive income	(372)	5,065
Other comprehensive income (loss), net of tax	1,078	(14,618)
Comprehensive income	105,082	119,669
Comprehensive loss (income) attributable to redeemable noncontrolling interest	299	(53)
Comprehensive income attributable to TEGNA Inc.	$105,381	$119,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Three months ended Mar. 31,
	2023	2022

Cash flows from operating activities:
Net income	$104,004	$134,287
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	28,631	30,305
Stock-based compensation	3,688	10,495
Company stock 401(k) contribution	5,564	5,338
Gains on assets, net	—	(18,308)
Equity losses from unconsolidated investments, net	237	3,811
Pension expense, net of employer contributions	1,416	(585)
Change in other assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	20,615	(120)
Increase in accounts payable	12,100	13,987
(Decrease) increase in interest and taxes payable, net	(1,627)	13,663
Increase in deferred revenue	1,797	2,298
Change in other assets and liabilities, net	(6,038)	1,089
Net cash flow from operating activities	170,387	196,260
Cash flows from investing activities:
Purchase of property and equipment	(2,845)	(5,538)
Reimbursements from spectrum repacking	—	58
Payments for acquisition of assets	(1,150)	—
Purchases of investments	(163)	(2,216)
Proceeds from investments	23	—
Proceeds from sale of assets	13	366
Net cash flow used for investing activities	(4,122)	(7,330)
Cash flows from financing activities:
Payments under revolving credit facilities, net	—	(166,000)
Dividends paid	(21,360)	(21,151)
Other, net	(13,407)	(15,452)
Net cash flow used for financing activities	(34,767)	(202,603)
Increase (decrease) in cash	131,498	(13,673)
Balance of cash, beginning of period	551,681	56,989
Balance of cash, end of period	$683,179	$43,316

Supplemental cash flow information:
Cash paid (received) for income taxes, net of refunds (payments)	$914	$(248)
Cash paid for interest	$73,862	$75,063
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722
Net (loss) income	(299)	—	—	104,303	—	—	104,303
Other comprehensive income, net of tax	—	—	—	—	1,078	—	1,078
Total comprehensive income							105,381
Dividends declared: $0.095 per share	—	—	—	(21,360)	—	—	(21,360)
Company stock 401(k) contribution	—	—	(575)	(14,491)	—	20,630	5,564
Stock-based awards activity	—	—	(3,425)	(86,253)	—	76,271	(13,407)
Stock-based compensation	—	—	3,688	—	—	—	3,688
Adjustment of redeemable noncontrolling interest to redemption value	635	—	—	(635)	—	—	(635)
Other activity	—	—	312	—	—	—	312
Balance at Mar. 31, 2023	$17,754	$324,419	$27,941	$7,879,619	$(124,455)	$(4,956,259)	$3,151,265

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906
Net income	53	—	—	134,234	—	—	134,234
Other comprehensive income, net of tax	—	—	—	—	(14,618)	—	(14,618)
Total comprehensive income							119,616
Dividends declared: $0.095 per share	—	—	—	(21,150)	—	—	(21,150)
Company stock 401(k) contribution	—	—	(1,322)	(11,275)	—	17,935	5,338
Stock-based awards activity	—	—	(9,517)	(81,146)	—	75,211	(15,452)
Stock-based compensation	—	—	10,495	—	—	—	10,495
Adjustment of redeemable noncontrolling interest to redemption value	248	—	—	(248)	—	—	(248)
Other activity	—	—	344	—	—	—	344
Balance at Mar. 31, 2022	$16,430	$324,419	$27,941	$7,479,795	$(111,834)	$(5,101,472)	$2,618,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation, merger agreement and accounting policies

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or TEGNA’s) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On May 17, 2022 the stockholders of TEGNA voted to adopt the Merger Agreement. On February 21, 2023, TEGNA elected, pursuant to the terms of the Merger Agreement, to extend the Outside Date (as defined in the Merger Agreement) from 5:00 p.m. Eastern time on February 22, 2023 to 5:00 p.m. Eastern time on May 22, 2023. All waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Merger and related transactions have expired. The closing of the Merger remains subject to the approval of the Federal Communications Commission (the “FCC”) and customary closing conditions. On February 24, 2023, the FCC issued a hearing designation order (the “HDO”) with respect to the transaction. On March 27, 2023, certain of the parties to the Merger Agreement filed a notice of appeal of the HDO and a petition for a writ of mandamus with the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Court of Appeals”). On April 3, 2023, the D.C. Court of Appeals dismissed the appeal of the HDO. On April 21, 2023, the D.C. Court of Appeals denied the petition for a writ mandamus. TEGNA is currently evaluating its options.

Accounting guidance adopted in 2023: We did not adopt any new accounting guidance in 2023 that had a material impact on our consolidated financial statements or disclosures.

New accounting guidance not yet adopted: There is currently no pending accounting guidance that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of March 31, 2023, our allowance for doubtful accounts was $4.0 million as compared to $3.7 million as of December 31, 2022.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for over-the-top (OTT) streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a commercial reselling agreement with the affiliate. During the first quarter of 2023, we entered into a multi-year extension of the reselling agreement with Gray. Gray’s investment allows it to sell its interest to Premion if there is a change in control of TEGNA or if the commercial agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Condensed Consolidated Balance Sheet in the caption “Redeemable noncontrolling interest.”

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

The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), advertising on the stations’ websites, tablet and mobile products, and OTT apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2024, 2022, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals and distribution of our local news content.

Revenue earned by these sources in the first quarter of 2023 and 2022 are shown below (amounts in thousands):

	Quarter ended Mar. 31,
	2023	2022

Subscription	$414,280	$391,654
Advertising & Marketing Services	307,845	354,467
Political	5,291	17,965
Other	12,911	10,037
Total revenues	$740,327	$774,123

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2023 and December 31, 2022 (in thousands):

	Mar. 31, 2023		Dec. 31, 2022
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,981,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,731	—	2,123,898	—
Amortizable intangible assets:
Retransmission agreements	113,621	(79,311)	224,827	(184,796)
Network affiliation agreements	309,503	(127,457)	309,503	(121,664)
Other	71,190	(43,419)	71,465	(41,627)
Total indefinite-lived and amortizable intangible assets	$2,619,045	$(250,187)	$2,729,693	$(348,087)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives. In the first quarter of 2023, gross retransmission agreement intangible assets and associated accumulated amortization decreased by $111.2 million, due to certain retransmission intangible assets reaching the end of their useful lives.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	Mar. 31, 2023	Dec. 31, 2022

Cash value insurance	$49,552	$48,919
Equity method investments	16,928	17,003
Other equity investments	20,158	20,158
Deferred debt issuance costs	1,341	2,232
Long-term contract assets	12,925	14,135
Other long-term assets	21,690	24,047
Total	$122,594	$126,494

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

Long-term contract assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security and an asset representing the long-term portion of a contract asset related to favorable rates obtained on commercial agreements with Madhive. The contract asset was recognized in January 2022 and is being amortized over two years (through December 2023). See Note 9 for information regarding our related party transactions with MadHive.
NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Mar. 31, 2023	Dec. 31, 2022

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,090,000
Debt issuance costs	(25,774)	(26,911)
Unamortized premiums	5,938	6,227
Total long-term debt	$3,070,164	$3,069,316

As of March 31, 2023, cash and cash equivalents totaled $683.2 million and we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Under our revolving credit facility we have the ability to draw loans based on two different interest rate indices, one of which is based on the London Interbank Offered Rate (LIBOR). We are able to draw LIBOR-based loans based on one month, three month, six month and twelve month durations originated through June 2023. We expect to amend our revolving credit facility in the second quarter of 2023 to replace the LIBOR-based interest rate index with a Secured Overnight Financing Rate (SOFR) based interest rate index. The transition from LIBOR is not expected to have a material impact on the Company.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below primarily includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of March 31, 2023, were $79.1 million, of which $5.6 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Mar. 31,
	2023	2022

Interest cost on benefit obligation	$6,150	$4,300
Expected return on plan assets	(5,225)	(4,900)
Amortization of prior service credit	(125)	(125)
Amortization of actuarial loss	1,575	1,100
Expense from company-sponsored retirement plans	$2,375	$375

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the three months ended March 31, 2023 and 2022, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $0.9 million during both of the three month periods ended March 31, 2023 and 2022. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2023 (as none are required based on our current funding levels). We expect to make additional cash payments of $4.6 million to our SERP participants during the remainder of 2023.
NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Quarters ended:
Balance at Dec. 31, 2022	$(126,065)	$532	$—	$(125,533)
Amounts reclassified from AOCL	1,078	—	—	1,078
Total other comprehensive income	1,078	—	—	1,078
Balance at Mar. 31, 2023	$(124,987)	$532	$—	$(124,455)

Balance at Dec. 31, 2021	$(113,090)	$455	$15,419	$(97,216)
Other comprehensive loss before reclassifications	—	77	—	77
Amounts reclassified from AOCL	724	—	(15,419)	(14,695)
Total other comprehensive income	724	77	(15,419)	(14,618)
Balance at Mar. 31, 2022	$(112,366)	$532	$—	$(111,834)

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

	Quarter ended Mar. 31,
	2023	2022

Amortization of prior service credit, net	$(125)	$(125)
Amortization of actuarial loss	1,575	1,100
Realized gain on available-for-sale investment	—	(20,800)
Total reclassifications, before tax	1,450	(19,825)
Income tax effect	(372)	5,130
Total reclassifications, net of tax	$1,078	$(14,695)

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2023	2022

Net Income	$104,004	$134,287
Net loss (income) attributable to the noncontrolling interest	299	(53)
Adjustment of redeemable noncontrolling interest to redemption value	(635)	(248)
Earnings available to common shareholders	$103,668	$133,986

Weighted average number of common shares outstanding - basic	224,544	222,712
Effect of dilutive securities:
Restricted stock units	187	321
Performance shares	108	207
Weighted average number of common shares outstanding - diluted	224,839	223,240

Earnings per share - basic	$0.46	$0.60
Earnings per share - diluted	$0.46	$0.60

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

In the first quarter of 2022, we recorded a $2.5 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value of one of our investments. The fair value was determined using a market approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement. We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.78 billion at March 31, 2023, and $2.95 billion at December 31, 2022.

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

Litigation Relating to the Merger

As of May 10, 2023, seven lawsuits have been filed by purported TEGNA stockholders in connection with the Merger. The lawsuits have been filed against TEGNA and the current members of the Board of Directors of TEGNA (the Board of Directors). The complaints generally allege that the preliminary proxy statement filed by TEGNA with the SEC on March 25, 2022 in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. Plaintiffs in the complaints generally seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ fees. As of May 10, 2023, all but one of those lawsuits have been voluntarily dismissed.

In addition, as of May 10, 2023, TEGNA received four demand letters from purported TEGNA shareholders in connection with TEGNA’s filing of a definitive proxy statement with the SEC on April 13, 2022 relating to the Merger (the “definitive proxy statement”). Each letter alleged deficiencies in the definitive proxy statement that were similar to the deficiencies alleged in the complaints referenced above.

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

Related Party Transactions

We have equity investments in MadHive which is a related party of TEGNA. We also have a commercial agreement with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the first quarter of 2023 and 2022, we incurred expenses of $25.1 million and $26.0 million, respectively, as a result of the commercial agreement with MadHive. As of March 31, 2023, and December 31, 2022 we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $15.2 million and $10.0 million, respectively.

In December 2021, we renewed two commercial agreements with MadHive. Simultaneously with the commercial agreement renewals, we also amended the terms of our then outstanding available-for-sale convertible debt security investment. In exchange for the convertible debt modifications, we received favorable terms in our renewed commercial agreements. We estimated the fair value of our available-for-sale security at December 31, 2021 using a market fair value approach based on the cash we expect to receive upon maturity of the note and the estimated cash savings that the favorable contract terms will provide over the term of the commercial agreements. In January 2022, we recorded an intangible contract asset for $20.8 million (equal to the estimated cash savings), and are amortizing this asset on a straight-line basis over the noncancellable term of the commercial agreements of two years. This non-cash expense is recorded within “Cost of revenues,” within our Consolidated Statement of Income. The debt matured in June 2022 at which time the principal balance of $3.0 million plus accrued interest was paid to us.

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

We have one operating and reportable segment. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2024, 2022, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals, and distribution of our local news content.

Merger Agreement

On February 22, 2022, we entered into the Merger Agreement with Parent, Merger Sub, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General and CMG, and certain of its subsidiaries. On February 24, 2023, the FCC issued a hearing designation order (the “HDO”) with respect to the transaction. On March 27, 2023, certain of the parties to the Merger Agreement filed a notice of appeal of the HDO and a petition for a writ of mandamus with the United States Court of Appeals for the District of Columbia Circuit, (the “D.C. Court of Appeals”). On April 3, 2023, the D.C. Court of Appeals dismissed the appeal of the HDO. On April 21, 2023, the D.C. Court of Appeals denied the petition for a writ mandamus. TEGNA is currently evaluating its options. See Notes 1 and 9 to the condensed consolidated financial statements for further information about the Merger Agreement, the pending Merger and related matters.

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

Our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year political election cycles). As such, in addition to prior year comparisons, our management team and Board of Directors also review quarterly operating results compared to the same periods two years ago (e.g., 2023 vs. 2021). We believe these additional comparisons provide useful information to investors and therefore, have supplemented our prior year comparisons of consolidated results with comparisons against first quarter ended March 31, 2021 results (through operating income).

In recent years, our business has evolved toward generating more recurring and highly profitable revenue streams, driven by the increased contribution of political and subscription revenue streams as a percentage of our total revenue. Such revenues have been a majority of our overall revenue the past few years and we expect this to continue.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2023	2022	Change from 2022	2021	Change from 2021

Revenues	$740,327	$774,123	(4%)	$727,051	2%

Operating expenses:
Cost of revenues	426,932	411,450	4%	394,692	8%
Business units - Selling, general and administrative expenses	99,109	101,969	(3%)	89,326	11%
Corporate - General and administrative expenses	12,100	21,320	(43%)	16,870	(28%)
Depreciation	15,049	15,305	(2%)	15,896	(5%)
Amortization of intangible assets	13,582	15,000	(9%)	15,760	(14%)
Spectrum repacking reimbursements and other, net	—	(58)	***	(1,423)	***
Total operating expenses	$566,772	$564,986	0%	$531,121	7%

Total operating income	$173,555	$209,137	(17%)	$195,930	(11%)

Non-operating expenses	(37,732)	(30,112)	25%	(47,484)	(21%)
Provision for income taxes	31,819	44,738	(29%)	35,614	(11%)
Net income	104,004	134,287	(23%)	112,832	(8%)
Net (income) loss attributable to redeemable noncontrolling interest	299	(53)	***	(215)	***
Net income attributable to TEGNA Inc.	$104,303	$134,234	(22%)	$112,617	(7%)

Earnings per share - basic	$0.46	$0.60	(23%)	$0.51	(10%)
Earnings per share - diluted	$0.46	$0.60	(23%)	$0.51	(10%)

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Mar. 31,
	2023	2022	Change from 2022	2021	Change from 2021

Subscription	$414,280	$391,654	6%	$386,737	7%
Advertising & Marketing Services	307,845	354,467	(13)%	322,834	(5)%
Political	5,291	17,965	(71)%	9,428	(44)%
Other	12,911	10,037	29%	8,052	60%
Total revenues	$740,327	$774,123	(4)%	$727,051	2%

*** Not meaningful

2023 vs. 2022

Total revenues decreased $33.8 million in the first quarter of 2023 compared to the same period in 2022. The net decrease was primarily driven by a $46.6 million decline in AMS revenue due to the impact of the Winter Olympics and Super Bowl airing last year on NBC, our largest network affiliate partner. Macroeconomic headwinds also negatively impacted our AMS revenue in 2023. Also contributing to the decrease was $12.7 million decline in political revenue. Partially offsetting these decreases was a $22.6 million increase in subscription revenue primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers.

2023 vs. 2021

Total revenues increased $13.3 million in the first quarter of 2023 compared to the same period in 2021. The net increase was primarily due to $27.5 million growth in subscription revenue mainly due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers. Partially offsetting this increase was a $15.0 million decrease in AMS revenue reflecting softer demand for advertising caused by macroeconomic headwinds and a $4.1 million decrease in political revenue.

Cost of revenues

2023 vs. 2022

Cost of revenues increased $15.5 million in the first quarter of 2023 compared to the same period in 2022. The increase was primarily due to growth in programming costs of $15.3 million driven by rate increases under existing and newly renegotiated affiliation agreements.

2023 vs. 2021

Cost of revenues increased $32.2 million in the first quarter of 2023 compared to the same period in 2021. The increase was primarily due to $26.6 million growth in programming costs driven by rate increases under existing and newly renegotiated affiliation agreements.

Business units - Selling, general and administrative expenses

2023 vs. 2022

Business unit selling, general and administrative expenses decreased $2.9 million in the first quarter of 2023 compared to the same period in 2022. The decrease was primarily due to $2.0 million of lower stock-based compensation expense driven by a decline in our stock price. Additionally, selling costs, primarily sales compensation, declined $0.5 million in 2023 driven by a decline in advertising revenue.

2023 vs. 2021

Business unit SG&A expenses increased $9.8 million in the first quarter of 2023 compared to the same period in 2021. The increase was due in part to an absence of bad debt expense reversal that occurred in 2021 that did not recur in 2023 as well as an increase in payroll and benefit costs.

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

2023 vs. 2022

Corporate general and administrative expenses decreased $9.2 million in the first quarter of 2023 compared to the same period in 2022. The decrease for the quarter was primarily driven by a $7.5 million reduction in M&A-related costs incurred in connection with the Merger. Additionally, stock-based compensation expense was $1.6 million lower in 2023 driven by a decline in our stock price.

2023 vs. 2021

Corporate general and administrative expenses decreased $4.8 million in the first quarter of 2023 compared to the same period in 2021. The decrease for the quarter was primarily driven by the absence in 2023 of $4.6 million of advisory fees related to activism defense incurred in the first quarter of 2021. Partially offsetting this was an increase of $2.8 million in M&A-related costs mainly incurred in support of the regulatory review of the Merger.

Depreciation

2023 vs. 2022

Depreciation expense decreased by $0.3 million in the first quarter of 2023 compared to the same period in 2022. The decrease was due to certain assets reaching the end of their assumed useful lives.

2023 vs. 2021

Depreciation expense decreased by $0.8 million in the first quarter of 2023 compared to the same periods in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives.

Amortization of intangible assets

2023 vs. 2022

Amortization expense decreased $1.4 million in the first quarter of 2023 compared to the same period in 2022. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2023 vs. 2021

Amortization expense decreased $2.2 million in the first quarter of 2023 compared to the same period in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Spectrum repacking reimbursements and other, net

2023 vs. 2022

No spectrum repacking reimbursements and other net gains were recognized in the first quarter of 2023 compared to $0.1 million in the same period in 2022. The 2022 activity is related to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking.

2023 vs. 2021

No spectrum repacking reimbursements and other net gains were recognized in the first quarter of 2023 compared to net gains of $1.4 million in the same period in 2021. The 2021 activity related to reimbursements received from the FCC.

Operating income

2023 vs. 2022

Operating income decreased $35.6 million in the first quarter of 2023 compared to the same period in 2022. The decrease was driven by the changes in revenue and expenses discussed above, most notably the decrease in AMS revenue and increase in programming expense.

2023 vs. 2021

Operating income decreased $22.4 million in the first quarter of 2023 compared to the same period in 2021. The decrease was driven by the changes in revenue and expenses discussed above, most notably a decrease in AMS revenue and increases in programming expense, partially offset by an increase in subscription revenue.

Non-operating (expense) income

Non-operating expenses increased $7.6 million in the first quarter of 2023 compared to the same period in 2022. This increase was primarily due to the absence in 2023 of a $20.8 million gain recognized on our available for sale investment in MadHive during the first quarter of 2022. Partially offsetting this increase in expense was $7.5 million of interest income, primarily from interest earned on time-deposit investments. Additionally, interest expense decreased by $0.7 million driven by lower average outstanding debt. Total average outstanding debt was $3.09 billion for the first quarter of 2023, compared to $3.19 billion in the same period of 2022. The weighted average interest rate on outstanding debt was 5.27% for the first quarter of 2023, compared to 5.18% in the same period of 2022.

Provision for income taxes

Income tax expense decreased $12.9 million in the first quarter of 2023 compared to the same period in 2022. The decrease was primarily due to decreases in net income before tax. Our effective income tax rate was 23.4% for the first quarter of 2023, compared to 25.0% for the first quarter of 2022. The tax rate for the first quarter of 2023 is lower than the comparable amount in 2022 primarily due to a valuation allowance recorded on minority investments and higher nondeductible transaction costs incurred in 2022. Partially offsetting the decrease were tax benefits realized in 2022 from the utilization of capital loss carryforwards in connection with certain transactions and the release of the associated valuation allowance.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $104.3 million, or $0.46 per diluted share, in the first quarter of 2023 compared to $134.2 million, or $0.60 per diluted share, during the same period in 2022. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the first quarter of 2023 and 2022 were 224.8 million and 223.2 million, respectively.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net loss (income) attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity loss in unconsolidated investments, net, (5) other non-operating items, net, (6) M&A-related costs, (7) spectrum repacking reimbursements and other, net, (8) depreciation and (9) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Quarter ended March 31, 2023:

•M&A-related costs.

Quarter ended March 31, 2022:

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended Mar. 31, 2023	GAAP measure	M&A-related costs	Non-GAAP measure

Corporate - General and administrative expenses	$12,100	$(2,766)	$9,334
Operating expenses	566,772	(2,766)	564,006
Operating income	173,555	2,766	176,321
Income before income taxes	135,823	2,766	138,589
Provision for income taxes	31,819	181	32,000
Net income attributable to TEGNA Inc.	104,303	2,585	106,888
Earnings per share - diluted	$0.46	$0.01	$0.47

		Special Items
Quarter ended Mar. 31, 2022	GAAP measure	M&A-related costs	Spectrum repacking reimbursements and other	Other non-operating items	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$21,320	$(10,234)	$—	$—	$—	$11,086
Spectrum repacking reimbursements and other, net	(58)	—	58	—	—	—
Operating expenses	564,986	(10,234)	58	—	—	554,810
Operating income	209,137	10,234	(58)	—	—	219,313
Other non-operating items, net	17,319	—	—	(18,308)	—	(989)
Total non-operating expenses	(30,112)	—	—	(18,308)	—	(48,420)
Income before income taxes	179,025	10,234	(58)	(18,308)	—	170,893
Provision for income taxes	44,738	31	(14)	168	(7,117)	37,806
Net income attributable to TEGNA Inc.	134,234	10,203	(44)	(18,476)	7,117	133,034
Earnings per share - diluted (a)	$0.60	$0.05	$—	$(0.08)	$0.03	$0.59

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2023	2022	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$104,303	$134,234	(22%)
(Less) Plus: Net (loss) income attributable to redeemable noncontrolling interest	(299)	53	***
Plus: Provision for income taxes	31,819	44,738	(29%)
Plus: Interest expense	42,906	43,620	(2%)
Plus: Equity loss in unconsolidated investments, net	237	3,811	(94%)
Less: Other non-operating items, net	(5,411)	(17,319)	(69%)
Operating income (GAAP basis)	173,555	209,137	(17%)
Plus: M&A-related costs	2,766	10,234	(73%)
Less: Spectrum repacking reimbursements and other, net	—	(58)	***
Adjusted operating income (non-GAAP basis)	176,321	219,313	(20%)
Plus: Depreciation	15,049	15,305	(2%)
Plus: Amortization of intangible assets	13,582	15,000	(9%)
Adjusted EBITDA (non-GAAP basis)	204,952	249,618	(18%)
Corporate - General and administrative expense (non-GAAP basis)	9,334	11,086	(16%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$214,286	$260,704	(18%)

*** Not meaningful

In the first quarter of 2023 Adjusted EBITDA margin was 29% without corporate expense or 28% with corporate expense, compared to first quarter of 2022 Adjusted EBITDA margin of 34% without corporate expense or 32% with corporate expense. These margin decreases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decrease in AMS revenue and increase in programming expenses.

Free Cash Flow Reconciliation

Reconciliation from “Net income” to “Free cash flow” follow (in thousands):

	Two-year period ended Mar. 31,
	2023	2022

Net income attributable to TEGNA Inc. (GAAP basis)	$1,099,110	$1,007,659
Plus: Provision for income taxes	334,056	313,387
Plus: Interest expense	356,093	382,604
Plus: M&A-related costs	27,021	13,972
Plus: Depreciation	125,189	130,126
Plus: Amortization	120,715	129,485
Plus: Stock-based compensation	56,923	63,073
Plus: Company stock 401(k) contribution	36,063	33,811
Plus: Syndicated programming amortization	136,964	141,999
Plus: Workforce restructuring expense	—	1,021
Plus: Advisory fees related to activism defense	12,012	32,059
Plus: Cash dividend from equity investments for return on capital	4,276	11,598
Plus: Cash reimbursements from spectrum repacking	3,842	10,665
Plus: Net income attributable to redeemable noncontrolling interest	1,457	1,390
Plus: Reimbursement from Company-owned life insurance policies	1,929	1,005
Plus (Less): Equity loss (income) in unconsolidated investments, net	13,094	12,142
Less: Spectrum repacking reimbursements and other, net	(1,207)	(4,805)
(Less) Plus: Other non-operating items, net	(33,337)	(9,385)
Less: Syndicated programming payments	(140,650)	(150,211)
Less: Income tax payments, net of refunds	(351,206)	(263,012)
Less: Pension contributions	(12,149)	(10,121)
Less: Interest payments	(345,153)	(389,392)
Less: Purchases of property and equipment	(104,069)	(100,849)
Free cash flow (non-GAAP basis)	$1,340,973	$1,358,221

Revenue	$6,286,614	$6,018,807
Free cash flow as a % of Revenue	21.3%	22.6%

Our free cash flow, a non-GAAP performance measure, was $1.34 billion and $1.36 billion for the two-year periods ended March 31, 2023 and 2022, respectively.

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated positive cash flow which, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, dividends, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $21.4 million and $21.2 million in first three months of 2023 and 2022, respectively. We expect to continue to pay our regular quarterly dividend of $0.095 per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement. The Merger Agreement also does not permit us to repurchase our common stock. As a result of these two restrictions, our cash balance has increased from $551.7 million at the end of 2022 to $683.2 million at the end of the first quarter of 2023. During the first quarter of 2023, we primarily deployed surplus cash in time deposit investments with several financial institutions, given the limitations under the Merger Agreement.

As of March 31, 2023, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving credit agreement, was 2.45x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

As of March 31, 2023, our total debt was $3.07 billion, cash and cash equivalents totaled $683.2 million, and we had unused borrowing capacity of $1.49 billion under our revolving credit facility. Our debt consists of unsecured notes which have fixed interest rates.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2022 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our recurring contractual commitments, debt service obligations, capital expenditure requirements, and other working capital needs for the next twelve months and beyond.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Three months ended Mar. 31,
	2023	2022

Balance of cash and cash equivalents beginning of the period	$551,681	$56,989

Operating activities:
Net income	104,004	134,287
Depreciation, amortization and other non-cash adjustments	38,120	31,641
Pension expense, net of contributions	1,416	(585)
Decrease (increase) in trade receivables	20,615	(120)
(Decrease) increase in interest and taxes payable	(1,627)	13,663
Other, net	7,859	17,374
Cash flow from operating activities	170,387	196,260

Investing activities:
Purchase of property and equipment	(2,845)	(5,538)
All other investing activities	(1,277)	(1,792)
Cash flow used for investing activities	(4,122)	(7,330)

Cash flow used for financing activities	(34,767)	(202,603)
Increase in cash and cash equivalents	131,498	(13,673)
Balance of cash and cash equivalents end of the period	$683,179	$43,316

Operating activities - Cash flow from operating activities was $170.4 million for the three months ended March 31, 2023, compared to $196.3 million for the same period in 2022. Driving the decrease in operating cash flow was a $30.3 million decline in net income primarily a result of a decline in AMS and political revenue and an increase in programming expense in the first quarter of 2023 as compared to 2022.

Investing activities - Cash flow used for investing activities was $4.1 million for the three months ended March 31, 2023, compared to $7.3 million for the same period in 2022. The decrease of $3.2 million was primary due to a $2.7 million reduction in capital expenditures in the first three months of 2023 as compared to the same period in 2022.

Financing activities - Cash flow used for financing activities was $34.8 million for the three months ended March 31, 2023, compared to $202.6 million for the same period in 2022. The change was primarily due to our revolving credit facility which had no net repayments in the first three months of 2023 as compared to net repayments of $166.0 million in the first three months of 2022.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described within Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Reports on Form 10-Q, including the following: (1) the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving the parties that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction, (2) risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals), and the related transactions involving the parties, in the anticipated timeframe or at all, (3) the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock, (4) disruption from the proposed transaction could make it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company’s customers, vendors and others with whom it does business, (5) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving the parties, (6) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed transaction, (7) significant transaction costs, (8) the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future, (9) other business effects, including the effects of industry, market, economic, political or regulatory conditions, and (10) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity, malware or ransomware attacks.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2022 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2022.

As of March 31, 2023, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to the condensed consolidated financial statements for information regarding our legal proceedings.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2022 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock over the next three years. No shares were repurchased during the three months ended March 31, 2023. As a result of the announcement of the Merger Agreement on February 22, 2022, we have suspended share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

3-2	By-laws, as amended through May 12, 2021 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

10-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*

10-2	Form of CEO Restricted Stock Unit Award Agreement.*

10-3	Form of Executive Officer Performance Share Award Agreement.*

10-4	Form of CEO Performance Share Award Agreement.*

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2023	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)