Form 10-Q
period 2023-06-30
TEGNA INC
filed 2023-08-03
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 31, 2023 was 201,522,005.

INDEX TO TEGNA INC.
June 30, 2023 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	June 30, 2023	Dec. 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$489,373	$551,681
Accounts receivable, net of allowances of $4,249 and $3,697, respectively	593,410	658,318
Other receivables	10,534	13,493
Syndicated programming rights	17,326	44,064
Prepaid expenses and other current assets	33,257	36,152
Total current assets	1,143,900	1,303,708
Property and equipment
Cost	1,076,634	1,067,191
Less accumulated depreciation	(634,853)	(610,138)
Net property and equipment	441,781	457,053
Intangible and other assets
Goodwill	2,981,587	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $263,484 and $348,087, respectively	2,355,561	2,381,606
Right-of-use assets for operating leases	73,605	78,448
Investments and other assets	118,839	126,494
Total intangible and other assets	5,529,592	5,568,135
Total assets	$7,115,273	$7,328,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	June 30, 2023	Dec. 31, 2022

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$78,788	$76,212
Accrued liabilities
Compensation	38,598	50,339
Interest	44,625	45,480
Contracts payable for programming rights	99,593	117,743
Other	67,724	78,265
Income taxes payable	3,416	22,985
Total current liabilities	332,744	391,024
Noncurrent liabilities
Deferred income tax liability	574,975	556,131
Long-term debt	3,071,026	3,069,316
Pension liabilities	73,380	73,684
Operating lease liabilities	74,231	79,503
Other noncurrent liabilities	66,653	70,098
Total noncurrent liabilities	3,860,265	3,848,732
Total liabilities	4,193,009	4,239,756

Commitments and contingent liabilities (see Note 9)

Redeemable noncontrolling interest (see Note 1)	18,106	17,418

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	7,989,312	7,898,055
Accumulated other comprehensive loss	(123,467)	(125,533)
Less treasury stock at cost, 122,978,320 shares and 100,970,426 shares, respectively	(5,314,047)	(5,053,160)
Total equity	2,904,158	3,071,722
Total liabilities, redeemable noncontrolling interest and equity	$7,115,273	$7,328,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenues	$731,506	$784,881	$1,471,833	$1,559,004

Operating expenses:
Cost of revenues[1]	430,528	420,235	857,460	831,685
Business units - Selling, general and administrative expenses	97,231	99,585	196,340	201,554
Corporate - General and administrative expenses	26,506	13,612	38,606	34,932
Depreciation	14,987	15,534	30,036	30,839
Amortization of intangible assets	13,296	14,999	26,878	29,999
Asset impairment and other	3,359	(105)	3,359	(163)
Merger termination fee	(136,000)	—	(136,000)	—
Total	449,907	563,860	1,016,679	1,128,846
Operating income	281,599	221,021	455,154	430,158

Non-operating (expense) income:
Equity loss in unconsolidated investments, net	(283)	(236)	(520)	(4,047)
Interest expense	(42,797)	(42,950)	(85,703)	(86,570)
Other non-operating items, net	5,781	(1,865)	11,192	15,454
Total	(37,299)	(45,051)	(75,031)	(75,163)

Income before income taxes	244,300	175,970	380,123	354,995
Provision for income taxes	44,207	44,030	76,026	88,768
Net Income	200,093	131,940	304,097	266,227
Net loss (income) attributable to redeemable noncontrolling interest	12	(371)	311	(424)
Net income attributable to TEGNA Inc.	$200,105	$131,569	$304,408	$265,803

Earnings per share:
Basic	$0.92	$0.59	$1.37	$1.19
Diluted	$0.92	$0.59	$1.37	$1.19

Weighted average number of common shares outstanding:
Basic shares	217,830	223,675	221,168	223,197
Diluted shares	217,979	224,489	221,391	223,867

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net income	$200,093	$131,940	$304,097	$266,227
Other comprehensive income, before tax:
Foreign currency translation adjustments	—	—	—	142
Recognition of previously deferred post-retirement benefit plan costs	1,327	1,085	2,777	2,061
Realized gain on available-for-sale investment during the period	—	—	—	(20,800)
Other comprehensive income (loss), before tax	1,327	1,085	2,777	(18,597)
Income tax effect related to components of other comprehensive income	(339)	(279)	(711)	4,785
Other comprehensive income (loss), net of tax	988	806	2,066	(13,812)
Comprehensive income	201,081	132,746	306,163	252,415
Comprehensive loss (income) attributable to redeemable noncontrolling interest	12	(371)	311	(424)
Comprehensive income attributable to TEGNA Inc.	$201,093	$132,375	$306,474	$251,991
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net income	$304,097	$266,227
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	56,914	60,838
Stock-based compensation	8,845	17,209
Company stock 401(k) contribution	10,226	9,929
Gains on assets, net	—	(18,308)
Equity losses from unconsolidated investments, net	520	4,047
Merger termination fee	(136,000)	—
Pension expense, net of employer contributions	2,655	(1,070)
Change in other assets and liabilities:
Decrease in trade receivables	64,356	25,263
Increase in accounts payable	2,576	13,385
Increase in interest and taxes payable, net	1,100	9,615
Increase in deferred revenue	861	1,687
Change in other assets and liabilities, net	(8,665)	2,565
Net cash flow from operating activities	307,485	391,387
Cash flows from investing activities:
Purchase of property and equipment	(14,491)	(23,094)
Reimbursements from spectrum repacking	—	163
Payments for acquisition of assets	(1,150)	—
Purchases of investments	(328)	(4,706)
Proceeds from investments	23	3,451
Proceeds from sale of assets	39	367
Net cash flow used for investing activities	(15,907)	(23,819)
Cash flows from financing activities:
Payments under revolving credit facilities, net	—	(166,000)
Dividends paid	(40,489)	(42,331)
Repurchase of common stock	(300,000)	—
Other, net	(13,397)	(15,456)
Net cash flow used for financing activities	(353,886)	(223,787)
(Decrease) increase in cash	(62,308)	143,781
Balance of cash, beginning of period	551,681	56,989
Balance of cash, end of period	$489,373	$200,770

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$74,372	$79,915
Cash paid for interest	$83,058	$84,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Mar. 31, 2023	$17,754	$324,419	$27,941	$7,879,619	$(124,455)	$(4,956,259)	$3,151,265
Net (loss) income	(12)	—	—	200,105	—	—	200,105
Other comprehensive income, net of tax	—	—	—	—	988	—	988
Total comprehensive income							201,093
Dividends declared: $0.095 per share	—	—	—	(19,130)	—	—	(19,130)
Company stock 401(k) contribution	—	—	(961)	(12,697)	—	18,320	4,662
Stock-based awards activity	—	—	(184)	(2,441)	—	2,636	11
Stock-based compensation	—	—	5,157	—	—	—	5,157
Repurchase of common stock	—	—	(4,220)	(55,780)	—	(378,744)	(438,744)
Adjustment of redeemable noncontrolling interest to redemption value	364	—	—	(364)	—	—	(364)
Other activity	—	—	208	—	—	—	208
Balance at June 30, 2023	$18,106	$324,419	$27,941	$7,989,312	$(123,467)	$(5,314,047)	$2,904,158

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at Mar. 31, 2022	$16,430	$324,419	$27,941	$7,479,795	$(111,834)	$(5,101,472)	$2,618,849
Net income	371	—	—	131,569	—	—	131,569
Other comprehensive income, net of tax	—	—	—	—	806	—	806
Total comprehensive income							132,375
Dividends declared: $0.095 per share	—	—	—	(21,180)	—	—	(21,180)
Company stock 401(k) contribution	—	—	(5,004)	(4,810)	—	14,405	4,591
Stock-based awards activity	—	—	(2,053)	(1,974)	—	4,022	(5)
Stock-based compensation	—	—	6,714	—	—	—	6,714
Adjustment of redeemable noncontrolling interest to redemption value	(36)	—	—	36	—	—	36
Other activity	—	—	343	—	—	—	343
Balance at June 30, 2022	$16,765	$324,419	$27,941	$7,583,436	$(111,028)	$(5,083,045)	$2,741,723

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Six Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722
Net income	(311)	—	—	304,408	—	—	304,408
Other comprehensive income, net of tax	—	—	—	—	2,066	—	2,066
Total comprehensive income							306,474
Dividends declared: $0.19 per share	—	—	—	(40,489)	—	—	(40,489)
Company stock 401(k) contribution	—	—	(1,536)	(27,188)	—	38,950	10,226
Stock-based awards activity	—	—	(3,609)	(88,695)	—	78,907	(13,397)
Stock-based compensation	—	—	8,845	—	—	—	8,845
Repurchase of common stock	—	—	(4,220)	(55,780)	—	(378,744)	(438,744)
Adjustment of redeemable noncontrolling interest to redemption value	999	—	—	(999)	—	—	(999)
Other activity	—	—	520	—	—	—	520
Balance at June 30, 2023	$18,106	$324,419	$27,941	$7,989,312	$(123,467)	$(5,314,047)	$2,904,158

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906
Net income	424	—	—	265,803	—	—	265,803
Other comprehensive income, net of tax	—	—	—	—	(13,812)	—	(13,812)
Total comprehensive income							251,991
Dividends declared: $0.19 per share	—	—	—	(42,331)	—	—	(42,331)
Company stock 401(k) contribution	—	—	(6,326)	(16,084)	—	32,339	9,929
Stock-based awards activity	—	—	(11,570)	(83,120)	—	79,234	(15,456)
Stock-based compensation	—	—	17,209	—	—	—	17,209
Adjustment of redeemable noncontrolling interest to redemption value	212	—	—	(212)	—	—	(212)
Other activity	—	—	687	—	—	—	687
Balance at June 30, 2022	$16,765	$324,419	$27,941	$7,583,436	$(111,028)	$(5,083,045)	$2,741,723
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

On May 22, 2023, after a protracted regulatory review, we terminated the Merger Agreement in accordance with its terms. Under the terms of the Merger Agreement, Parent was required to pay us a $136.0 million fee as a result of this termination. In lieu of cash payment for the termination fee, we agreed to accept from Parent 8.6 million shares of the Company’s common stock, which Parent transferred to the Company on June 1, 2023, and which was recorded as an increase to our Treasury stock. The $136.0 million termination fee was recorded as an operating item within our Consolidated Statement of Income and Consolidated Statement of Cash flow. Approximately $9.9 million of the termination fee was contractually due to one of the Company’s professional advisors. This expense was recorded within “Corporate - General and Administrative expenses” within our Consolidated Statement of Income.

Accounting guidance adopted in 2023: We did not adopt any new accounting guidance in 2023 that had a material impact on our consolidated financial statements or disclosures.

New accounting guidance not yet adopted: There are currently no issued accounting standards not yet adopted that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of June 30, 2023, our allowance for doubtful accounts was $4.2 million as compared to $3.7 million as of December 31, 2022.

Programming assets: We are party to programming contracts which provide us with rights to broadcast syndicated programs, original series and films. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Programming assets are classified as current (within Prepaid expenses and other current assets) or noncurrent (within Investments and other assets) in the Condensed Consolidated Balance Sheets, based on when the programming is expected to air. Expense is recognized on a straight line basis which appropriately matches the cost of the programs with the revenues associated with them.

We evaluate the net realizable value of our programming asset when a triggering event occurs, such as a change in our intended usage, or sustained lower than expected ratings for the program. We determine the net realizable value based on a projection of the estimated revenues less projected direct costs associated with the programming. If the future direct costs exceed expected revenues, impairment of the program asset may be required. In the second quarter of 2023, we recognized an impairment charge of $3.4 million related to certain programming assets. The impairment was recorded in the “Asset impairment and other” line item of the Consolidated Statements of Income.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for over-the-top (OTT) streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a commercial reselling agreement with the affiliate. During the first quarter of 2023, we entered into a multi-year extension of the reselling agreement with Gray. Gray’s investment allows it to sell its interest to Premion if there is a change in control of TEGNA or if the commercial agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interest.”

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

Accelerated share repurchase program: On June 2, 2023, we entered into an accelerated share repurchase (ASR) program with JPMorgan Chase Bank, National Association (JPMorgan). Under the terms of the ASR, we repurchased $300 million in TEGNA common shares from JPMorgan, with an initial delivery of approximately 15.2 million shares received on June 6, 2023, representing 80% ($240 million) of the value of the ASR contract. The final number of shares to be repurchased will be based on the average daily volume-weighted average price of TEGNA shares during the term of the ASR, less a discount and subject to customary adjustments pursuant to the terms of the ASR. At settlement, JPMorgan may be required to deliver additional shares of common stock to us, or under certain circumstances, we may be required to make a cash payment or deliver shares of common stock to JPMorgan. The final settlement of the ASR is expected to be completed by the end of the third quarter of 2023, subject to acceleration at JPMorgan’s discretion.

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

Revenue earned by these sources in the second quarter and first six months of 2023 and 2022 are shown below (amounts in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Subscription	$396,126	$389,079	$810,406	$780,733
Advertising & Marketing Services	317,726	335,259	625,571	689,726
Political	5,991	50,858	11,282	68,823
Other	11,663	9,685	24,574	19,722
Total revenues	$731,506	$784,881	$1,471,833	$1,559,004

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		Dec. 31, 2022
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,981,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,731	—	2,123,898	—
Amortizable intangible assets:
Retransmission agreements	113,621	(84,747)	224,827	(184,796)
Network affiliation agreements	309,503	(133,250)	309,503	(121,664)
Other	71,190	(45,487)	71,465	(41,627)
Total indefinite-lived and amortizable intangible assets	$2,619,045	$(263,484)	$2,729,693	$(348,087)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives. In 2023, gross retransmission agreement intangible assets and associated accumulated amortization decreased by $111.2 million, due to certain retransmission intangible assets reaching the end of their useful lives.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	Dec. 31, 2022

Cash value insurance	$50,300	$48,919
Equity method investments	16,810	17,003
Other equity investments	20,158	20,158
Deferred debt issuance costs	450	2,232
Long-term contract assets	11,881	14,135
Other long-term assets	19,240	24,047
Total	$118,839	$126,494

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

Long-term contract assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.
NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	June 30, 2023	Dec. 31, 2022

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,090,000
Debt issuance costs	(24,616)	(26,911)
Unamortized premiums	5,642	6,227
Total long-term debt	$3,071,026	$3,069,316

As of June 30, 2023, cash and cash equivalents totaled $489.4 million and we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Under our revolving credit facility we have the ability to draw loans based on two different interest rate indices, one of which was previously based on the London Interbank Offered Rate (LIBOR). During the second quarter of 2023, we amended our revolving credit facility to replace the LIBOR-based interest rate index, which was phased out, with a Secured Overnight Financing Rate (SOFR) based interest rate index. The transition from LIBOR to SOFR did not have a material impact on the Company.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The total net pension obligations, including both current and non-current liabilities, as of June 30, 2023, were $79.0 million, of which $5.6 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified TEGNA Supplemental Retirement Plan, are presented in the following table (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Interest cost on benefit obligation	$6,116	$4,241	12,266	8,541
Expected return on plan assets	(5,245)	(4,851)	(10,470)	(9,751)
Amortization of prior service credit	(107)	(117)	(232)	(242)
Amortization of actuarial loss	1,434	1,202	3,009	2,302
Expense from company-sponsored retirement plans	$2,198	$475	$4,573	$850

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the six months ended June 30, 2023 and 2022, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $1.9 million during the six month periods ended June 30, 2023 and 2022. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2023. We expect to make additional cash payments of $3.0 million to our SERP participants during the remainder of 2023.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Quarters ended:
Balance at Mar. 31, 2023	$(124,987)	$532	$—	$(124,455)
Amounts reclassified from AOCL	988	—	—	988
Total other comprehensive income	988	—	—	988
Balance at June 30, 2023	$(123,999)	$532	$—	$(123,467)

Balance at Mar. 31, 2022	$(112,366)	$532	$—	$(111,834)
Amounts reclassified from AOCL	806	—	—	806
Total other comprehensive income	806	—	—	806
Balance at June 30, 2022	$(111,560)	$532	$—	$(111,028)

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Six Months Ended:
Balance at Dec. 31, 2022	$(126,065)	$532	$—	$(125,533)
Other comprehensive income before reclassifications	2,066	—	—	2,066
Total other comprehensive income (loss)	2,066	—	—	2,066
Balance at June 30, 2023	$(123,999)	$532	$—	$(123,467)

Balance at Dec. 31, 2021	$(113,090)	$455	$15,419	$(97,216)
Other comprehensive income before reclassifications	—	77	—	77
Amounts reclassified from AOCL	1,530	—	(15,419)	(13,889)
Total other comprehensive income	1,530	77	(15,419)	(13,812)
Balance at June 30, 2022	$(111,560)	$532	$—	$(111,028)

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

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Amortization of prior service credit, net	$(107)	$(123)	$(232)	$(248)
Amortization of actuarial loss	1,434	1,208	3,009	2,309
Realized gain on available-for-sale investment	—	—	—	(20,800)
Total reclassifications, before tax	1,327	1,085	2,777	(18,739)
Income tax effect	(339)	(279)	(711)	4,850
Total reclassifications, net of tax	$988	$806	$2,066	$(13,889)

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net Income	$200,093	$131,940	$304,097	$266,227
Net loss (income) attributable to the noncontrolling interest	12	(371)	311	(424)
Adjustment of redeemable noncontrolling interest to redemption value	(364)	36	(999)	(212)
Earnings available to common shareholders	$199,741	$131,605	$303,409	$265,591

Weighted average number of common shares outstanding - basic	217,830	223,675	221,168	223,197
Effect of dilutive securities:
Restricted stock units	64	466	126	393
Performance shares	85	348	97	277
Weighted average number of common shares outstanding - diluted	217,979	224,489	221,391	223,867

Earnings per share - basic	$0.92	$0.59	$1.37	$1.19
Earnings per share - diluted	$0.92	$0.59	$1.37	$1.19

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

In the second quarter of 2023 we recognized an impairment charge of $3.4 million, in “Asset impairment and other” within our Consolidated Statement of Income, related to certain programming assets. The fair value was determined based on a projection of the estimated revenues less projected direct costs associated with the programming (which is classified as Level 3 in the fair value hierarchy).

In the first quarter of 2022, we recorded a $2.5 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value of one of our investments. The fair value was determined using a market approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement.

We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.79 billion at June 30, 2023, and $2.95 billion at December 31, 2022.

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

On May 26, 2023, plaintiffs moved for preliminary approval of settlements with four co-defendants – CBS Corp (n/k/a Paramount Global), Fox Corp., certain Cox entities (including Cox Media Group, LLC, Cox Enterprises, Inc., CMG Media Corporation and Cox Reps, Inc.) and ShareBuilders, Inc. Although ShareBuilders prevailed on its motion to dismiss the case, as noted above, because the court had dismissed the claims without prejudice ShareBuilders entered into a zero dollar settlement with the plaintiffs in order to ensure that the plaintiffs do not re-file the claims in the future. In exchange for a release of plaintiffs’ claims against them, the settling defendants, among other things, collectively agreed to pay $48 million, while expressly denying any liability or wrongdoing. The Court is in the process of reviewing the proposed settlements and related notice program to determine whether they are fair to the proposed settlement class, the settling defendants, and the non-settling defendants. A hearing on final approval of the settlements is currently scheduled for October 17, 2023.

Discovery in the Advertising Cases is ongoing. We believe that the claims asserted in the Advertising Cases are without merit, and intend to defend vigorously against them.

As of August 3, 2023, six out of seven lawsuits that were filed by purported TEGNA stockholders in connection with the Merger have been voluntarily dismissed. The remaining lawsuit, like the others that were dismissed, was filed against TEGNA and the current members of the Board of Directors of TEGNA. The complaint generally alleges that the preliminary proxy statement filed by TEGNA with the SEC on March 25, 2022 in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. Plaintiff generally seeks, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ fees.

In addition, as of August 3, 2023, TEGNA received four demand letters from purported TEGNA shareholders in connection with TEGNA’s filing of a definitive proxy statement with the SEC on April 13, 2022 relating to the Merger (the “definitive proxy statement”). Each letter alleged deficiencies in the definitive proxy statement that were similar to the deficiencies alleged in the remaining complaint referenced above.

We believe that the claims asserted in the remaining complaint and letters described above are without merit and are moot in light of TEGNA’s termination of the Merger agreement. Moreover, although we believe that no additional disclosures were or are required under applicable law, TEGNA, without admitting any liability or wrongdoing, voluntarily made supplemental disclosures to the definitive proxy statement as described in the Form 8-K filed by TEGNA with the SEC on May 9, 2022. Notwithstanding TEGNA’s termination of the Merger Agreement, additional lawsuits arising out of the Merger could also be filed in the future.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

Related Party Transactions

We have equity investments in MadHive, Inc. (MadHive) which is a related party of TEGNA. We also have a commercial agreement with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the second quarter and first six months of 2023, we incurred expenses of $24.0 million and $49.1 million, respectively, as a result of the commercial agreement with MadHive. In the second quarter and first six months of 2022, we incurred expenses of $29.9 million and $55.9 million, respectively, as a result of the commercial agreement with MadHive. As of June 30, 2023, and December 31, 2022 we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $6.6 million and $10.0 million, respectively.

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

In the second quarter of 2023, we further extended the terms of our commercial agreement with MadHive for an additional two years, through December 31, 2025.

NOTE 10 - Subsequent events

In July 2023, we sold a portion of our MadHive investment for $26.4 million, which reduced our ownership in MadHive to 19% on a fully diluted basis.

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

On May 22, 2023, after a protracted regulatory review, we terminated the Merger Agreement in accordance with its terms. Under the terms of the Merger Agreement, Parent was required to pay us a $136.0 million fee as a result of this termination. In lieu of cash payment for the termination fee, we agreed to accept from Parent 8.6 million shares of the Company’s common stock, which Parent transferred to the Company on June 1, 2023.

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

Our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year political election cycles). As such, in addition to prior year comparisons, our management team and Board of Directors also review current period operating results compared to the same periods two years ago (e.g., 2023 vs. 2021). We believe these additional comparisons provide useful information to investors and therefore have supplemented our prior year comparison of consolidated results to also include a comparison against the second quarter and six months ended June 30, 2021 results (through operating income).

In recent years, our business has evolved toward generating more recurring and highly profitable revenue streams, driven by the increased contribution of political and subscription revenue streams as a percentage of our total revenue. Such revenues have been a majority of our overall revenue the past few years and we expect this to continue.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended June 30,					Six months ended June 30,
	2023	2022	Change from 2022	2021	Change from 2021	2023	2022	Change from 2022	2021	Change from 2021

Revenues	$731,506	$784,881	(7%)	$732,908	0%	$1,471,833	$1,559,004	(6%)	$1,459,959	1%

Operating expenses:
Cost of revenues	430,528	420,235	2%	397,118	8%	857,460	831,685	3%	791,810	8%
Business units - Selling, general and administrative expenses	97,231	99,585	(2%)	96,949	0%	196,340	201,554	(3%)	186,275	5%
Corporate - General and administrative expenses	26,506	13,612	95%	23,183	14%	38,606	34,932	11%	40,053	(4%)
Depreciation	14,987	15,534	(4%)	15,838	(5%)	30,036	30,839	(3%)	31,734	(5%)
Amortization of intangible assets	13,296	14,999	(11%)	15,773	(16%)	26,878	29,999	(10%)	31,533	(15%)
Asset impairment and other	3,359	(105)	***	(1,475)	***	3,359	(163)	***	(2,898)	***
Merger termination fee	(136,000)	—	***	—	***	(136,000)	—	***	—	***
Total operating expenses	$449,907	$563,860	(20%)	$547,386	(18%)	$1,016,679	$1,128,846	(10%)	$1,078,507	(6%)

Total operating income	$281,599	$221,021	27%	$185,522	52%	$455,154	$430,158	6%	$381,452	19%

Non-operating expenses	(37,299)	(45,051)	(17%)	(47,682)	(22%)	(75,031)	(75,163)	0%	(95,166)	(21%)
Provision for income taxes	44,207	44,030	0%	30,986	43%	76,026	88,768	(14%)	66,600	14%
Net income	200,093	131,940	52%	106,854	87%	304,097	266,227	14%	219,686	38%
Net loss (income) attributable to redeemable noncontrolling interest	12	(371)	***	(227)	***	311	(424)	***	(442)	***
Net income attributable to TEGNA Inc.	$200,105	$131,569	52%	$106,627	88%	$304,408	$265,803	15%	$219,244	39%

Earnings per share - basic	$0.92	$0.59	56%	$0.48	92%	$1.37	$1.19	15%	$0.99	38%
Earnings per share - diluted	$0.92	$0.59	56%	$0.48	92%	$1.37	$1.19	15%	$0.99	38%

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended June 30,					Six months ended June 30,
	2023	2022	Change from 2022	2021	Change from 2021	2023	2022	Change from 2022	2021	Change from 2021

Subscription	$396,126	$389,079	2%	$375,081	6%	$810,406	$780,733	4%	$761,818	6%
Advertising & Marketing Services	317,726	335,259	(5)%	340,889	(7)%	625,571	689,726	(9)%	663,723	(6)%
Political	5,991	50,858	(88)%	9,581	(37)%	11,282	68,823	(84)%	19,009	(41)%
Other	11,663	9,685	20%	7,357	59%	24,574	19,722	25%	15,409	59%
Total revenues	$731,506	$784,881	(7)%	$732,908	0%	$1,471,833	$1,559,004	(6)%	$1,459,959	1%

2023 vs. 2022

Total revenues decreased $53.4 million in the second quarter of 2023 and $87.2 million in the first six months of 2023 compared to the same periods in 2022. The net decreases were primarily due to decreases in political revenue ($44.9 million second quarter, $57.5 million first six months) due to the absence in 2023 of election primaries that occurred in 2022. Additionally, AMS revenue was down ($17.5 million second quarter, $64.2 million first six months) reflecting softer demand for advertising, particularly national, caused by continued macroeconomic headwinds as well as the loss of a large national account in our Premion business. The first six months was also impacted by the Winter Olympics and Super Bowl airing last year on NBC, our largest network affiliate partner. Partially offsetting these decreases was an increase in subscription revenue ($7.0 million second quarter, $29.7 million first six months) primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers.

2023 vs. 2021

Total revenues decreased $1.4 million in the second quarter of 2023 and increased $11.9 million in the first six months of 2023 compared to the same periods in 2021. The net decrease for the quarter was primarily due to a $23.2 million decline in AMS revenue reflecting softer demand for advertising, particularly national, caused by continued macroeconomic headwinds. Partially offsetting this decline was a $21.0 million increase in subscription revenue mainly due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers. The first six months increase was primarily due to $48.6 million increase in subscription revenue due to the same drivers as the quarter comparison. Partially offsetting this increase was a $38.2 million decline in AMS revenue also due to the same drivers as the quarter comparison.

Cost of revenues

2023 vs. 2022

Cost of revenues increased $10.3 million in the second quarter of 2023 and $25.8 million in the first six months of 2023 compared to the same periods in 2022. The increase was primarily due to growth in programming costs ($13.1 million second quarter, $28.4 million first six months) driven by rate increases under existing and newly renegotiated affiliation agreements.

2023 vs. 2021

Cost of revenues increased $33.4 million in the second quarter of 2023 and $65.7 million in the first six months of 2023 compared to the same periods in 2021. The increase was primarily due to growth in programming costs ($24.1 million second quarter, $50.8 million first six months) driven by rate increases under existing and newly renegotiated affiliation agreements. Higher digital expenses ($4.8 million second quarter and first six months) also contributed to the increase.

Business units - Selling, general and administrative expenses

2023 vs. 2022

Business unit selling, general and administrative expenses decreased $2.4 million in the second quarter of 2023 and $5.2 million in the six months of 2023 compared to the same period in 2022. The decreases were primarily due to a lower stock-based compensation expense and a decrease in sales compensation driven by a decline in advertising revenue.

2023 vs. 2021

Business unit SG&A expenses increased $0.3 million in the second quarter of 2023 and $10.1 million in the six months of 2023 compared to the same periods in 2021. The increase was due in part to an absence of bad debt expense reversal that occurred in 2021 that did not recur in 2023 as well as an increase in payroll and benefit costs.

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

2023 vs. 2022

Corporate general and administrative expenses increased $12.9 million in the second quarter of 2023 and $3.7 million in the six months of 2023 compared to the same periods in 2022. The increases were primarily driven by an increase in M&A-related costs incurred in connection with the now terminated Merger ($12.9 million second quarter, $5.4 million first six months). Partially offsetting the M&A-related expense increases, stock-based compensation expense was lower in 2023 ($0.3 million second quarter, $1.8 million first six months) driven by a decline in our stock price.

2023 vs. 2021

Corporate general and administrative expenses increased $3.3 million in the second quarter of 2023 and decreased $1.4 million in the six months of 2023 compared to the same periods in 2021. The increase for the quarter was primarily driven by a $17.1 increase in M&A-related costs incurred in connection with the now terminated Merger, partially offset by the absence in 2023 of $12.0 million of advisory fees related to activism defense incurred in the second quarter of 2021 and a $0.5 million decline in stock-based compensation expense driven by a decline in our stock price. The decrease for the first six months is primarily due to the absence in 2023 of $16.6 million of advisory fees related to activism defense incurred in 2021 and a decline of $1.7 million in stock based compensation expense due to the decline in our stock price during the first six months of 2023. These declines were partially offset by a $19.8 million increase in M&A-related costs incurred in connection with the now terminated Merger.

Depreciation

2023 vs. 2022

Depreciation expense decreased by $0.5 million in the second quarter of 2023 and $0.8 million in the first six months of 2023 compared to the same periods in 2022. The decreases were due to certain assets reaching the end of their assumed useful lives.

2023 vs. 2021

Depreciation expense decreased by $0.9 million in the second quarter of 2023 and $1.7 million in the six months of 2023 compared to the same periods in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives.

Amortization of intangible assets

2023 vs. 2022

Amortization expense decreased $1.7 million in the second quarter of 2023 and $3.1 million in the six months of 2023 compared to the same periods in 2022. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2023 vs. 2021

Amortization expense decreased $2.5 million in the second quarter of 2023 and $4.7 million in the six months of 2023 compared to the same periods in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

2023 vs. 2022

Asset impairment and other were $3.4 million in both the second quarter of 2023 and the first six months of 2023 compared to net gains of $0.1 million in the second quarter of 2022 and net gains of $0.2 million in the first six months of 2022. The 2023 activity was due to a $3.4 million impairment charge recognized on programming assets in the second quarter of 2023. The 2022 activity is related to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking.

2023 vs. 2021

Asset impairment and other expense was $3.4 million in the second quarter of 2023 and for the six months of 2023 compared to net gains of $1.5 million in the second quarter of 2022 and net gains of $2.9 million in the first six months of 2022. The 2023 activity relates to the item discussed above. The 2021 activity is primarily related to reimbursements from spectrum repacking ($3.0 million second quarter, $4.4 million first six months), partially offset by a $1.5 million contract termination fee which impacted both the second quarter and first six months of 2021.

Merger termination fee

In the second quarter of 2023, we terminated the Merger Agreement. Per the terms of the Merger Agreement, the Parent was required to pay TEGNA a fee of $136.0 million as a result of this termination which was satisfied in TEGNA common stock and recorded as a reduction in operating expense.

Operating income

2023 vs. 2022

Operating income increased $60.6 million in the second quarter of 2023 and $25.0 million in the six months of 2023 compared to the same periods in 2022. The increase was driven by the $136.0 million Merger termination fee received in the second quarter of 2023, partially offset by declines in AMS and political revenues and an increase in programming costs.

2023 vs. 2021

Operating income increased $96.1 million in the second quarter of 2023 and $73.7 million in the six months of 2023 compared to the same periods in 2021. The increases were driven by the same factors impacting the 2023 vs. 2022 comparison discussed above.

Non-operating (expense) income

Non-operating expenses decreased $7.8 million in the second quarter of 2023 compared to the same period in 2022. This decrease was primarily due to an $8.0 million increase in interest income, primarily from interest earned on short-term time-deposit and money market investments.

In the first six months of 2023, non-operating expenses decreased $0.1 million compared to the same period in 2022. This decrease was primarily due to $15.5 million increase in interest income, primarily from interest earned on short-term time-deposit and money market investments and the absence of a $3.7 million loss from our CareerBuilder investment. Partially offsetting this decrease was the absence of a $20.8 million gain recognized on our available for sale investment in MadHive (see Note 9 to the condensed consolidated financial statements).

Provision for income taxes

Income tax expense increased $0.2 million in the second quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in net income before tax partially offset by a decrease in the effective income tax rate. Income tax expense decreased $12.7 million in the first six months of 2023 compared to the same period in 2022. The decrease in the first six months was primarily due to a decrease in the effective income tax rate partially offset by an increase in net income before tax. Our effective income tax rate was 18.1% for the second quarter of 2023, compared to 25.1% for the second quarter of 2022. Our effective income tax rate was 20.0% for the first six months of 2023, compared to 25.0% for the same period in 2022. The tax rate for the second quarter and the first six months of 2023 is lower than the comparable rate in 2022 primarily due to the deduction of previously capitalized transaction costs resulting from the termination of the Merger Agreement and a portion of the Merger termination fee being treated as non-taxable. The effective income tax rate for the first six months of 2022 was also unfavorably impacted by a valuation allowance recorded on minority investments and nondeductible transaction costs. Partially offsetting these unfavorable impacts were tax benefits realized in 2022 from the utilization of capital loss carryforwards in connection with certain transactions and the release of the associated valuation allowance.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $200.1 million, or $0.92 per diluted share, in the second quarter of 2023 compared to $131.6 million, or $0.59 per diluted share, during the same period in 2022. For the first six months of 2023, net income attributable to TEGNA Inc. was $304.4 million, or $1.37 per diluted share, compared to $265.8 million, or $1.19 per diluted share, during the same period in 2022. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the second quarter of 2023 and 2022 were 218.0 million and 224.5 million, respectively. The weighted average number of diluted shares outstanding in the first six months of 2023 and 2022 was 221.4 million and 223.9 million, respectively. The decline in the number of diluted shares outstanding is due to the receipt of 8.6 million shares to satisfy the merger termination fee and the receipt of 15.2 million shares under the accelerated share repurchase program, both of which occurred in the second quarter of 2023.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net loss (income) attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity loss in unconsolidated investments, net, (5) other non-operating items, net, (6) the Merger termination fee, (7) M&A-related costs, (8) asset impairment and other, (9) depreciation and (10) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of Special Charges and Credits Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, can vary significantly from period to period:

Quarter and six months ended June 30, 2023:

•M&A-related costs;
•Merger termination fee;
•Asset impairment and other consisting of programming asset impairments; and
•Tax benefit associated with previously disallowed transaction costs.

Quarter and six months ended June 30, 2022:

•Asset impairment and other consisting of gains due to reimbursements from the FCC for required spectrum repacking;
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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2023	GAAP measure	M&A-related costs	Merger termination fee	Asset impairment and other	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$26,506	$(17,082)	$—	$—	$—	$9,424
Asset impairment and other	3,359	—	—	(3,359)	—	—
Merger termination fee	(136,000)	—	136,000	—	—	—
Operating expenses	449,907	(17,082)	136,000	(3,359)	—	565,466
Operating income	281,599	17,082	(136,000)	3,359	—	166,040
Income before income taxes	244,300	17,082	(136,000)	3,359	—	128,741
Provision for income taxes	44,207	4,371	(24,504)	860	6,443	31,377
Net income attributable to TEGNA Inc.	200,105	12,711	(111,496)	2,499	(6,443)	97,376
Earnings per share - diluted (a)	$0.92	$0.06	$(0.51)	$0.01	$(0.03)	$0.44

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended June 30, 2022	GAAP measure	M&A-related costs	Asset impairment and other	Non-GAAP measure

Corporate - General and administrative expenses	$13,612	$(4,212)	$—	$9,400
Asset impairment and other	(105)	—	105	—
Operating expenses	563,860	(4,212)	105	559,753
Operating income	221,021	4,212	(105)	225,128
Income before income taxes	175,970	4,212	(105)	180,077
Provision for income taxes	44,030	7	(27)	44,010
Net income attributable to TEGNA Inc.	131,569	4,205	(78)	135,696
Earnings per share - diluted (a)	$0.59	$0.02	$—	$0.60

(a) Per share amounts do not sum due to rounding.

		Special Items
Six months ended June. 30, 2023	GAAP measure	M&A-related costs	Merger termination fee	Asset impairment and other	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$38,606	$(19,848)	$—	$—	$—	$18,758
Asset impairment and other	3,359	—	—	(3,359)	—	—
Merger termination fee	(136,000)	—	136,000	—	—	—
Operating expenses	1,016,679	(19,848)	136,000	(3,359)	—	1,129,472
Operating income	455,154	19,848	(136,000)	3,359	—	342,361
Income before income taxes	380,123	19,848	(136,000)	3,359	—	267,330
Provision for income taxes	76,026	4,552	(24,504)	860	6,443	63,377
Net income attributable to TEGNA Inc.	304,408	15,296	(111,496)	2,499	(6,443)	204,264
Net income per share-diluted (a)	$1.37	$0.07	$(0.50)	$0.01	$(0.03)	$0.91

(a) Per share amounts do not sum due to rounding.

		Special Items
Six months ended June. 30, 2022	GAAP measure	M&A-related costs	Asset impairment and other	Other non-operating items	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$34,932	$(14,446)	$—	$—	$—	$20,486
Asset impairment and other	(163)	—	163	—	—	—
Operating expenses	1,128,846	(14,446)	163	—	—	1,114,563
Operating income	430,158	14,446	(163)	—	—	444,441
Other non-operating items, net	15,454	—	—	(18,308)	—	(2,854)
Total non-operating expenses	(75,163)	—	—	(18,308)	—	(93,471)
Income before income taxes	354,995	14,446	(163)	(18,308)	—	350,970
Provision for income taxes	88,768	38	(41)	168	(7,117)	81,816
Net income attributable to TEGNA Inc.	265,803	14,408	(122)	(18,476)	7,117	268,730
Net income per share-diluted	$1.19	$0.06	$—	$(0.08)	$0.03	$1.20

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$200,105	$131,569	52%	$304,408	$265,803	15%
(Less) Plus: Net (loss) income attributable to redeemable noncontrolling interest	(12)	371	***	(311)	424	***
Plus: Provision for income taxes	44,207	44,030	—%	76,026	88,768	(14%)
Plus: Interest expense	42,797	42,950	—%	85,703	86,570	(1%)
Plus: Equity loss in unconsolidated investments, net	283	236	20%	520	4,047	(87%)
(Less) Plus: Other non-operating items, net	(5,781)	1,865	***	(11,192)	(15,454)	(28%)
Operating income (GAAP basis)	281,599	221,021	27%	455,154	430,158	6%
Plus: M&A-related costs	17,082	4,212	***	19,848	14,446	37%
Plus (Less): Asset impairment and other	3,359	(105)	***	3,359	(163)	***
Less: Merger termination fee	(136,000)	—	***	(136,000)	—	***
Adjusted operating income (non-GAAP basis)	166,040	225,128	(26%)	342,361	444,441	(23%)
Plus: Depreciation	14,987	15,534	(4%)	30,036	30,839	(3%)
Plus: Amortization of intangible assets	13,296	14,999	(11%)	26,878	29,999	(10%)
Adjusted EBITDA (non-GAAP basis)	194,323	255,661	(24%)	399,275	505,279	(21%)
Corporate - General and administrative expense (non-GAAP basis)	9,424	9,400	—%	18,758	20,486	(8%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$203,747	$265,061	(23%)	$418,033	$525,765	(20%)

*** Not meaningful

In the second quarter of 2023 Adjusted EBITDA margin was 28% without corporate expense or 27% with corporate expense, compared to second quarter of 2022 Adjusted EBITDA margin of 34% without corporate expense or 33% with corporate expense. For the six months ended June 30, 2023, Adjusted EBITDA margin was 28% without corporate expense or 27% with corporate expense, compared to six months ended June 30, 2022 Adjusted EBITDA of 34% without corporate expense or 32% with corporate expense. These margin decreases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decrease in AMS and political revenues and the increase in programming expenses.

Free Cash Flow Reconciliation

Free cash flow as a percentage of revenue is computed over a trailing two-year period (reflecting both an even and odd year reporting period given the political cyclicality of our business).

Reconciliation from “Net income” to “Free cash flow” follow (in thousands):

	Two-year period ended June 30,
	2023	2022

Net income attributable to TEGNA Inc. (GAAP basis)	$1,192,588	$1,119,281
Plus: Provision for income taxes	347,277	350,810
Plus: Interest expense	352,281	373,677
Plus: M&A-related costs	44,103	18,184
Plus: Depreciation	124,338	128,949
Plus: Amortization	118,238	127,236
Plus: Stock-based compensation	54,669	61,462
Plus: Company stock 401(k) contribution	36,645	34,974
Plus: Syndicated programming amortization	136,535	142,664
Plus: Workforce restructuring expense	—	1,021
Plus: Advisory fees related to activism defense	—	16,611
Plus: Cash dividend from equity investments for return on capital	4,238	8,240
Plus: Cash reimbursements from spectrum repacking	827	8,517
Plus: Net income attributable to redeemable noncontrolling interest	1,218	2,135
Plus: Reimbursement from Company-owned life insurance policies	1,929	1,456
Plus (Less): Equity loss (income) in unconsolidated investments, net	10,780	14,299
Plus: Asset impairment and other	3,627	(4,794)
(Less) Plus: Other non-operating items, net	(37,594)	(6,481)
Less: Merger termination fee	(136,000)	—
Less: Syndicated programming payments	(134,274)	(148,229)
Less: Income tax payments, net of refunds	(307,031)	(343,503)
Less: Pension contributions	(12,172)	(10,140)
Less: Interest payments	(339,372)	(364,856)
Less: Purchases of property and equipment	(101,279)	(107,361)
Free cash flow (non-GAAP basis)	$1,361,571	$1,424,152

Revenue	$6,282,212	$6,226,061
Free cash flow as a % of Revenue	21.7%	22.9%

Our free cash flow, a non-GAAP performance measure, was $1.36 billion and $1.42 billion for the two-year periods ended June 30, 2023 and 2022, respectively.

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated positive cash flow which, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $40.5 million and $42.3 million in first six months of 2023 and 2022, respectively. In the second quarter of 2023 we announced a 20% increase to our quarterly dividend from 9.5 to 11.375 cents per share. We paid the previously declared regular quarterly dividend of 9.5 cents per share on July 3, 2023, to stockholders of record as of the close of business on June 9, 2023, and expect the increased dividend to be in effect in future regular quarterly dividend payments, subject to the Board of Directors declaration.

The now terminated Merger Agreement did not permit us to increase the dividend or to repurchase our common stock. As a result of these two restrictions, our cash balance was $551.7 million at the end of 2022. In the second quarter of 2023 we employed $300 million of cash when we launched an accelerated share repurchase (ASR) program under which we will repurchase $300 million in TEGNA common shares from JPMorgan. Under the ASR, the Company made an initial payment to JPMorgan of $300 million and received an initial delivery of approximately 15.2 million shares on June 6, 2023, representing 80% ($240 million) of the value of the ASR contract. The final number of shares to be repurchased will be based on the average daily volume-weighted average price of TEGNA shares during the term of the ASR, less a discount and subject to customary adjustments pursuant to the terms of the ASR. The final settlement of the ASR is expected to be completed by the end of the third quarter of 2023, subject to acceleration at JPMorgan’s discretion.

On August 3, 2023, TEGNA announced an additional ASR program with a value of $325 million, which is expected to commence in the fourth quarter of 2023. Similar to the initial ASR program, we expect to receive an initial delivery of shares equal to 80% of the value of the program, with the final number of shares received to be based on the average daily volume-weighted average price of TEGNA shares during the term of the ASR, less a discount and subject to customary adjustments pursuant to the terms of the ASR.

During the first half of 2023, we primarily deployed surplus cash in time deposit and money market investments with several financial institutions.

Under our revolving credit facility we have the ability to draw loans based on two different interest rate indices, one of which was previously based on the London Interbank Offered Rate (LIBOR). During the second quarter of 2023, we amended our revolving credit facility to replace the LIBOR-based interest rate index, which was phased out, with a Secured Overnight Financing Rate (SOFR) based interest rate index. The transition from LIBOR to SOFR did not have a material impact on the Company.

As of June 30, 2023, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving credit agreement, was 2.50x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the credit agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future.

As of June 30, 2023, our total debt was $3.07 billion, cash and cash equivalents totaled $489.4 million, and we had unused borrowing capacity of $1.49 billion under our revolving credit facility. Our debt consists of unsecured notes which have fixed interest rates.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2022 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to fund the $325 million ASR scheduled for the fourth quarter as well as satisfy our recurring contractual commitments, debt service obligations, capital expenditure requirements, and other working capital needs for the next twelve months and beyond.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2023	2022

Balance of cash and cash equivalents beginning of the period	$551,681	$56,989

Operating activities:
Net income	304,097	266,227
Depreciation, amortization and other non-cash adjustments	76,505	73,715
Merger termination fee	(136,000)	—
Pension expense, net of contributions	2,655	(1,070)
Decrease in trade receivables	64,356	25,263
Increase in interest and taxes payable	1,100	9,615
Other, net	(5,228)	17,637
Cash flow from operating activities	307,485	391,387

Investing activities:
Purchase of property and equipment	(14,491)	(23,094)
All other investing activities	(1,416)	(725)
Cash flow used for investing activities	(15,907)	(23,819)

Financing activities:
Payment under revolving credit facilities, net	—	(166,000)
Repurchase of common stock	(300,000)	—
All other financing activities	(53,886)	(57,787)
Cash flow used for financing activities	(353,886)	(223,787)
Increase in cash and cash equivalents	(62,308)	143,781
Balance of cash and cash equivalents end of the period	$489,373	$200,770

Operating activities - Cash flow from operating activities was $307.5 million for the six months ended June 30, 2023, compared to $391.4 million for the same period in 2022. Net income increased in 2023 due to the one time merger termination fee of $136 million that was settled in the second quarter of 2023. The merger termination fee was satisfied in the form of TEGNA common stock and therefore did not impact cash flows. Driving the decrease in operating cash flow of $83.9 million was an $87.2 million decline in revenue and a $28.4 million increase in programming costs, partially offset by a $39.1 million decrease in accounts receivable in the first six months of 2023 as compared to 2022.

Investing activities - Cash flow used for investing activities was $15.9 million for the six months ended June 30, 2023, compared to $23.8 million for the same period in 2022. The decrease of $7.9 million was primary due to a reduction in capital expenditures in the first six months of 2023 as compared to the same period in 2022.

Financing activities - Cash flow used for financing activities was $353.9 million for the six months ended June 30, 2023, compared to $223.8 million for the same period in 2022. The change was primarily due to our initial payment to JPMorgan of $300 million pursuant to the ASR program in which we received an initial delivery of 15.2 million shares on June 6, 2023, representing 80% ($240 million) of the value of the ASR program. Also contributing to the change was our revolving credit facility which had no net repayments in the first six months of 2023 as compared to net repayments of $166.0 million in the first six months of 2022.

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to: changes in the market price of the Company’s shares, general market conditions; constraints, volatility, or disruptions in the capital markets or other factors affecting share repurchases, including the Company’s ASR program; the possibility that the Company’s ASR program, or any future share repurchases, may not enhance long-term stockholder value; the possibility that share repurchases pursuant to the ASR program could increase the volatility of the price of the Company’s common stock and diminish the Company’s cash reserves; legal proceedings, judgments or settlements; the response of customers, suppliers and business partners to the termination of the merger agreement, including impacts on and modifications to the Company’s plans, operations and business relating thereto; difficulties in employee retention due to the termination of the merger agreement; the Company’s ability to re-price or renew subscribers; potential regulatory actions; changes in consumer behaviors and impacts on and modifications to TEGNA's operations and business relating thereto; other business effects, including the effects of industry, market, economic, political or regulatory conditions; information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity, malware or ransomware attacks; and economic, competitive, governmental, technological and other factors and risks that may affect the Company’s operations or financial results, which are discussed in our Annual Report on Form 10-K

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of the Company. Each such statement speaks only as of the day it was made. We undertake no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by our Company. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “should,” “could,” “outlook,” and “anticipates” and similar expressions as they relate to our Company or management are intended to identify forward looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: anticipated growth rates, the Company’s plans, objectives and expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2022 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2022.

As of June 30, 2023, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. During the second quarter of 2023, we amended our revolving credit facility to replace the LIBOR-based interest rate index, which was phased out, with a Secured Overnight Financing Rate (SOFR) based interest rate index. The transition from LIBOR to SOFR did not have a material impact on the Company. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 to the condensed consolidated financial statements for information regarding our legal proceedings.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2022 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Other than those risk factors related to the now terminated merger, we do not believe that there have been any material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K, with the exception of the below risk factor related to the repurchasing of our common stock.

We may not realize the anticipated benefits of our share repurchase programs and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.

On June 2, 2023 we entered into an accelerated share repurchase (ASR) program under which we will repurchase $300 million of our common stock. On August 3, we announced we expect to enter into a second ASR program in the fourth quarter under which we will repurchase $325 million of our common stock. Both of these ASR agreements are in addition to the $300 million share repurchase program authorized by our Board of Directors in December 2020.

The timing and amount of any repurchases under these programs will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation, investor confidence and the price of our common stock.

The existence of these share repurchase programs could cause the price of the Company’s common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the programs.

Repurchasing common stock will reduce the amount of cash we have available to fund capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements and we may fail to realize the anticipated benefits of these share repurchase programs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents stock repurchases by the Company during the three month period ended June 30, 2023 (in thousands, except per share amount):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2023 - April 30, 2023	—	$—	—	$300,000	[1]
May 1, 2023 - May 31, 2023	—	—	—	300,000	[1]
June 1, 2023 - June 30, 2023
Accelerated share repurchases[2]	15,180	—	15,180	60,000
Merger termination fee[3]	8,640	15.78	8,640	—
Total Second Quarter 2023	23,820	$—	23,820	$360,000	[4]

(1) In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300 million of our common stock over the next three years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. In the second quarter and six months ended June 30, 2023, no shares were repurchased under this program.
(2) As announced on June 2, 2023, we entered into the ASR agreement with JPMorgan Chase Bank, National Association (JPMorgan) on June 2, 2023 to repurchase TEGNA common stock with an aggregate value of $300 million. Under the terms of the ASR, we paid JPMorgan $300 million and received an initial delivery of approximately 15.2 million shares on June 6, 2023, representing approximately 80% ($240 million) of the value of the ASR. The total number of shares to be repurchased will be based on the average of our daily volume-weighted average stock price, less a discount, during the repurchase period, which is expected to be completed by the end of the third quarter of 2023, at which time share settlement for the full value of the ASR program will be completed. This ASR program was separately authorized by our Board of Directors and therefore did not impact the $300 million share repurchase program authorized by our Board of Directors in December 2020 described in Note 1 above.
(3) On June 1, 2023 Standard General transferred to TEGNA shares of TEGNA common stock to satisfy the approximately $136 million merger termination fee due under the Merger Agreement. Receipt of the shares from Standard General will not reduce the $300 million ASR described in footnote 2 above. Refer to Note 1 to the condensed consolidated financial statements for additional information.
(4) Represents (i) $300 million remaining under the share repurchase program authorized by our Board of Directors in December 2020 as described in footnote 1 above, and (ii) $60 million remaining under the ASR program, which is expected to be settled by the end of the third quarter of 2023, as described in footnote 2 above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

3-2	By-laws, as amended through May 12, 2021 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

10-1	Form of Executive Officer Restricted Stock Unit Award Agreement*

10-2	Form of Executive Officer Restricted Stock Unit Award Agreement*

10-3	Form of Executive Officer Restricted Stock Unit Award Agreement*

10-4
Fourteenth Amendment, dated as of May 15, 2023 and effective as of May 29, 2023, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018, as further amended as of August 15, 2019 and as further amended as of June 11, 2020, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto. (incorporated by reference to Exhibit 10-1 to TEGNA Inc’s Form 8-K filed on May 23, 2023).

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

Date: August 3, 2023	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)