Form 10-Q
period 2023-09-30
TEGNA INC
filed 2023-11-07
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 31, 2023 was 196,967,937.

INDEX TO TEGNA INC.
September 30, 2023 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Sept. 30, 2023	Dec. 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$553,030	$551,681
Accounts receivable, net of allowances of $4,492 and $3,697, respectively	607,316	658,318
Other receivables	8,196	13,493
Syndicated programming rights	41,534	44,064
Prepaid expenses and other current assets	32,320	36,152
Total current assets	1,242,396	1,303,708
Property and equipment
Cost	1,057,629	1,067,191
Less accumulated depreciation	(616,178)	(610,138)
Net property and equipment	441,451	457,053
Intangible and other assets
Goodwill	2,981,587	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $276,780 and $348,087, respectively	2,342,265	2,381,606
Right-of-use assets for operating leases	73,131	78,448
Investments and other assets	114,219	126,494
Total intangible and other assets	5,511,202	5,568,135
Total assets	$7,195,049	$7,328,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Sept. 30, 2023	Dec. 31, 2022

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$85,902	$76,212
Accrued liabilities
Compensation	57,923	50,339
Interest	12,407	45,480
Contracts payable for programming rights	124,950	117,743
Other	74,518	78,265
Income taxes payable	1,936	22,985
Total current liabilities	357,636	391,024
Noncurrent liabilities
Deferred income tax liability	576,976	556,131
Long-term debt	3,071,899	3,069,316
Pension liabilities	73,228	73,684
Operating lease liabilities	72,849	79,503
Other noncurrent liabilities	63,462	70,098
Total noncurrent liabilities	3,858,414	3,848,732
Total liabilities	4,216,050	4,239,756

Commitments and contingent liabilities (see Note 10)

Redeemable noncontrolling interest (see Note 1)	18,459	17,418

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	72,456	27,941
Retained earnings	8,062,624	7,898,055
Accumulated other comprehensive loss	(122,435)	(125,533)
Less treasury stock at cost, 127,544,108 shares and 100,970,426 shares, respectively	(5,376,524)	(5,053,160)
Total equity	2,960,540	3,071,722
Total liabilities, redeemable noncontrolling interest and equity	$7,195,049	$7,328,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2023	2022	2023	2022

Revenues	$713,243	$803,111	$2,185,076	$2,362,115

Operating expenses:
Cost of revenues[1]	438,260	428,891	1,295,720	1,260,576
Business units - Selling, general and administrative expenses	98,394	98,582	294,734	300,136
Corporate - General and administrative expenses	13,552	13,367	52,158	48,299
Depreciation	15,083	15,219	45,119	46,058
Amortization of intangible assets	13,297	14,953	40,175	44,952
Asset impairment and other	—	(159)	3,359	(322)
Merger termination fee	—	—	(136,000)	—
Total	578,586	570,853	1,595,265	1,699,699
Operating income	134,657	232,258	589,811	662,416

Non-operating (expense) income:
Equity loss in unconsolidated investments, net	(256)	(178)	(776)	(4,225)
Interest expense	(43,418)	(43,406)	(129,121)	(129,976)
Other non-operating items, net	33,072	1,310	44,264	16,764
Total	(10,602)	(42,274)	(85,633)	(117,437)

Income before income taxes	124,055	189,984	504,178	544,979
Provision for income taxes	27,801	43,827	103,827	132,595
Net Income	96,254	146,157	400,351	412,384
Net (income) loss attributable to redeemable noncontrolling interest	(71)	(92)	240	(516)
Net income attributable to TEGNA Inc.	$96,183	$146,065	$400,591	$411,868

Earnings per share:
Basic	$0.48	$0.65	$1.86	$1.84
Diluted	$0.48	$0.65	$1.86	$1.83

Weighted average number of common shares outstanding:
Basic shares	200,779	223,968	214,297	223,456
Diluted shares	201,218	224,921	214,591	224,221

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2023	2022	2023	2022

Net income	$96,254	$146,157	$400,351	$412,384
Other comprehensive income, before tax:
Foreign currency translation adjustments	—	—	—	142
Recognition of previously deferred post-retirement benefit plan costs	1,388	1,031	4,165	3,092
Realized gain on available-for-sale investment during the period	—	—	—	(20,800)
Other comprehensive income (loss), before tax	1,388	1,031	4,165	(17,566)
Income tax effect related to components of other comprehensive income	(356)	(265)	(1,067)	4,520
Other comprehensive income (loss), net of tax	1,032	766	3,098	(13,046)
Comprehensive income	97,286	146,923	403,449	399,338
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(71)	(92)	240	(516)
Comprehensive income attributable to TEGNA Inc.	$97,215	$146,831	$403,689	$398,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2023	2022

Cash flows from operating activities:
Net income	$400,351	$412,384
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	85,294	91,010
Stock-based compensation	15,403	23,625
Company stock 401(k) contribution	14,150	14,343
Gains on assets, net	(25,809)	(18,308)
Equity losses from unconsolidated investments, net	776	4,225
Merger termination fee	(136,000)	—
Pension expense, net of employer contributions	3,982	(1,697)
Change in other assets and liabilities:
Decrease in trade receivables	50,207	51,986
Increase in accounts payable	9,690	10,817
Decrease in interest and taxes payable, net	(29,601)	(23,104)
Increase in deferred revenue	4,508	22,181
Change in other assets and liabilities, net	15,888	13,243
Net cash flow from operating activities	408,839	600,705
Cash flows from investing activities:
Purchase of property and equipment	(29,301)	(35,527)
Reimbursements from spectrum repacking	—	322
Payments for acquisition of assets	(1,150)	—
Purchases of investments	(360)	(4,715)
Proceeds from investments	27,646	3,451
Proceeds from sale of assets	70	407
Net cash flow used for investing activities	(3,095)	(36,062)
Cash flows from financing activities:
Payments under revolving credit facilities, net	—	(166,000)
Dividends paid	(63,078)	(63,533)
Repurchase of common stock	(327,914)	—
Other, net	(13,403)	(15,458)
Net cash flow used for financing activities	(404,395)	(244,991)
Increase in cash and cash equivalents	1,349	319,652
Balance of cash and cash equivalents, beginning of period	551,681	56,989
Balance of cash and cash equivalents, end of period	$553,030	$376,641

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$101,201	$124,206
Cash paid for interest	$156,924	$158,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Quarters ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at June 30, 2023	$18,106	$324,419	$27,941	$7,989,312	$(123,467)	$(5,314,047)	$2,904,158
Net income	71	—	—	96,183	—	—	96,183
Other comprehensive income, net of tax	—	—	—	—	1,032	—	1,032
Total comprehensive income							97,215
Dividends declared: $0.11375 per share	—	—	—	(22,589)	—	—	(22,589)
Company stock 401(k) contribution	—	—	(11,695)	—	—	15,619	3,924
Stock-based awards activity	—	—	(1,707)	—	—	1,701	(6)
Stock-based compensation	—	—	6,558	—	—	—	6,558
Repurchase of common stock	—	—	51,093	—	—	(79,797)	(28,704)
Adjustment of redeemable noncontrolling interest to redemption value	282	—	—	(282)	—	—	(282)
Other activity	—	—	266	—	—	—	266
Balance at Sept. 30, 2023	$18,459	$324,419	$72,456	$8,062,624	$(122,435)	$(5,376,524)	$2,960,540

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance at June 30, 2022	$16,765	$324,419	$27,941	$7,583,436	$(111,028)	$(5,083,045)	$2,741,723
Net income	92	—	—	146,065	—	—	146,065
Other comprehensive income, net of tax	—	—	—	—	766	—	766
Total comprehensive income							146,831
Dividends declared: $0.095 per share	—	—	—	(21,203)	—	—	(21,203)
Company stock 401(k) contribution	—	—	(6,328)	(3,486)	—	14,229	4,415
Stock-based awards activity	—	—	(397)	(219)	—	615	(1)
Stock-based compensation	—	—	6,416	—	—	—	6,416
Adjustment of redeemable noncontrolling interest to redemption value	235	—	—	(235)	—	—	(235)
Other activity	—	—	309	—	—	—	309
Balance at Sept. 30, 2022	$17,092	$324,419	$27,941	$7,704,358	$(110,262)	$(5,068,201)	$2,878,255

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
Unaudited, in thousands of dollars, except per share data

Nine months ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722
Net income	(240)	—	—	400,591	—	—	400,591
Other comprehensive income, net of tax	—	—	—	—	3,098	—	3,098
Total comprehensive income							403,689
Dividends declared: $0.30375 per share	—	—	—	(63,078)	—	—	(63,078)
Company stock 401(k) contribution	—	—	(13,231)	(27,188)	—	54,569	14,150
Stock-based awards activity	—	—	(5,316)	(88,695)	—	80,608	(13,403)
Stock-based compensation	—	—	15,403	—	—	—	15,403
Repurchase of common stock	—	—	46,873	(55,780)	—	(458,541)	(467,448)
Adjustment of redeemable noncontrolling interest to redemption value	1,281	—	—	(1,281)	—	—	(1,281)
Other activity	—	—	786	—	—	—	786
Balance at Sept. 30, 2023	$18,459	$324,419	$72,456	$8,062,624	$(122,435)	$(5,376,524)	$2,960,540

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906
Net income	516	—	—	411,868	—	—	411,868
Other comprehensive income, net of tax	—	—	—	—	(13,046)	—	(13,046)
Total comprehensive income							398,822
Dividends declared: $0.285 per share	—	—	—	(63,533)	—	—	(63,533)
Company stock 401(k) contribution	—	—	(12,655)	(19,571)	—	46,569	14,343
Stock-based awards activity	—	—	(11,967)	(83,339)	—	79,848	(15,458)
Stock-based compensation	—	—	23,625	—	—	—	23,625
Adjustment of redeemable noncontrolling interest to redemption value	447	—	—	(447)	—	—	(447)
Other activity	—	—	997	—	—	—	997
Balance at Sept. 30, 2022	$17,092	$324,419	$27,941	$7,704,358	$(110,262)	$(5,068,201)	$2,878,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation, terminated merger agreement and accounting policies

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

Terminated Merger Agreement: On February 22, 2022, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement), with Teton Parent Corp., a newly formed Delaware corporation (Parent), Teton Merger Corp., a newly formed Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General L.P., a Delaware limited partnership (Standard General) and CMG Media Corporation, a Delaware corporation (CMG), and certain of its subsidiaries.

On May 22, 2023, after a protracted regulatory review, we terminated the Merger Agreement in accordance with its terms. Under the terms of the Merger Agreement, Parent was required to pay us a $136.0 million fee as a result of this termination. In lieu of cash payment for the termination fee, we agreed to accept from Parent 8.6 million shares of the Company’s common stock, which Parent transferred to the Company on June 1, 2023, and which was recorded as an increase to our Treasury stock. The $136.0 million termination fee was recorded as an operating item within our Consolidated Statement of Income and Consolidated Statement of Cash flow during the second quarter of 2023. Approximately $9.9 million of the termination fee was contractually due to one of the Company’s professional advisors. This expense was recorded within “Corporate - General and Administrative expenses” within our Consolidated Statement of Income.

Accounting guidance adopted in 2023: We did not adopt any new accounting guidance in 2023 that had a material impact on our consolidated financial statements or disclosures.

New accounting guidance not yet adopted: There are currently no issued accounting standards not yet adopted that we expect to have a material impact on our consolidated financial statements or disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of September 30, 2023, our allowance for doubtful accounts was $4.5 million as compared to $3.7 million as of December 31, 2022.

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

Revenue earned by these sources in the third quarter and first nine months of 2023 and 2022 are shown below (amounts in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2023	2022	2023	2022

Subscription	$377,891	$377,368	$1,188,297	$1,158,101
Advertising & Marketing Services	312,413	320,764	937,984	1,010,490
Political	11,643	92,904	22,925	161,727
Other	11,296	12,075	35,870	31,797
Total revenues	$713,243	$803,111	$2,185,076	$2,362,115

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	Sept. 30, 2023		Dec. 31, 2022
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,981,587	$—	$2,981,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,731	—	2,123,898	—
Amortizable intangible assets:
Retransmission agreements	113,621	(90,183)	224,827	(184,796)
Network affiliation agreements	309,503	(139,042)	309,503	(121,664)
Other	71,190	(47,555)	71,465	(41,627)
Total indefinite-lived and amortizable intangible assets	$2,619,045	$(276,780)	$2,729,693	$(348,087)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives. In 2023, gross intangible assets and associated accumulated amortization decreased by $111.5 million, due to certain intangible assets reaching the end of their useful lives.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	Sept. 30, 2023	Dec. 31, 2022

Cash value insurance	$49,567	$48,919
Equity method investments	16,587	17,003
Other equity investments	19,526	20,158
Deferred debt issuance costs	—	2,232
Long-term contract assets	10,907	14,135
Other long-term assets	17,632	24,047
Total	$114,219	$126,494

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

Equity method investments: These are investments in entities in which we have significant influence, but do not have a controlling financial interest. Our share of net earnings and losses from these ventures is included in “Equity loss in unconsolidated investments, net” in the Consolidated Statements of Income.

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments.

We own an equity investment in MadHive, Inc (MadHive) that is accounted for as an other equity investment. In the third quarter of 2023 we sold a portion of this investment for $26.4 million, which resulted in a gain of $25.8 million that was recorded in “Other non-operating items, net” within our Consolidated Statement of Income. The sale reduced our ownership in MadHive to 19% on a fully diluted basis. We determined that no write up of our remaining MadHive investment was required. See Note 10 for additional information about our investment in MadHive.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our unsecured notes are accounted for as a reduction in the debt obligation.

Long-term contract assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.
NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Sept. 30, 2023	Dec. 31, 2022

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,090,000
Debt issuance costs	(23,439)	(26,911)
Unamortized premiums	5,338	6,227
Total long-term debt	$3,071,899	$3,069,316

As of September 30, 2023, cash and cash equivalents totaled $553.0 million and we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Under our revolving credit facility we have the ability to draw loans based on two different interest rate indices, one of which was previously based on the London Interbank Offered Rate (LIBOR). During the second quarter of 2023, we amended our revolving credit facility to replace the LIBOR-based interest rate index, which was phased out, with a Secured Overnight Financing Rate (SOFR)-based interest rate index. The transition from LIBOR to SOFR did not have a material impact on the Company.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The total net pension obligations, including both current and non-current liabilities, as of September 30, 2023, were $78.8 million, of which $5.6 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified TEGNA Supplemental Retirement Plan (SERP), are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2023	2022	2023	2022

Interest cost on benefit obligation	$6,133	$4,270	$18,399	$12,811
Expected return on plan assets	(5,235)	(4,876)	(15,705)	(14,627)
Amortization of prior service credit	(116)	(119)	(348)	(361)
Amortization of actuarial loss	1,504	1,150	4,513	3,452
Expense from company-sponsored retirement plans	$2,286	$425	$6,859	$1,275

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the nine months ended September 30, 2023 and 2022, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $2.8 million during the nine month periods ended September 30, 2023 and $2.9 million in 2022. Based on actuarial projections and funding levels, we do not expect to make any cash payments to the TRP in 2023. We expect to make additional cash payments of $2.1 million to our SERP participants during the remainder of 2023.
NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Quarters ended:
Balance at June 30, 2023	$(123,999)	$532	$—	$(123,467)
Amounts reclassified from AOCL	1,032	—	—	1,032
Total other comprehensive income	1,032	—	—	1,032
Balance at Sept. 30, 2023	$(122,967)	$532	$—	$(122,435)

Balance at June 30, 2022	$(111,560)	$532	$—	$(111,028)
Amounts reclassified from AOCL	766	—	—	766
Total other comprehensive income	766	—	—	766
Balance at Sept. 30, 2022	$(110,794)	$532	$—	$(110,262)

	Retirement Plans	Foreign Currency Translation	Available-For-Sale Investment	Total
Nine months ended:
Balance at Dec. 31, 2022	$(126,065)	$532	$—	$(125,533)
Amounts reclassified from AOCL	3,098	—	—	3,098
Total other comprehensive income	3,098	—	—	3,098
Balance at Sept. 30, 2023	$(122,967)	$532	$—	$(122,435)

Balance at Dec. 31, 2021	$(113,090)	$455	$15,419	$(97,216)
Other comprehensive income before reclassifications	—	77	—	77
Amounts reclassified from AOCL	2,296	—	(15,419)	(13,123)
Total other comprehensive income	2,296	77	(15,419)	(13,046)
Balance at Sept. 30, 2022	$(110,794)	$532	$—	$(110,262)

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2023	2022	2023	2022

Amortization of prior service credit, net	$(116)	$(106)	$(348)	$(354)
Amortization of actuarial loss	1,504	1,137	4,513	3,446
Realized gain on available-for-sale investment	—	—	—	(20,800)
Total reclassifications, before tax	1,388	1,031	4,165	(17,708)
Income tax effect	(356)	(265)	(1,067)	4,585
Total reclassifications, net of tax	$1,032	$766	$3,098	$(13,123)

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2023	2022	2023	2022

Net Income	$96,254	$146,157	$400,351	$412,384
Net (income) loss attributable to the noncontrolling interest	(71)	(92)	240	(516)
Adjustment of redeemable noncontrolling interest to redemption value	(282)	(235)	(1,281)	(447)
Earnings available to common shareholders	$95,901	$145,830	$399,310	$411,421

Weighted average number of common shares outstanding - basic	200,779	223,968	214,297	223,456
Effect of dilutive securities:
Restricted stock units	261	621	170	469
Performance shares	178	332	124	296
Weighted average number of common shares outstanding - diluted	201,218	224,921	214,591	224,221

Earnings per share - basic	$0.48	$0.65	$1.86	$1.84
Earnings per share - diluted	$0.48	$0.65	$1.86	$1.83

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

In the third quarter of 2023, we recognized a gain of $25.8 million as a result of the sale of a portion of our MadHive investment. The gain was recorded in “Other non-operating items, net” within our Consolidated Statement of Income. The fair value was based on an offer price, which was settled in cash, in an inactive market (which is classified as Level 2 in the fair value hierarchy).

In the second quarter of 2023, we recognized an impairment charge of $3.4 million, in “Asset impairment and other” within our Consolidated Statement of Income, related to certain programming assets. The fair value was determined based on a projection of the estimated revenues less projected direct costs associated with the programming (which is classified as Level 3 in the fair value hierarchy).

In the first quarter of 2022, we recorded a $2.5 million impairment charge, in “Other non-operating items, net” within our Consolidated Statement of Income, due to the decline in the fair value of one of our investments. The fair value was determined using a market approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement.

We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.74 billion at September 30, 2023, and $2.95 billion at December 31, 2022.

NOTE 9 – Share repurchase programs

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300 million of our common stock over three years. No purchases occurred under this program from its inception to June 30, 2023. In the third quarter of 2023, 1.7 million shares were repurchased under this program at an average share price of $15.96 for an aggregate cost of $27.9 million.

On June 2, 2023, we entered into an accelerated share repurchase (ASR) program with JPMorgan Chase Bank, National Association (JPMorgan). Under the terms of the ASR, we repurchased $300 million in TEGNA common shares from JPMorgan, with an initial delivery of approximately 15.2 million shares received on June 6, 2023, representing 80% ($240 million) of the value of the ASR contract. The ASR program was completed during the third quarter of 2023 at which time JPMorgan delivered an additional 3.1 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the ASR program, less a discount, less the previously delivered 15.2 million shares.

NOTE 10 – Other matters

Litigation

Antitrust matters

In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. On November 13 and December 13, 2018, the DOJ and seven other broadcasters settled a DOJ complaint alleging the exchange of certain competitively sensitive information in the broadcast television industry. In June 2019, we and four other broadcasters entered into a substantially identical agreement with DOJ, which was entered by the court on December 3, 2019. The settlement contains no finding of wrongdoing or liability and carries no penalty. It prohibits us and the other settling entities from sharing certain confidential business information as alleged by the DOJ, or using such information pertaining to other broadcasters, except under limited circumstances. The settlement also requires the settling parties to make certain enhancements to their antitrust compliance programs, to continue to cooperate with the DOJ’s investigation, and to permit DOJ to verify compliance. The costs of compliance have not been material, nor do we expect future compliance costs to be material.

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

These cases were consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned In re: Local TV Advertising Antitrust Litigation on October 3, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into the consent decrees with the DOJ in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. On November 6, 2020, the court denied the motion to dismiss. On March 16, 2022, the plaintiffs filed a third amended complaint, which, among other things, added ShareBuilders, Inc., as a named defendant. ShareBuilders filed a motion to dismiss on April 15, 2022, which was granted by the court without prejudice on August 29, 2022. TEGNA has filed its answer to the third amended complaint denying any violation of law and asserting various affirmative defenses.

On May 26, 2023, plaintiffs moved for preliminary approval of settlements with four co-defendants – CBS Corp (n/k/a Paramount Global), Fox Corp., certain Cox entities (including Cox Media Group, LLC, Cox Enterprises, Inc., CMG Media Corporation and Cox Reps, Inc.) and ShareBuilders, Inc. Although ShareBuilders prevailed on its motion to dismiss the case, as noted above, because the court had dismissed the claims without prejudice ShareBuilders entered into a zero dollar settlement with the plaintiffs in order to ensure that the plaintiffs do not re-file the claims in the future. In exchange for a release of plaintiffs’ claims against them, the settling defendants, among other things, collectively agreed to pay $48 million, while expressly denying any liability or wrongdoing. The Court is in the process of reviewing the proposed settlements to determine whether they are fair to the proposed settlement class, the settling defendants, and the non-settling defendants. A hearing on final approval of the settlements is currently scheduled for December 7, 2023.

Discovery in the Advertising Cases is ongoing. We believe that the claims asserted in the Advertising Cases are without merit and intend to defend vigorously against them.

Claims related to the Merger

In 2022, seven lawsuits were filed by purported TEGNA stockholders against TEGNA and the members of the TEGNA Board of Directors, generally alleging that the preliminary proxy statement filed by TEGNA with the SEC on March 25, 2022 in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. Plaintiffs generally sought, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ fees. As of November 7, 2023, all seven of the lawsuits have been voluntarily dismissed.

In addition, as of November 7, 2023, TEGNA received four demand letters from purported TEGNA shareholders in connection with TEGNA’s filing of a definitive proxy statement with the SEC on April 13, 2022 relating to the Merger (the “definitive proxy statement”). Each letter alleged deficiencies in the definitive proxy statement that were similar to the deficiencies alleged in the complaints referenced above.

We believe that the claims asserted in the letters described above are without merit and are moot in light of TEGNA’s termination of the Merger agreement. Moreover, although we believe that no additional disclosures were or are required under applicable law, TEGNA, without admitting any liability or wrongdoing, voluntarily made supplemental disclosures to the definitive proxy statement as described in the Form 8-K filed by TEGNA with the SEC on May 9, 2022. Notwithstanding TEGNA’s termination of the Merger Agreement, additional lawsuits arising out of the Merger could also be filed in the future.

Other litigation matters

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

Related Party Transactions

We have an equity investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. We also have commercial agreements with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the third quarter and first nine months of 2023, we incurred expenses of $22.7 million and $71.8 million, respectively, as a result of the commercial agreements with MadHive. In the third quarter and first nine months of 2022, we incurred expenses of $30.4 million and $86.3 million, respectively, as a result of the commercial agreements with MadHive. As of September 30, 2023, and December 31, 2022 we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $6.6 million and $10.0 million, respectively.

In December 2021, we renewed our commercial agreements with MadHive. Simultaneously with the commercial agreement renewals, we also amended the terms of our then-outstanding available-for-sale convertible debt security investment. In exchange for the convertible debt modifications, we received favorable terms in our renewed commercial agreements. We estimated the fair value of our available-for-sale security at December 31, 2021 using a market fair value approach based on the cash we expected to receive upon maturity of the note and the estimated cash savings that the favorable contract terms would provide over the term of the commercial agreements. In January 2022, we recorded an intangible contract asset for $20.8 million (equal to the estimated cash savings), and are amortizing this asset on a straight-line basis over the noncancellable term of the commercial agreements of two years. This non-cash expense is recorded within “Cost of revenues,” within our Consolidated Statement of Income. The debt matured in June 2022 at which time the principal balance of $3.0 million plus accrued interest was paid to us.

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

Terminated Merger Agreement

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

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section titled “Results from Operations - Non-GAAP Information” for additional tables presenting information that supplements our financial information provided on a GAAP basis.

Our operating results are subject to significant fluctuations across yearly periods (primarily driven by even-year political election cycles). As such, in addition to prior year comparisons, our management team and Board of Directors also review current period operating results compared to the same periods two years ago (e.g., 2023 vs. 2021). We believe these additional comparisons provide useful information to investors and therefore have supplemented our prior year comparison of consolidated results to also include a comparison against the third quarter and nine months ended September 30, 2021 results (through operating income).

In recent years, our business has evolved toward generating more recurring and highly profitable revenue streams, driven by the increased contribution of political and subscription revenue streams as a percentage of our total revenue. Such revenues have been a majority of our overall revenue the past few years and we expect this to continue.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Sept. 30,					Nine months ended Sept. 30,
	2023	2022	Change from 2022	2021	Change from 2021	2023	2022	Change from 2022	2021	Change from 2021

Revenues	$713,243	$803,111	(11%)	$756,487	(6%)	$2,185,076	$2,362,115	(7%)	$2,216,446	(1%)

Operating expenses:
Cost of revenues	438,260	428,891	2%	399,751	10%	1,295,720	1,260,576	3%	1,191,561	9%
Business units - Selling, general and administrative expenses	98,394	98,582	0%	100,425	(2%)	294,734	300,136	(2%)	286,700	3%
Corporate - General and administrative expenses	13,552	13,367	1%	11,891	14%	52,158	48,299	8%	51,944	0%
Depreciation	15,083	15,219	(1%)	16,792	(10%)	45,119	46,058	(2%)	48,526	(7%)
Amortization of intangible assets	13,297	14,953	(11%)	15,774	(16%)	40,175	44,952	(11%)	47,307	(15%)
Asset impairment and other	—	(159)	***	504	***	3,359	(322)	***	(2,394)	***
Merger termination fee	—	—	***	—	***	(136,000)	—	***	—	***
Total operating expenses	$578,586	$570,853	1%	$545,137	6%	$1,595,265	$1,699,699	(6%)	$1,623,644	(2%)

Total operating income	$134,657	$232,258	(42%)	$211,350	(36%)	$589,811	$662,416	(11%)	$592,802	(1%)

Non-operating expenses	(10,602)	(42,274)	(75%)	(45,781)	(77%)	(85,633)	(117,437)	(27%)	(140,947)	(39%)
Provision for income taxes	27,801	43,827	(37%)	36,870	(25%)	103,827	132,595	(22%)	103,470	—%
Net income	96,254	146,157	(34%)	128,699	(25%)	400,351	412,384	(3%)	348,385	15%
Net (income) loss attributable to redeemable noncontrolling interest	(71)	(92)	(23%)	(419)	(83%)	240	(516)	***	(861)	***
Net income attributable to TEGNA Inc.	$96,183	$146,065	(34%)	$128,280	(25%)	$400,591	$411,868	(3%)	$347,524	15%

Earnings per share - basic	$0.48	$0.65	(26%)	$0.58	(17%)	$1.86	$1.84	1%	$1.57	18%
Earnings per share - diluted	$0.48	$0.65	(26%)	$0.58	(17%)	$1.86	$1.83	2%	$1.56	19%

*** Not meaningful

Revenues

Our Subscription revenue category includes revenue earned from cable and satellite providers for the right to carry our signals and the distribution of TEGNA stations on OTT streaming services. Our AMS category includes all sources of our traditional television advertising and digital revenues, including Premion and other digital advertising and marketing revenues across our platforms.

Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter revenues and operating results are stronger than those we report for the first and third quarter. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local, state and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue in the even year of a two-year election cycle, particularly in the fourth quarter of those years.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Sept. 30,					Nine months ended Sept. 30,
	2023	2022	Change from 2022	2021	Change from 2021	2023	2022	Change from 2022	2021	Change from 2021

Subscription	$377,891	$377,368	—%	$368,672	3%	$1,188,297	$1,158,101	3%	$1,130,490	5%
Advertising & Marketing Services	312,413	320,764	(3)%	364,234	(14)%	937,984	1,010,490	(7)%	1,027,957	(9)%
Political	11,643	92,904	(87)%	15,010	(22)%	22,925	161,727	(86)%	34,019	(33)%
Other	11,296	12,075	(6)%	8,571	32%	35,870	31,797	13%	23,980	50%
Total revenues	$713,243	$803,111	(11)%	$756,487	(6%)	$2,185,076	$2,362,115	(7)%	$2,216,446	(1)%

2023 vs. 2022

Total revenues decreased $89.9 million in the third quarter of 2023 and $177.0 million in the first nine months of 2023 compared to the same periods in 2022. The net decreases were primarily due to decreases in political revenue ($81.3 million third quarter, $138.8 million first nine months) due to the absence in 2023 of the mid-term election cycle that occurred in 2022. Additionally, AMS revenue was down ($8.4 million third quarter, $72.5 million first nine months), reflecting softer demand for advertising due to macroeconomic headwinds as well as the loss of a large national account in our Premion business. The first nine months were also impacted by the Winter Olympics and Super Bowl airing last year on NBC, our largest network affiliate partner. Partially offsetting these decreases was an increase in subscription revenue ($0.5 million third quarter, $30.2 million first nine months) primarily due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers.

2023 vs. 2021

Total revenues decreased $43.2 million in the third quarter of 2023 and $31.4 million in the first nine months of 2023 compared to the same periods in 2021. The net decreases were primarily due to decreases in AMS revenue ($51.8 million third quarter, $90.0 million first nine months) reflecting softer demand for advertising, particularly national, caused by macroeconomic headwinds. Partially offsetting these declines were increases in subscription revenue ($9.2 million third quarter, $57.8 million first nine months) mainly due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers.

Cost of revenues

2023 vs. 2022

Cost of revenues increased $9.4 million in the third quarter of 2023 and $35.1 million in the first nine months of 2023 compared to the same periods in 2022. The increases were primarily due to growth in programming costs ($11.5 million third quarter, $39.8 million first nine months) driven by rate increases under existing and newly renegotiated affiliation agreements.

2023 vs. 2021

Cost of revenues increased $38.5 million in the third quarter of 2023 and $104.2 million in the first nine months of 2023 compared to the same periods in 2021. The increases were primarily due to growth in programming costs ($23.3 million third quarter, $74.1 million first nine months) driven by rate increases under existing and newly renegotiated affiliation agreements. Higher digital expenses ($10.8 million third quarter, $15.6 million first nine months) also contributed to the increase.

Business units - Selling, general and administrative expenses

2023 vs. 2022

Business unit selling, general and administrative expenses decreased $0.2 million in the third quarter of 2023 and $5.4 million in the first nine months of 2023 compared to the same period in 2022. The decreases were primarily due to decreases in sales compensation driven by a decline in advertising revenue and due to a lower stock-based compensation expense.

2023 vs. 2021

Business unit SG&A expenses decreased $2.0 million in the third quarter of 2023 and increased $8.0 million in the first nine months of 2023 compared to the same periods in 2021. The third quarter decrease was due in part to a decrease in selling related costs due to the decline in AMS, partially offset by the absence of bad debt expense reversal that occurred in 2021. The increase in the first nine months of 2023 was due in part to an absence of bad debt expense reversal that occurred in 2021 that did not recur in 2023 as well as an increase in sales related payroll and benefit costs.

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

2023 vs. 2022

Corporate general and administrative expenses increased $0.2 million in the third quarter of 2023 and $3.9 million in the first nine months of 2023 compared to the same periods in 2022. The increase for the third quarter was primarily driven by employee retention costs following the termination of the Merger. The increase for the first nine months was primarily driven by an increase in M&A-related costs incurred in connection with the now terminated Merger and employee retention costs following the termination of the Merger. Partially offsetting these increases was a decrease in stock-based compensation expense driven by a decline in our stock price.

2023 vs. 2021

Corporate general and administrative expenses increased $1.7 million in the third quarter of 2023 and $0.2 million in the first nine months of 2023 compared to the same periods in 2021. The increases for the third quarter and first nine months were primarily driven by the same factors discussed above. These increases were partially offset by the absence of advisory fees related to activism defense incurred in 2021 and a decline in stock-based compensation expense driven by a decline in our stock price.

Depreciation

2023 vs. 2022

Depreciation expense decreased by $0.1 million in the third quarter of 2023 and $0.9 million in the first nine months of 2023 compared to the same periods in 2022. The decrease was due to certain assets reaching the end of their assumed useful lives.

2023 vs. 2021

Depreciation expense decreased by $1.7 million in the third quarter of 2023 and $3.4 million in the first nine months of 2023 compared to the same periods in 2021. The decrease was due to certain assets reaching the end of their assumed useful lives.

Amortization of intangible assets

2023 vs. 2022

Amortization expense decreased $1.7 million in the third quarter of 2023 and $4.8 million in the first nine months of 2023 compared to the same periods in 2022. The decrease was due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

2023 vs. 2021

Amortization expense decreased $2.5 million in the third quarter of 2023 and $7.1 million in the first nine months of 2023 compared to the same periods in 2021. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

2023 vs. 2022

No asset impairment and other expense was recorded in the third quarter of 2023 and $3.4 million was recorded in the first nine months of 2023 compared to gains of $0.2 million in the third quarter of 2022 and gains of $0.3 million in the first nine months of 2022. The 2023 activity was due to a $3.4 million impairment charge recognized on programming assets in the second quarter of 2023. The 2022 activity was related to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking.

2023 vs. 2021

No asset impairment and other expense was recorded in the third quarter of 2023 and $3.4 million was recorded in the first nine months of 2023 compared to net loss of $0.5 million in the third quarter of 2021 and net gains of $2.4 million in the first nine months of 2021. The 2023 activity was due to a $3.4 million impairment charge recognized on programming assets in the second quarter of 2023. The 2021 activity was primarily related to reimbursements from spectrum repacking ($0.6 million third quarter, $5.0 million first nine months), partially offset by a $1.5 million contract termination fee which was incurred in the second quarter of 2021. Additionally, in the third quarter of 2021 there was a $1.1 million write off of certain assets which impacted both the quarter and nine month period comparisons.

Merger termination fee

In the second quarter of 2023, we terminated the Merger Agreement. Per the terms of the Merger Agreement, Parent was required to pay TEGNA a fee of $136.0 million as a result of this termination, which was satisfied in TEGNA common stock and recorded as a reduction in operating expense.

Operating income

2023 vs. 2022

Operating income decreased $97.6 million in the third quarter of 2023 and $72.6 million in the first nine months of 2023 compared to the same periods in 2022. The decreases were driven by the declines in AMS and political revenues and an increase in programming costs. The nine month decline was partially offset by the $136.0 million Merger termination fee received in the second quarter of 2023.

2023 vs. 2021

Operating income decreased $76.7 million in the third quarter of 2023 and $3.0 million in the first nine months of 2023 compared to the same periods in 2021. The decreases were driven by the same factors discussed above, with the nine month comparison partially offset by the $136.0 million Merger termination fee received in the second quarter of 2023.

Non-operating (expense) income

Non-operating (expense) decreased $31.7 million in the third quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a $25.8 million gain recognized on the sale of a portion of our MadHive investment in the third quarter of 2023 and a $5.8 million increase in interest income, primarily from interest earned on short-term time-deposit and money market investments.

Non-operating (expense) decreased $31.8 million in the first nine months of 2023 compared to the same period in 2022. The decrease was primarily due to a $25.8 million gain recognized on the sale of a portion of our MadHive investment in the third quarter of 2023 and a $21.3 million increase in interest income, primarily from interest earned on short-term time-deposit and money market investments. Partially offsetting this decrease was the absence of a $20.8 million gain related to the modification of our previously held MadHive debt investment.

Provision for income taxes

Income tax expense decreased $16.0 million in the third quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in net income before tax. Income tax expense decreased $28.8 million in the first nine months of 2023 compared to the same period in 2022. The decrease in the first nine months was primarily due to a decrease in net income before tax and a lower effective income tax rate. Our effective income tax rate was 22.4% for the third quarter of 2023, compared to 23.1% for the third quarter of 2022. The tax rate for the third quarter of 2023 is lower than the comparable rate in 2022 primarily due to nondeductible transaction costs recorded in 2022. Our effective income tax rate was 20.6% for the first nine months of 2023, compared to 24.4% for the same period in 2022. The tax rate for the first nine months of 2023 is lower than the comparable rate in 2022 primarily due to the deduction of previously capitalized transaction costs resulting from the termination of the Merger Agreement and a portion of the Merger termination fee being treated as non-taxable. The effective income tax rate for the first nine months of 2022 was also unfavorably impacted by a valuation allowance recorded on minority investments and nondeductible transaction costs. Partially offsetting these unfavorable impacts were tax benefits realized in 2022 from the utilization of capital loss carryforwards in connection with certain transactions and the release of the associated valuation allowance.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $96.2 million, or $0.48 per diluted share, in the third quarter of 2023 compared to $146.1 million, or $0.65 per diluted share, during the same period in 2022. For the first nine months of 2023, net income attributable to TEGNA Inc. was $400.6 million, or $1.86 per diluted share, compared to $411.9 million, or $1.83 per diluted share, during the same period in 2022. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the third quarter of 2023 and 2022 were 201.2 million and 224.9 million, respectively. The weighted average number of diluted shares outstanding in the first nine months of 2023 and 2022 was 214.6 million and 224.2 million, respectively. The decline in the number of diluted shares outstanding was primarily due to the receipt of 8.6 million shares to satisfy the merger termination fee and the repurchase of 18.3 million shares under the accelerated share repurchase program commenced in June 2023, which was completed in August 2023.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net loss (income) attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) equity loss in unconsolidated investments, net, (5) other non-operating items, net, (6) the Merger termination fee, (7) M&A-related costs, (8) asset impairment and other, (9) employee retention costs, (10) depreciation and (11) amortization of intangible assets. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of Special Charges and Credits Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, are not normal and can vary significantly from period to period:

Quarter and nine months ended September 30, 2023:

•M&A-related costs;
•Retention costs, including stock-based compensation (SBC) and cash payments to certain employees to ensure their continued service to the Company following the termination of the merger agreement with Standard General;
•Merger termination fee;
•Asset impairment and other consisting of programming asset impairments;
•Other non-operating item consisting of a gain recognized on the partial sale of one of our equity investments; and
•Tax benefits associated with previously disallowed transaction costs and the release of a valuation allowance on a deferred tax asset related to an equity method investment.

Quarter and nine months ended September 30, 2022:

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended Sept. 30, 2023	GAAP measure	Retention costs - SBC	Retention costs - Cash	Other non-operating item	Special tax item	Non-GAAP measure

Cost of revenues	$438,260	$(751)	$—	$—	$—	$437,509
Business units - Selling, general and administrative expenses	98,394	(501)	(639)	—	—	97,254
Corporate - General and administrative expenses	13,552	(440)	(553)	—	—	12,559
Operating expenses	578,586	(1,692)	(1,192)	—	—	575,702
Operating income	134,657	1,692	1,192	—	—	137,541
Other non-operating items, net	33,072	—	—	(25,809)	—	7,263
Total non-operating expenses	(10,602)	—	—	(25,809)	—	(36,411)
Income before income taxes	124,055	1,692	1,192	(25,809)	—	101,130
Provision for income taxes	27,801	237	152	(6,604)	1,516	23,102
Net income attributable to TEGNA Inc.	96,183	1,455	1,040	(19,205)	(1,516)	77,957
Earnings per share - diluted	$0.48	$0.01	$0.01	$(0.10)	$(0.01)	$0.39

		Special Items
Quarter ended Sept. 30, 2022	GAAP measure	M&A-related costs	Asset impairment and other	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$13,367	$(3,701)	$—	$—	$9,666
Asset impairment and other	(159)	—	159	—	—
Operating expenses	570,853	(3,701)	159	—	567,311
Operating income	232,258	3,701	(159)	—	235,800
Income before income taxes	189,984	3,701	(159)	—	193,526
Provision for income taxes	43,827	47	(37)	2,588	46,425
Net income attributable to TEGNA Inc.	146,065	3,654	(122)	(2,588)	147,009
Earnings per share - diluted (a)	$0.65	$0.02	$—	$(0.01)	$0.65

(a) Per share amounts do not sum due to rounding.

		Special Items
Nine months ended Sept. 30, 2023	GAAP measure	M&A-related costs	Retention costs - SBC	Retention costs - Cash	Merger termination fee	Asset impairment and other	Other non-operating item	Special tax item	Non-GAAP measure

Cost of revenues	$1,295,720	$—	$(751)	$—	$—	$—	$—	$—	$1,294,969
Business units - Selling, general and administrative expenses	294,734	—	(501)	(639)	—	—	—	—	293,594
Corporate - General and administrative expenses	52,158	(19,848)	(440)	(553)	—	—	—	—	31,317
Asset impairment and other	3,359	—	—	—	—	(3,359)	—	—	—
Merger termination fee	(136,000)	—	—	—	136,000	—	—	—	—
Operating expenses	1,595,265	(19,848)	(1,692)	(1,192)	136,000	(3,359)	—	—	1,705,174
Operating income	589,811	19,848	1,692	1,192	(136,000)	3,359	—	—	479,902
Other non-operating items, net	44,264	—	—	—	—	—	(25,809)	—	18,455
Total non-operating expenses	(85,633)	—	—	—	—	—	(25,809)	—	(111,442)
Income before income taxes	504,178	19,848	1,692	1,192	(136,000)	3,359	(25,809)	—	368,460
Provision for income taxes	103,827	4,552	237	152	(24,504)	860	(6,604)	7,959	86,479
Net income attributable to TEGNA Inc.	400,591	15,296	1,455	1,040	(111,496)	2,499	(19,205)	(7,959)	282,221
Net income per share-diluted (a)	$1.86	$0.07	$0.01	$—	$(0.52)	$0.01	$(0.09)	$(0.04)	$1.31

(a) Per share amounts do not sum due to rounding.

		Special Items
Nine months ended Sept. 30, 2022	GAAP measure	M&A-related costs	Asset impairment and other	Other non-operating items	Special tax items	Non-GAAP measure

Corporate - General and administrative expenses	$48,299	$(18,147)	$—	$—	$—	$30,152
Asset impairment and other	(322)	—	322	—	—	—
Operating expenses	1,699,699	(18,147)	322	—	—	1,681,874
Operating income	662,416	18,147	(322)	—	—	680,241
Other non-operating items, net	16,764	—	—	(18,308)	—	(1,544)
Total non-operating expenses	(117,437)	—	—	(18,308)	—	(135,745)
Income before income taxes	544,979	18,147	(322)	(18,308)	—	544,496
Provision for income taxes	132,595	85	(78)	168	(4,529)	128,241
Net income attributable to TEGNA Inc.	411,868	18,062	(244)	(18,476)	4,529	415,739
Net income per share-diluted	$1.83	$0.08	$—	$(0.08)	$0.02	$1.85

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2023	2022	Change	2023	2022	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$96,183	$146,065	(34%)	$400,591	$411,868	(3%)
Plus (Less): Net income (loss) attributable to redeemable noncontrolling interest	71	92	(23%)	(240)	516	***
Plus: Provision for income taxes	27,801	43,827	(37%)	103,827	132,595	(22%)
Plus: Interest expense	43,418	43,406	—%	129,121	129,976	(1%)
Plus: Equity loss in unconsolidated investments, net	256	178	44%	776	4,225	(82%)
(Less): Other non-operating items, net	(33,072)	(1,310)	***	(44,264)	(16,764)	***
Operating income (GAAP basis)	134,657	232,258	(42%)	589,811	662,416	(11%)
Plus: M&A-related costs	—	3,701	***	19,848	18,147	9%
Plus: Retention costs - SBC	1,692	—	***	1,692	—	***
Plus: Retention costs - Cash	1,192	—	***	1,192	—	***
(Less) Plus: Asset impairment and other	—	(159)	***	3,359	(322)	***
Less: Merger termination fee	—	—	***	(136,000)	—	***
Adjusted operating income (non-GAAP basis)	137,541	235,800	(42%)	479,902	680,241	(29%)
Plus: Depreciation	15,083	15,219	(1%)	45,119	46,058	(2%)
Plus: Amortization of intangible assets	13,297	14,953	(11%)	40,175	44,952	(11%)
Adjusted EBITDA (non-GAAP basis)	165,921	265,972	(38%)	565,196	771,251	(27%)
Corporate - General and administrative expense (non-GAAP basis)	12,559	9,666	30%	31,317	30,152	4%
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$178,480	$275,638	(35%)	$596,513	$801,403	(26%)

*** Not meaningful

In the third quarter of 2023 Adjusted EBITDA margin was 25% without corporate expense or 23% with corporate expense, compared to third quarter of 2022 Adjusted EBITDA margin of 34% without corporate expense or 33% with corporate expense. For the nine months ended September 30, 2023, Adjusted EBITDA margin was 27% without corporate expense or 26% with corporate expense, compared to nine months ended September 30, 2022 Adjusted EBITDA of 34% without corporate expense or 33% with corporate expense. These margin decreases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decrease in AMS and political revenues and the increase in programming expenses.

Free Cash Flow Reconciliation

Free cash flow as a percentage of revenue is computed over a trailing two-year period (reflecting both an even and odd year reporting period given the political cyclicality of our business).

Reconciliation from “Net income” to “Free cash flow” follow (in thousands):

	Two-year period ended Sept. 30,
	2023	2022

Net income attributable to TEGNA Inc. (GAAP basis)	$1,160,491	$1,133,127
Plus: Provision for income taxes	338,208	352,670
Plus: Interest expense	349,222	365,187
Plus: M&A-related costs	44,103	21,885
Plus: Depreciation	122,629	128,082
Plus: Amortization of intangible assets	115,761	125,076
Plus: Stock-based compensation	54,262	62,868
Plus: Company stock 401(k) contribution	36,378	34,932
Plus: Syndicated programming amortization	132,137	142,980
Plus: Advisory fees related to activism defense	—	16,611
Plus: Cash dividend from equity investments for return on capital	3,344	6,035
Plus: Cash reimbursements from spectrum repacking	236	5,774
Plus: Net income attributable to redeemable noncontrolling interest	870	2,176
Plus: Reimbursement from Company-owned life insurance policies	1,895	1,456
Plus: Retention costs, cash portion	1,192	—
Plus (Less): Equity loss (income) in unconsolidated investments, net	9,246	11,948
Plus (Less): Asset impairment and other	3,123	(2,051)
(Less) Plus: Other non-operating items, net	(68,180)	(6,830)
Less: Merger termination fee	(136,000)	—
Less: Syndicated programming payments	(127,545)	(146,021)
Less: Income tax payments, net of refunds	(304,860)	(348,387)
Less: Pension contributions	(9,599)	(10,250)
Less: Interest payments	(338,436)	(364,287)
Less: Purchases of property and equipment	(104,292)	(113,519)
Free cash flow (non-GAAP basis)	$1,284,185	$1,419,462

Revenue	$6,238,968	$6,290,783
Free cash flow as a % of Revenue	20.6%	22.6%

Our free cash flow, a non-GAAP performance measure, was $1.28 billion and $1.42 billion for the two-year periods ended September 30, 2023 and 2022, respectively.

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated positive cash flow that, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, has been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $63.1 million and $63.5 million in the first nine months of 2023 and 2022, respectively. In the second quarter of 2023 we announced a 20% increase to our quarterly dividend from 9.5 to 11.375 cents per share. We paid the previously declared regular quarterly dividend of 9.5 cents per share on July 3, 2023, to stockholders of record as of the close of business on June 9, 2023, and paid the increased dividend of 11.375 cents per share on October 2, 2023 to stockholders of record as of the close of business on September 8, 2023. We expect the increased dividend to be in effect in future regular quarterly dividend payments, subject to the Board of Directors’ declaration.

The now-terminated Merger Agreement did not permit us to increase the dividend or to repurchase our common stock between its signing date and the presumptive close date. As a result of these two restrictions, our cash balance increased to $683.2 million by the end of March 2023. In the second quarter of 2023, we employed $300 million of cash when we launched an accelerated share repurchase (ASR) program under which we repurchased $300 million in TEGNA common shares from JPMorgan Chase Bank, National Association (JPMorgan). Under the ASR, the Company made an initial payment to JPMorgan of $300 million and received an initial delivery of approximately 15.2 million shares on June 6, 2023, representing 80% ($240 million) of the value of the ASR contract. The ASR program was completed during the third quarter of 2023, at which time JPMorgan delivered an additional 3.1 million shares to us. This final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the ASR program, less a discount, less the previously delivered 15.2 million shares.

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

In September 2023, following completion of the first ASR program, we repurchased 1.7 million additional shares of our common stock via open market transactions under the $300 million share repurchase program that was authorized by the Board of Directors in December 2020. The total value of these purchases was $27.9 million. The existing share repurchase authorization expires on December 31, 2023.

In addition to the above share repurchase initiatives, during 2023 we deployed surplus cash in time deposit and money market investments with several financial institutions.

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

As of September 30, 2023, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving credit agreement, was 2.58x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the credit agreement) for the trailing eight quarters. We expect to remain compliant with all covenants for the foreseeable future.

As of September 30, 2023, our total debt was $3.07 billion, cash and cash equivalents totaled $553.0 million, and we had unused borrowing capacity of $1.49 billion under our revolving credit facility. Our debt consists of unsecured notes which have fixed interest rates.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2022 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to fund the $325 million ASR scheduled for the fourth quarter and to satisfy our recurring contractual commitments, debt service obligations, capital expenditure requirements, and other working capital needs for the next twelve months and beyond.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2023	2022

Balance of cash and cash equivalents beginning of the period	$551,681	$56,989

Operating activities:
Net income	400,351	412,384
Depreciation, amortization and other non-cash adjustments	89,814	114,895
Merger termination fee	(136,000)	—
Pension expense, net of employer contributions	3,982	(1,697)
Decrease in trade receivables	50,207	51,986
Decrease in interest and taxes payable	(29,601)	(23,104)
All other operating activities	30,086	46,241
Cash flow from operating activities	408,839	600,705

Investing activities:
Purchase of property and equipment	(29,301)	(35,527)
All other investing activities	26,206	(535)
Cash flow used for investing activities	(3,095)	(36,062)

Financing activities:
Payment under revolving credit facilities, net	—	(166,000)
Dividends paid	(63,078)	(63,533)
Repurchase of common stock	(327,914)	—
All other financing activities	(13,403)	(15,458)
Cash flow used for financing activities	(404,395)	(244,991)
Increase in cash and cash equivalents	1,349	319,652
Balance of cash and cash equivalents end of the period	$553,030	$376,641

Operating activities - Cash flow from operating activities was $408.8 million for the nine months ended September 30, 2023, compared to $600.7 million for the same period in 2022. Net income was impacted in 2023 by the one time merger termination fee of $136 million that was settled in the second quarter of 2023. The merger termination fee was satisfied in the form of TEGNA common stock and therefore did not impact cash flows. The decrease in operating cash flow of $191.9 million was driven by a $177.0 million decline in revenue and a $39.8 million increase in programming costs, partially offset by a $23.0 million decrease in taxes paid in the first nine months of 2023 as compared to 2022 primarily due to a decline in income before taxes.

Investing activities - Cash flow used for investing activities was $3.1 million for the nine months ended September 30, 2023, compared to $36.1 million for the same period in 2022. The decrease of $33.0 million in net cash used for investing activities was primarily driven by an increase of $24.2 million in proceeds from investments, primarily due to the sale of a portion of our investment in MadHive in the third quarter of 2023.

Financing activities - Cash flow used for financing activities was $404.4 million for the nine months ended September 30, 2023, compared to $245.0 million for the same period in 2022. The change was primarily due to our payment to JPMorgan of $300 million pursuant to the ASR program in which we received a total of 18.3 million shares 2023. Also contributing to the change was our repurchase of 1.7 million additional shares for $27.9 million in the third quarter of 2023. Lastly, our revolving credit facility had no net repayments in the first nine months of 2023 as compared to net repayments of $166.0 million in the first nine months of 2022.

Goodwill

Goodwill is tested for impairment annually on October 1st, or more frequently if events or changes in circumstances occurred that indicate the fair value of a reporting unit may be below its carrying amount. The goodwill impairment test consists of a comparison of the fair value of a reporting unit to the Company’s carrying value, including goodwill. One method we use to estimate the fair value of our one reporting unit is a market-based valuation methodology, which is based on our consolidated market capitalization plus a control premium. Given the general decline in our stock price (with increases and decreases throughout the year) from a high of $21.84 on February 24, 2023 to a low of $14.51 on September 26, 2023, we have continued to monitor our valuation throughout the year and as of September 30, 2023 our reporting unit’s fair value exceeds its carrying value by more than 20%. The decline in our stock price has caused our headroom to narrow considerably, putting our goodwill at risk of a future impairment charge if fair value of the reporting unit continues to decline.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in the communication, the words “believes,” “estimates,” “plans,” “expects,” “should,” “could,” “outlook,” and “anticipates” and similar expressions as they relate to the Company or its management financial results are intended to identify forward-looking statements. Forward-looking statements in this communication may include, without limitation, statements regarding anticipated growth rates and the Company’s plans, objectives and expectations. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements, many of which are outside the Company’s control. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to: changes in the market price of the Company’s shares, general market conditions; constraints, volatility, or disruptions in the capital markets; the possibility that the Company’s share repurchases, including through ASR programs, may not enhance long-term stockholder value; the possibility that share repurchases could increase the volatility of the price of the Company’s common stock; legal proceedings, judgments or settlements; the response of customers, suppliers and business partners to the Company’s plans, operations and business as a standalone company; the Company’s ability to re-price or renew subscribers; potential regulatory actions; changes in consumer behaviors and impacts on and modifications to TEGNA’s operations and business relating thereto; other business effects, including the effects of industry, market, economic, political or regulatory conditions; information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity, malware or ransomware attacks; and economic, competitive, governmental, technological and other factors and risks that may affect the Company’s operations or financial results, which are discussed in our Annual Report on Form 10-K.

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

As of September 30, 2023, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which expires in August 2024. During the second quarter of 2023, we amended our revolving credit facility to replace the LIBOR-based interest rate index, which was phased out, with a Secured Overnight Financing Rate (SOFR) based interest rate index. The transition from LIBOR to SOFR did not have a material impact on the Company. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 to the condensed consolidated financial statements for information regarding our legal proceedings.

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

On June 2, 2023, we entered into an accelerated share repurchase (ASR) program under which we repurchased $300 million of our common stock. On August 3, 2023, we announced we expect to enter into a second ASR program in the fourth quarter under which we will repurchase $325 million of our common stock. Both of these ASR agreements are in addition to the $300 million share repurchase program authorized by our Board of Directors in December 2020.

The timing and amount of any repurchases under the $325 million ASR will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation, investor confidence and the price of our common stock.

The existence of an ASR program could cause the price of the Company’s common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although an ASR program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the program.

Repurchasing common stock will reduce the amount of cash we have available to fund capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements and we may fail to realize the anticipated benefits of these share repurchase programs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents stock repurchases by the Company during the three-month period ended September 30, 2023 (in thousands, except per share amount):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2023 - July 31, 2023	—	$—	—	$360,000	[1]
August 1, 2023 - August 31, 2023[2]	3,091	$16.42	3,091	$300,000
September 1, 2023 - September 30, 2023[3]	1,749	$15.96	1,749	$272,086	[4]
Total Third Quarter 2023	4,840		4,840

(1) Represents as of the beginning of the third quarter of 2023 (i) $300 million remaining under the share repurchase program authorized by our Board of Directors in December 2020 described in footnote 3 below, and (ii) $60 million remaining under the ASR program, which was settled in the third quarter of 2023, described in footnote 2 below.

(2) In the second quarter of 2023 we entered into an ASR agreement with JPMorgan Chase Bank, National Association (JPMorgan) to repurchase TEGNA common stock with an aggregate value of $300 million. Under the terms of the ASR, we paid JPMorgan $300 million and received an initial delivery of approximately 15.2 million shares in the second quarter of 2023, representing approximately 80% ($240 million) of the value of the ASR. The ASR program was completed during August of 2023, at which time JPMorgan delivered an additional 3.1 million shares to us. This final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the ASR program of $16.42, which was net of a discount, less the previously delivered 15.2 million shares.

(3) In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300 million of our common stock over three years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. No purchases occurred under this program from its inception through June 30, 2023. In September of 2023, we repurchased 1.7 million shares under this program at an aggregate cost of $27.9 million.

(4) Represents the amount remaining under the share repurchase program described in footnote 3 above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On August 30, 2023, David T. Lougee, President and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act) with the intent of selling up to 425,000 shares of the Company’s common stock for estate planning and diversification purposes. The plan expires upon the earlier of November 29, 2024, or the completion of all authorized transactions under the plan. Sales made by Mr. Lougee under the plan would represent his first sales of the Company’s stock since becoming President and CEO in 2017. If all 425,000 shares are sold during the plan period, Mr. Lougee will still hold shares of the Company’s common stock in excess of three times the Company’s CEO minimum ownership guideline.

The adoption of this trading plan occurred during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit Number	Description

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

3-2	By-laws, as amended through May 12, 2021 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on May 12, 2021).

10-1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 8-K filed on August 9, 2023)*

10-2	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on August 9, 2023)*

10-3	Transition Agreement, dated August 2, 2023, between Victoria D. Harker and TEGNA Inc. (incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on August 3, 2023)*

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2023	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)