Form 10-K
period 2023-12-31
TEGNA INC
filed 2024-02-29
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒   No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2023, was $3,228,576,194. The registrant has no non-voting common equity. As of February 26, 2024,176,106,473 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information pertaining to Part III of this Form 10-K is incorporated by reference to our 2024 definitive proxy statement. The 2024 definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2023.

INDEX TO TEGNA INC.
Dec. 31, 2023 FORM 10-K

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

Terminated Merger Agreement

On February 22, 2022, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement), with Teton Parent Corp., a newly formed Delaware corporation (Parent), Teton Merger Corp., a newly formed Delaware corporation and an indirect wholly owned subsidiary of Parent, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General L.P., a Delaware limited partnership and CMG Media Corporation, a Delaware corporation, and certain of its subsidiaries.

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

Our Operating Structure

We have one operating and reportable segment, which generated revenues of $2.9 billion in 2023. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2022, 2024, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals and distribution of our local news content.

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

Our television stations produce local programming such as news, sports, weather, and entertainment. In addition, our portfolio of “Big 4” NBC, CBS, ABC and FOX stations operate under long-term network affiliation agreements. Generally, a network provides programming to its affiliated television stations and the network sells commercial advertising for certain of the available advertising spots within such programming, while our television stations sell the remaining available commercial advertising spots within such programming.

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

Our Strategy
Our highly qualified Board of Directors is actively engaged and regularly reviews, guides and oversees the development and implementation of our strategy. Our Board of Directors and management team are committed to executing on the following five-pillar strategy designed to create shareholder value:

1.Continue to be a best-in-class operator;
2.Disciplined pursuit of accretive M&A opportunities, including adjacent businesses and technologies;
3.Pursuing growth opportunities through organic innovation, such as Premion, our best in class OTT advertising service;
4.Maintaining a strong balance sheet; and
5.Commitment to strong free cash flow generation and optimized capital allocation process.

1. Continue to be a best-in-class operator:

High Quality Journalism: Our mission is to serve the greater good of our communities. Our stations and news teams continually strive to be the most trusted sources of news in our communities and to be agents of beneficial change in the markets we serve. Our local journalists are empowered to seek out the stories that matter most to their audience and pursue investigations that expose wrongdoing while continuing to maintain the highest ethical standards. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards.

Distribution at Scale: Our award-winning strong journalism is complimented by the fact that we are the largest independent owner of NBC affiliated stations and third largest independent owner of CBS affiliated stations based on TV homes reached as reported by Nielsen, October 26, 2023. In 2023, we successfully executed multi-year renewals with ABC (extended through late 2026) and NBC (extended through early 2027). In 2022, we successfully executed multi-year renewals with CBS (extended through late 2028) and Fox (extended through mid 2025).

Our scale and strength in local content have contributed to our ability to grow our subscription revenue beyond traditional multichannel video programming distributors (MVPDs) into the growing OTT (i.e., streaming) space. Distributing our content via OTT platforms allows us to reach viewers who consume content via internet-based platforms rather than (or in addition to) via traditional television platforms, enabling us to expand our subscription revenues and deliver advertising products to a broader viewing audience. We have distribution contracts with major network partners and OTT service providers for carriage of our stations’ content on virtual MVPD (vMVPD) platforms such as Fubo, Hulu + Live TV, YouTube TV and DIRECTV Stream, as well as on network-owned services Peacock and Paramount+.

We believe that a value gap currently exists between viewership of broadcast television and the subscription revenue we earn in the form of retransmission fees. This gap creates long-term opportunity to capture additional subscription value in the form of higher subscriber rates.

The long-term value of our subscription service offering is driven by the following factors:

1. Having Irreplaceable Local Content
•62% of Americans watch local news daily;
•Television is viewed as the most important source for local news as compared to news apps and social media; and
•Migration of in-market sports from cable platforms (e.g., regional sports networks) to broadcast strengthens local offerings.

2. Being an Essential Distribution Channel
•People spend the most time (3 hrs 46 mins) with Broadcast TV and 74% agree local broadcast TV news is the most trusted, and
•Rationalization of cable networks and regional sports networks increases the importance and value of broadcast.

3. Having Strong Network Relationships
•Extends the reach of most popular programming to enhance ratings and maximize value of network advertising inventory.

Growing, Dependable Political Revenue: Broadcast television remains the most popular medium for political advertising. S&P Global anticipates U.S. political advertising on local television broadcasters will total $3.9 billion in 2024, up 13% over its estimate for the 2022 election cycle and 10% greater than the 2020 presidential election cycle. AdImpact forecasts total political ad spending, across all mediums, to be $10.2 billion, of which 50% ($5.1 billion) will go to broadcast television. This data suggests that 2024 could become the largest year on record for U.S. political ad spending. Our broadcasting assets, paired with Premion, offer political campaigns the ability to reach voters across the country, not just in our TEGNA television markets. Political advertising has proven to be a strong, dependable revenue stream. We believe we are well-positioned for political revenues in even years to come.

Delivering value to advertisers: Our dedicated, experienced team of advertising professionals aim to deliver customized marketing solutions with seamless execution to help our clients grow their business. Across linear, desktop, mobile and streaming platforms, TEGNA connects our clients’ brands and messaging with locally-motivated audiences to advance their marketing and business objectives via a holistic marketing approach. In addition to delivering relevant audiences, TEGNA supports clients with vertical insights and innovative attribution analytics to optimize, and demonstrate performance on our client’s media investments. For advertisers of all shapes and sizes, TEGNA offers brand exposure across both individual and multiple-market campaigns.

Cost initiatives: We have implemented several significant cost-reduction initiatives in recent years. These efforts include implementation of shared service support centers for all back-office support functions, completion of company-wide financial systems consolidation and automation of sales support processes as well as bringing our external TEGNA National Sales organization in house.

Launched in early 2020, the TEGNA Stream Center consolidated and streamlined our master control, long-form program preparation, and FCC compliance across stations. This centralization allowed us to reduce capital spent per station, reduce the number of operators, and streamline support costs while providing different levels of service to unique markets or needs.

In 2023, we completed an initiative to implement artificial intelligence automated closed captioning and transcription across our markets. We ran a telecom rightsizing and optimization across our company driving out costs, and worked to consolidate our cloud hosted spending across multiple platforms. As we continue to look for new and creative ways to operate the business, we are in the process of redesigning our technology and workflows to generate operational and capital efficiency.

2. Disciplined pursuit of accretive M&A opportunities, including adjacent businesses and technologies:

Our strong balance sheet and cash flow generation enables us to opportunistically grow the business through accretive acquisitions. Since 2013, we have acquired more than 40 stations and transformed into a pure-play broadcast company with a robust portfolio. In 2019, we identified and executed on significant M&A opportunities with clear and achievable synergies, closing on four important acquisitions encompassing 15 television stations and two radio stations. We now own 64 television stations in 51 markets with a concentration of Big Four stations in large, demographically growing markets, and an emphasis on important political markets. In addition, in 2019, we completed the acquisition of multicast networks Justice Network (which has since been rebranded as True Crime Network) and Quest from Cooper Media. True Crime Network and Quest are two leading multicast networks that offer unique, ad-supported programming. True Crime Network’s content is focused on true-crime genre, while Quest features factual-entertainment programs such as science, history, and adventure-reality series.

In early 2021, we completed the acquisition of Locked On Podcast Network, a leading and innovative podcast network for local sports. Locked On produces daily shows for every team across the four major professional sports leagues, as well as most major college teams and conferences. Locked On expands TEGNA’s presence in the growing podcast market, joining stations’ podcasting efforts, and building on TEGNA’s overall sports footprint. Locked On publishes more than 1,000 podcast episodes each week, generating 31 million monthly audio downloads and video views for the first time in October 2023. Additionally, its podcasts were downloaded 300 million times in 2023.

In early 2024, Premion completed the acquisition of Octillion Media, a next-generation demand-side platform (DSP) focused on Local connected TV (CTV)/OTT advertising. The acquisition will expand Premion’s capabilities in the growing CTV marketplace by combining Octillion’s technology with Premion’s award-winning local CTV/OTT advertising solution.

3. Pursuing growth opportunities through organic innovation, such as Premion, our best in class OTT advertising service:

In late 2016, we launched Premion, the industry’s first local advertising solution for OTT streaming and CTV platforms. We provide local, regional and national brands with an effective, turnkey solution to run streaming CTV advertising campaigns in all 210 Designated Market Areas (DMAs) in the United States. With premium inventory from 125+ branded networks, advanced targeting, and outcomes-based measurement, Premion is a desirable and effective way for advertisers to reach a highly engaged streaming audience, and has enabled us to expand our revenue base and reach new markets. We have built our business on local as our competitive advantage: our large, local salesforce is leveraging relationships with local and regional advertisers to sell Premion inventory to deliver scale and measurable outcomes at the local level. Premion holds separate TAG Brand Safety Certified and TAG Certified Against Fraud Seals from the Trustworthy Accountability Group, in recognition of its continued commitment to brand safety and its investment in capabilities to combat fraud in the CTV/OTT ecosystem. Premion and Gray Television (Gray) are in a commercial arrangement under which Gray resells Premion services across all of Gray’s 113 television markets. Our TEGNA stations and Gray each have the right to independently sell Premion’s inventory in markets where we both operate a local television station. With this additional sales channel, our combined TEGNA, Gray and Premion direct sales forces reach OTT viewers in approximately 78% of U.S. television households.

Premion remains the industry-leading premium CTV / OTT advertising platform across 210 DMAs. A 14-time CTV industry award-winner, Premion was recognized in 2023 with the Advanced Advertising Innovation Award for Best Use of Data, Cynopsis Measure Up Award for Outstanding Brand Safety Strategy and the ITVT Award for Achievement in Advanced Advertising. In 2022, Premion won the Cynopsis Model D Award for Outstanding Local Advertising Solution and the Best of the Best Award for Best Ad Tech Solution.

We also produce the daily live, multi-platform syndicated news and entertainment program “Daily Blast LIVE” (or DBL) out of KUSA in Denver. Now in its seventh year, “Daily Blast LIVE” is carried in all TEGNA markets and in certain non-TEGNA markets, together covering 55% of U.S. markets. “Daily Blast LIVE” is a true multi-platform play, broadcast across linear TV, digital and social media. The program broadcasts live 5 days a week, at least 48 weeks per year, and streams up to 5 hours of trending news each day across YouTube, Twitter, Twitch, DailyBlastLive.com, the DBL app and TEGNA’s station apps on Roku and Fire TV.

We own and operate entertainment brands True Crime Network and Quest. In addition to 24/7 linear broadcasts on hundreds of broadcast stations nationwide, the True Crime Network streaming app is available on Roku, Amazon Fire TV and Apple TV, as well as via mobile and tablet on iOS and Android devices, Chromecast, and on the web. The streaming service offers hundreds of free, ad-supported, on-demand episodes of high-quality shows and generates millions of ad impressions per month, sold in part in partnership with our Premion business. We also operate VAULT Studios, which develops original television programs developed from our stations’ vast library of true crime and investigative content.

Through websites, mobile and OTT apps we extend our local brands, reaching more than 80 million visitors per month. As the consumption of content on digital platforms increases, we have continued to make investments in developing new ways of connecting with local audiences and enhancing our digital capabilities.

4. Maintaining a strong balance sheet:

Our balance sheet combined with our strong and recurring cash flows provide us the ability to pursue the path that we believe offers the most attractive return on capital. We have a broad set of capital deployment opportunities, including investing in original, relevant and engaging content; investing in growth businesses like Premion; and pursuing value accretive acquisition-related growth. In recent years, we have been able to capitalize on the historically low-interest environment by refinancing debt opportunistically. As of December 31, 2023, our weighted average interest rate on our outstanding debt was 5.2%, lower than any company in our Peer Group (as defined in Part 2 Item 5). This debt was refinanced using fixed rates which made us immune to the rapid interest rate increases experienced in 2023. During 2023, our net leverage ratio (total debt divided by average EBITDA over the trailing two years) remained below 3.0x, the lowest among our Peer Group. Also, as of December 31, 2023, our liquidity (the sum of cash, cash equivalents and undrawn capacity on our recently amended credit revolver) was $1.11 billion. Furthermore, we have no near term debt maturities with our next maturity due in 2026.

We will continue to review potential opportunities in a disciplined manner, both strategically and financially. In the near-term, our priorities continue to be maintaining a strong balance sheet, enabling organic growth, acquiring attractively priced strategic assets and returning capital to shareholders in the form of dividends and share repurchases.

5. Commitment to strong free cash flow generation and optimized capital allocation process:

Our operations have historically generated strong positive operating cash flow which, along with availability under our revolving credit facility, and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

Our ability to generate strong cash flow from operations enabled us to increase our quarterly dividend by 20% from 9.5 to 11.375 cents per share beginning with the October 2023 dividend payment. With this increase, we have now increased our quarterly dividends by 63% since March 2021.

In 2023, we entered into two accelerated share repurchase agreements with a cumulative value of $625.0 million. Under these programs, we received 35.5 million shares in 2023. The second ASR program was completed in February 2024, at which time we received an additional 4.0 million shares under this program.

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock, which expired on December 31, 2023. The now terminated Merger Agreement did not permit us to repurchase our common stock. As a result, we suspended share repurchases under this program in February 2022 upon entering into the Merger Agreement and subsequently resumed it after the Merger Agreement was terminated in 2023. In total, 1.7 million shares were repurchased under this program at an average share price of $15.96 for an aggregate cost of $27.9 million.

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock, which is in addition to the second ASR program. This new share repurchase program expires on December 31, 2025.

In late February 2024, we announced that our Board of Directors approved a comprehensive capital allocation framework to support shareholder value creation that includes a predictable and sustained distribution of free cash flow to shareholders. As part of this framework, the Company expects to return between 40 and 60 percent of its free cash flow generated in 2024-2025 to shareholders in the form of share repurchases and dividends, with the remaining free cash flow expected to be used for organic investments and/or bolt-on acquisitions and preparing for future debt retirement. Our Board of Directors will analyze all uses of capital, including regularly evaluating the dividend rate, with a goal of maximizing long-term shareholder value creation.

Our new capital allocation framework builds on our previous actions of returning capital to shareholders, with nearly $800 million of share repurchases and a 20 percent dividend increase committed to in 2023. Previously announced share repurchase commitments, including 8.6 million shares we received from Parent in connection with the termination of the Merger Agreement, resulted in the repurchase of approximately 50 million shares through the end of February 2024, which is approximately 22 percent of shares outstanding prior to these actions. As of December 31, 2023, we had repurchased a total of 45.9 million shares. We expect to return approximately $350 million of capital to shareholders in 2024, which is in addition to the previously announced ASR program which was completed in February 2024.

Our capital allocation plan is subject to a variety of factors, including our strategic plans, market and economic conditions and the discretion of our Board of Directors.

Our Competition

The proliferation of high-speed broadband to the home and to mobile phones has significantly increased competition in the video marketplace. Today, mobile broadband covers the U.S., and a vast majority of Americans own devices that can access mobile broadband, with numbers continuing to grow. Similarly, fixed, wired broadband to the home also covers a majority of the United States and continues to grow.

With the rise of 5G and unlimited data plans, every screen or mobile phone is now capable of displaying video programming of the sort previously reserved for television. These video consumption patterns in the past were associated almost exclusively with younger consumers but have evolved over time to include older consumers. With the onset of ubiquitous high-speed Internet service has come an explosion of platforms and applications with video advertising capabilities that consumers have adopted. These include large players like YouTube and Facebook, and a long tail of mobile applications and services that consumers value, with more being added every week.

Our company strives to capture as large a viewing audience as possible, as the number of viewers who watch our content in each DMA has a direct impact on our ability to maximize our major revenue streams: subscription revenue, advertising marketing services revenue and political revenue.

We compete for audience share as part of an increasingly varied and competitive media landscape. We compete for advertising revenue with other platforms for television advertising media, including other broadcast stations and cable providers. We also compete against both traditional and new forms of media that offer paid advertising, including radio, newspapers, magazines, direct mail, subscription based ad-supported video services, free advertising supported streaming television, and social media. Major competitors in this space include cable providers Comcast and Charter, as well as internet platforms Google, Facebook, and YouTube. Advertisements on these digital platforms look like traditional television ads and compete with over-the-air broadcast ads in the local ad market.

With respect to subscription revenue, we compete to capture a share of the total amount MVPDs are willing to pay for the rights to distribute linear TV content to their subscribers. The larger our audience share, the more appealing our programming is to the MVPDs and the more they will be willing to pay for the right to distribute it. We compete for this revenue against other broadcast stations and cable networks, as well as companies that provide and/or facilitate the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices (such as Amazon Prime, Apple TV+, Disney+, Max, Hulu, Netflix, and others).

The advertising industry is dynamic and rapidly evolving. Through their websites, our stations compete in the local digital media space, which includes the internet or internet-enabled devices, handheld wireless devices such as mobile phones and tablets, social media platforms, digital spectrum opportunities and video streaming services. In this space, we compete for audience and advertising revenue against other local media companies, Internet advertising giants such as Google and Facebook, as well as the fragmented landscape of digital ad agencies. The technology that enables consumers to receive news and information continues to evolve, as does our digital strategy.

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

Local Broadcast Ownership Restrictions. FCC regulations limit the concentration of broadcasting control and regulate network and local programming practices. The FCC is required by statute to review these rules and regulations every four years, in a process known as a Quadrennial Review. In November 2017, the FCC adopted an order altering its regulations governing media ownership, generally making these regulations less restrictive. For example, the order eliminated the newspaper/broadcast cross-ownership rule, which generally prohibited an entity from holding an ownership interest in a daily print newspaper and a full-power broadcast station within the same market, and the television/radio cross-ownership rule, which imposed a number of limits on the ability to own television and radio stations in the same market. The order also made common ownership of two full power television stations in the same market permissible in more markets so long as at least one of the commonly owned stations is not among the top four rated stations in the market at the time of acquisition (the “Top Four Restriction”), and provided for case-by-case consideration of transactions that would result in new or continued common ownership of two top four rated stations in a market. The FCC’s November 2017 ownership order also eliminated a rule making certain television joint advertising sales agreements (JSAs) attributable in calculating compliance with the ownership limits. TEGNA is not currently party to any JSAs. The FCC’s November 2017 order was challenged in court and ultimately upheld by the U.S. Supreme Court on April 1, 2021.

On December 22, 2023, the FCC adopted an order completing its 2018 Quadrennial Review. The December 2023 order largely leaves in place the existing local broadcast ownership restrictions, except for adopting a more restrictive application of the local television ownership rule’s Top Four Restriction. The FCC previously had adopted a rule prohibiting one television station in a market from acquiring a network affiliation from another station in the market if the affiliation change would result in the buyer owning, operating, or controlling two full power stations rated among the top four stations in the market at the time of the transaction. The FCC asserted that such network affiliation transactions between stations would constitute the functional equivalent of a license assignment or transfer of control subject to the Top Four Restrictions. However, low power television stations (including Class A stations) and multicast programming streams of a station generally are not counted as separate stations subject to the FCC’s local television ownership rules, including the Top Four Restriction. In the December 2023 order, the FCC expanded its application of the Top Four Restriction to also prohibit network affiliation transactions between stations in which the buyer broadcasts the acquired network programming on a low power station or multicast program stream, if the transaction would violate the Top Four Restrictions if the acquired network programming were broadcast on a separate full power station. The December 2023 order does not require the divestiture of any existing network affiliations. However, combinations that were formed through transactions that would violate the newly revised Top Four Restrictions will not be assignable or transferable absent FCC approval.

To comply with its statutory obligation to review the local broadcast ownership rules every four years, the FCC separately initiated a parallel 2022 Quadrennial Review proceeding on December 22, 2022. That proceeding remains pending.

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

National Broadcast Ownership Restrictions. The Communications Act includes a national ownership cap for broadcast television stations that prohibits any one person or entity from having, in the aggregate, market reach of more than 39% of all U.S. television households. FCC regulations permit stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount). In December 2017, the FCC issued a Notice of Proposed Rulemaking seeking comments on whether it can or should modify or eliminate the national ownership cap and/or the UHF discount. Our 64 television stations reach approximately 30.0% of U.S. television households when the UHF discount is applied and approximately 39.3% without the UHF discount.

Retransmission Consent. As permitted by the Communications Act and FCC rules, we require cable and satellite operators to negotiate retransmission consent agreements to retransmit our television stations’ signals. Under the applicable statutory provisions and FCC rules, such negotiations must be conducted in “good faith.” FCC rules also provide stations with certain protections against cable and satellite operators importing duplicating network or syndicated programming broadcast by distant stations. Pay-TV interests and other parties continue to advocate for the FCC to alter or eliminate various aspects of the rules governing retransmission consent negotiations and stations’ exclusivity rights. If in the future changes to the retransmission consent and/or exclusivity rules were adopted, such developments could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations, which could possibly adversely impact our revenue from retransmission and advertising. In addition, virtual MVPD (vMVPD) platforms such as Hulu, YouTube TV and DIRECTV Stream are not currently classified as MVPDs subject to the FCC’s retransmission consent negotiation rules. We have distribution contracts with major network partners and vMVPD platforms for carriage of our affiliated stations’ content on these platforms.

NextGen TV (ATSC 3.0). In November 2017, the FCC adopted an order authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. On June 20, 2023, the FCC adopted an order extending and revising certain of its rules governing the ATSC 3.0 transition. The new standard makes possible a variety of benefits for both broadcasters and viewers, including better sound and picture quality, hyper-localized programming including news and weather, enhanced emergency alerts, improved mobile reception, the use of targeted advertising, and more efficient use of spectrum, potentially allowing for more multicast streams to be aired on the same 6 megahertz channel. However, ATSC 3.0 is not backwards compatible with existing television equipment. To ensure continued service to all viewers, the FCC requires full-power television stations that transition to the new standard to continue broadcasting a version of at least the station’s primary program stream in the existing DTV standard (known as ATSC 1.0) until the FCC phases out the requirement in a future order. Current rules require the content of this primary stream simulcast signal to be substantially similar to the programming aired on the station’s ATSC 3.0 primary program stream until July 17, 2027. Transitioning a station to ATSC 3.0 is voluntary under current FCC rules and may require significant expenditures. As of December 31, 2023, we are broadcasting the primary channels of KGW (Portland, OR), WTSP (Tampa, FL), KUSA (Denver, CO), KING (Seattle, WA), KONG (Everett, WA), WGRZ (Buffalo, NY), KXTV (Sacramento, CA), KPNX (Mesa, AZ), WCNC (Charlotte, NC), KTHV (Little Rock, AR), WXIA (Atlanta, GA), KSDK (St. Louis, MO), WTHR (Indianapolis, IN), WTIC (Hartford, CT), WCCT (Waterbury, CT), KHOU (Houston, TX), WUSA (Washington, DC), WHAS (Louisville, KY), WWL (New Orleans, LA), WUPL (Slidell, LA), and KARE (Minneapolis, MN) in both ATSC 1.0 and ATSC 3.0 formats. In each case, in accordance with FCC rules, we have entered into channel sharing agreements with other local broadcasters in the market to facilitate this transition by hosting the applicable primary channel in either ATSC 1.0 or 3.0 format. We expect to continue rolling out the new standard in coordination with other broadcasters, taking into account relevant market dynamics and our overall capital planning. As we roll ATSC 3.0 service out to our stations, there can be no guarantee that such service will earn sufficient additional revenues to offset the related expenditures.

Our Regulatory Matters

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

In addition to these federal regulations, various states have authority under the federal statutes mentioned above. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violating these laws and regulations. We believe that we have complied with such proceedings and orders at our stations without any materially adverse effect on our Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports are available free of charge on our investor website, under “Investors” at www.tegna.com as soon as reasonably practical after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). We also routinely post important information for investors on our investor website, under “Investors” at www.tegna.com. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. In addition, copies of our annual reports will be made available, free of charge, upon written request. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including TEGNA Inc.

Our Human Capital

Our people play an important role in our success in today’s rapidly evolving media landscape. Our key human capital management objectives are to attract, retain and develop the highest caliber talent in our industry. Our human resources programs are designed to support these objectives by offering competitive pay, industry-leading benefits and development and growth opportunities. We strive to foster diversity, inclusion and innovation in our culture through our human resources, sales and journalism programs and policies. As of December 31, 2023, we employed approximately 6,200 full-time and part-time people (including 106 corporate headquarters employees), all of whom were located in the United States.

Diversity, Equity and Inclusion – To strengthen accountability in diversity in the governance of the Company, the Board has adopted specific areas of oversight for each Board committee regarding how TEGNA approaches diversity:

•The Leadership Development and Compensation Committee is responsible for monitoring the Company’s performance in diversity, inclusion and equal employment opportunity, supporting our commitment to these principles and the continuation of our efforts to gain and maintain diversity among our employees and management.
•The Governance, Public Policy and Corporate Responsibility Committee is responsible for monitoring the racial, ethnic and gender diversity of the Board. The committee also reviews with management the company’s approach to, and initiatives and support for, promoting racial and ethnic diversity in our news and other content through inclusive journalism and racial and ethnic diversity in our editorial decision-making and leadership.
•The Audit Committee is responsible for monitoring the company’s finance and asset management-related diversity and inclusion efforts, including our investments and purchasing involving minority-owned businesses.

The Board and management team early in 2021 undertook several initiatives to drive meaningful and sustainable progress toward becoming more inclusive and racially diverse, including setting quantifiable five-year Diversity, Equity and Inclusion goals. We established these goals with the belief that a deliberate approach and focus on improving Black, Indigenous and People of Color (BIPOC) representation on content teams, content leadership and company leadership roles will enable us to make the biggest impact to our inclusive culture and for our communities. Ensuring our content teams and editorial decision-making are inclusive enables us to authentically represent the perspectives and experiences of all our audiences, fostering trust while better serving the diverse needs of our communities.

We are determined by year-end 2025 to increase representation of Black, Indigenous and People of Color (“BIPOC”) as follows:

•In station-level content teams in news, digital and marketing to reflect the aggregate BIPOC diversity of the communities we serve, which is approximately 36 percent.
•In station-level content leadership roles by 50 percent.
•Across all management within the company by 50 percent.

In 2023, TEGNA continued to make progress toward achieving our DE&I goals. With the support of our Board of Directors, management team, station management, our local Diversity & Inclusion (“D&I”) working groups, and our employees, we are on a solid path to increasing representation at TEGNA and reaching our objective of being as diverse as the dozens of communities we serve.

2025 Diversity and Inclusions Goals and 2023 Progress

Content Teams: Increase the diversity of our content teams (news, digital and marketing employees) to reflect the aggregate BIPOC* diversity of the communities we serve, which is ~36%.	Content Leadership: Increase BIPOC representation in content leadership roles by 50%.	Company Leadership: Increase BIPOC representation across all management roles within the organization by 50%.

* BIPOC = Black, Indigenous, and People of Color

	CONTENT TEAMS	CONTENT LEADERSHIP	COMPANY LEADERSHIP	ALL EMPLOYEES
2025 BIPOC Goals	Reflect markets at ~36%	Increase by 50%	Increase by 50%
	On track	On track	On track
2023 BIPOC Progress	1/1/21 - 27% 12/31/21 - 30% 12/31/22 - 32% 12/31/23 - 33%	1/1/21 - 17% 12/31/21 - 20% 12/31/22 - 23% 12/31/23 - 24%	1/1/21 - 16% 12/31/21 - 18% 12/31/22 - 20% 12/31/23 - 21%	1/1/21 - 25% 12/31/21 - 27% 12/31/22 - 29% 12/31/23 - 30%

2023 Female Representation	1/1/21 - 46% 12/31/21 - 46% 12/31/22 - 45% 12/31/23 - 44%	1/1/21 - 45% 12/31/21 - 44% 12/31/22 - 44% 12/31/23 - 43%	1/1/21 - 41% 12/31/21 - 42% 12/31/22 - 42% 12/31/23 - 41%	1/1/21 - 47% 12/31/21 - 47% 12/31/22 - 47% 12/31/23 - 46%

	ASIAN	BLACK OR AFRICAN AMERICAN	HISPANIC OR LATINO	WHITE	OTHER	N/A*
All Employees	3.2%	12.8%	11.0%	67.9%	2.7%	2.4%

				* N/A - not available or not disclosed
To support our goals, we are actively seeking diverse talent through recruiting and professional development, investing in a multiyear Inclusive Journalism program, gathering regular input from our employees and providing training and learning opportunities.

The following are the five pillars that support achieving our DE&I goals and notable progress we have made in 2023:

1.Talent Pipeline and Bench Strength: Increase partnerships with diverse professional organizations, historically black colleges and universities (HBCUs), Hispanic-serving institutions, and universities. Continue building on our existing internship, Producer-in-Residence, and other programs.

•Progress: In 2023, to grow our talent and offer opportunities for networking and professional development, we provided grants to 30 employees to attend six journalism conferences, including the Asian Americans Journalist Association (AAJA), the National Association of Black Journalists (NABJ), the National Association of Hispanic Journalists (NAHJ), and NLGJA: The Association of LGBTQ+ Journalists (NLGJA). During NABJ, TEGNA sponsored a panel for producers on best practices led by leaders in our local newsrooms. As part of our presence at all conferences, we invite employees to network and share ideas with each other, across markets. Looking at our internal Growth & Development programs, women and people of color comprised a majority of participants in both our company internship program and Producer-in-Residence programs. Additionally, more than half of participants in our News Leadership Forum program, which is tailored training for emerging content leaders, were employees of color and more than half were women.

2. Leadership Compensation Tied to Diversity and Inclusion Goals: Enhance our diversity and inclusion goals for key leaders in the organization.

•Progress: We delivered on our commitment to ensure that D&I goals are embedded meaningfully into both our annual performance management and our bonus processes for 2023. We also finalized our 2024 measures for key leaders.

3. Multi-Year Inclusive Journalism Program: Development and launch of customized, multi-year inclusive journalism program with expert external partners.

•Progress: Begun in 2020, TEGNA’s Inclusive Journalism Program continues to bring meaningful change to our 49 newsrooms and their coverage. The customized program, developed in partnership with the Poynter Institute, strives to deliver storytelling that reflects the communities TEGNA serves while enhancing our stations’ racial diversity and inclusion. In 2023, Inclusive Journalism Program training for all new content employees continued, and the second leadership program for middle managers – an initiative started in 2022 – was held in an effort to increase diversity in content and other leadership positions. The third round of diversity and inclusion audits by Horowitz Research began at stations and includes broadcast, digital and marketing content. These audits foster fresh ways for newsrooms to engage and better represent their communities, including creation of Race and Culture positions and units, community days so journalists can develop relationships with underrepresented communities, and community Equity and Inclusion committees. As a result of this program, several stations have begun programs that cover traditionally underrepresented communities and topics, including KARE’s Lifting Voices initiative in Minneapolis-St. Paul, KSDK’s RACE: Listen. Learn. Live., and WXIA in Atlanta’s Voices for Equality.

4. Leverage Insights from Employee Feedback: Employ employee input to improve our action planning and accountability.

•Progress: In 2023, we conducted a company-wide Employee Survey that showed significant improvement in employees’ belief that we are committed to the hiring and promotion of BIPOC individuals. This is also reflected in our diverse workforce. Additionally, our local D&I teams at stations continued to partner with local leaders to apply ideas that enhance inclusion at our stations. Input from these groups led to several actions, including development of an inclusive leadership interview matrix, as well as establishment of local diverse interview panels, local mentoring networks, and inclusive hiring training for managers, among others.

5. Employee Training: Provide employees with ongoing resources and platforms to increase learning and discussion on D&I topics to support a culture of belonging.

•Progress: In 2022, we launched a comprehensive resource for all employees related to all D&I related information, including our company-wide Diversity in Action newsletter, D&I Roundtable series, and stories from our Race and Culture teams across TEGNA. Recently, a new section has been added to allow local station D&I committees to share local updates. In February, we launched a monthly series to highlight employees’ unique cultural perspectives called “Share Your Culture.” Launched in 2022, the Diversity in Action newsletter provides regular D&I updates for all employees and was distributed on a bi-monthly basis throughout 2023. The newsletter also included highlights from stations’ reporting focused on diverse communities and topics, best practices shared by local D&I committees, and D&I resources for continued learning. Inclusive Hiring training, developed in partnership with TEGNA’s recruiters, was offered to hiring managers for a third year. Training is also available to human resources business partners and general managers. The Office of Diversity and Inclusion also offers training to prevent and address microaggressions. TEGNA has continued its partnership first developed in 2021 with the National Center for Civil and Human Rights (NCCHR). NCCHR has provided training on such topics as defining DEI, implicit bias and microaggressions, with new training modules scheduled to be available in 2024.

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

We are investing in and growing our talent pipeline through specialized programs for managers and leaders, content and sales employees, and high-potential early career talent, including:

•Manager Training: We invest in the learning and development of our managers as we believe they are critical to the company’s long-term success. Our manager training is based on TEGNA’s critical leadership skills and provides a targeted and progressive curriculum. The curriculum delivers tailored content for managers depending on their leadership level. This program includes content on foundational policies and procedures, how to lead effectively, how managers can foster a high-performing team, and how to lead strategically through change and collaboration. In 2022 and 2023, we trained 175 manager and director-level employees for a total of 3,500 hours of dedicated leadership training.

•Leadership Development Programs: Based on our critical leadership skills, we enhanced our formal leadership development programs, including Leadership in Action and Executive Leadership Development, to ensure our current and future director-level and VP-level talent have the necessary development and training to prepare them to step into larger leadership roles in the future. In 2023, our Leadership in Action group was comprised of 26 leaders with 35% of participants represented by people of color and 50% identifying as female. Since each program’s inception, we’ve graduated close to 100 leaders. As an outcome of our Executive Leadership Program, 43% of participants have been promoted into general manager or larger leadership roles in the organization. Twenty-six percent of participants in our Leadership in Action Program have been promoted into director-level roles, with the last group graduating at the end of 2023.

•News Leadership Forum: The News Leadership Forum is an eight-month, all virtual training program to prepare future news and digital leaders in our company. The goal of the program is to prepare our content leaders for day-to-day operational newsroom responsibilities, including leadership. In 2023, we completed one class comprised of 51 participants with 51% of participants represented by journalists of color and 57% identifying as female. News Leadership Forum participants completed more than 35 hours of training during this program between 2022 and 2023.

•Content Training: We offer ongoing learning and development opportunities for our content teams to improve their storytelling and production skills, help them to create more innovative content, improve on digital and social training, share best practices and more. Content leaders in our newsrooms were offered more than 600 hours of training opportunities in 2023.

•Sales Training: We provide our sales teams with training opportunities to increase their skills and knowledge. In 2023, we held seven workshops to develop better understanding of our Premion product and over-the-top (OTT) advertising among our salesforces. We also offered a Confidence Builder Series, providing resources and insights to our sales teams focused on multiple aspects around sales, including client success stories, prospecting and connecting tips, and client thought leadership. In addition to the Premion workshops offered in 2023, our sales and digital sales teams were offered hundreds of hours of ongoing opportunities for virtual training and best practices sharing, in addition to in-person trainings during station visits.

We have also developed and implemented a variety of training courses to help foster our high-performing and accountable culture. Courses offered in 2023 included:

•How to create a S.M.A.R.T. (specific, measurable, attainable, relevant, and time-based) performance goal.
•How to give and receive feedback.

To support professional development across the company, training is provided for employees and managers on how to write effective performance reviews, how to create performance and development goals, and how to have career coaching conversations.

To grow and develop new talent, TEGNA offers the following early career programs:

•Producer-in-Residence Program: TEGNA’s Producer-in-Residence (PIR) program has grown to one of the largest entry-level producer development programs in the industry. We search for PIR participants at major journalism schools as well as regional universities and colleges, including several historically Black institutions, with more than 61% of participants in the program being journalists of color since its launch in 2018. The program includes a producer boot camp followed by two years of early career training as a producer at one of our local stations. In the last six years, we have promoted 83% of the 180 PIRs graduates hired into a regular producer position at a TEGNA station before the end of two years. In 2023, we hired 50 program graduates, with 64% represented by journalists of color and 60% identifying as female.

•Summer Intern Program: TEGNA’s Summer Intern program provides rising college seniors with meaningful work assignments, connections to the communities we serve, and career development opportunities. We offer a variety of intern tracks, including producer, advertising/sales and marketing. The program has improved our intern-to-employee conversion rate and has notably increased diversity in our early career roles. In 2023, TEGNA employed 36 interns, with 56% of participants represented by people of color and 72% identifying as female.

Employee Well-Being – Maintaining the health and well-being of our employees and their families is a top priority for our company. TEGNA benefits offer

•Plan Choice: TEGNA offers two medical plans, a Consumer Choice Health Plan (CCHP) and a Preferred Provider Organization (PPO) plan. Both plans offer access to the same network of providers, preventive care options and affordable prescription medication. Our plans are designed to support the various life stages of our employees and their families.
•Free Dental Coverage for Children: Employees can elect dental coverage from Delta Dental of Virginia without a TEGNA medical plan. Delta Dental’s Right Start 4 Kids program offers 100% coverage for diagnostic, preventive, basic, and major services for dependent children up to age 13.

•Enhanced Prescription Drug Care: TEGNA has partnered with PrudentRx to cover certain specialty medications at 100%. Our prescription drug partner, CVS Caremark, has launched Caremark® Cost Saver™ to provide automatic access to GoodRx’s prescription pricing, ensuring employees always pay the lower price for generic medications.
•Virtual Telehealth: In today’s mobile world, having access to healthcare on-the-go is important. Through Teladoc®, employees have 24/7 access to on-demand U.S. board-certified doctors and clinicians for non-emergency or general medical care who are available through video, phone or mobile app. TEGNA covers up to nine visits per family annually.

Mental Well-being: TEGNA provides employees a wide variety of mental health related benefits:

•Spring Health provides convenient, comprehensive and confidential wellness services, available 24/7. The program covers 12 therapy sessions annually for employees and each of their family members – even if the employee is not enrolled in TEGNA’s medical plans. Employees are paired with a Care Navigator, a licensed mental health professional, for hands-on guidance and care coordination. They can also recommend other in-network providers.
•For employees on TEGNA’s benefits plan, BlueCross BlueShield of Texas offers telehealth benefits that deliver live video or phone consultations with a provider, including mental health providers.
•Throughout 2023, we hosted mental health webinars focusing on winning the battle against burnout, mindfulness to improve sleep and journaling, as well as special webinars focused on current events that may impact employee well-being.

Life and Family: TEGNA also provides a number of benefits to support our employees in their personal and family life, including:

•TEGNA 401(k) Savings Plan: TEGNA’s 401(k) Savings Plan helps employees save now so they can experience financial security in the future. All employees, including part-time and temporary employees, can participate in the program. Contributions made up to the first four percent of pay are eligible for a 100 percent match from the company. Employees are immediately 100 percent vested in all contributions, including the company match.
•Fertility Benefits: Fertility benefits are covered at no additional cost to employees enrolled in TEGNA’s medical plans. The plan connects employees to the highest quality fertility specialists across the U.S. who use the latest advancements in science and technology to increase the chances of a healthy and successful pregnancy.
•Parental Leave: All new parents receive at least six weeks of parental leave to focus on their growing family. Women who give birth can take a minimum of 12 weeks maternity leave paid at 100 percent.
•Adoption or Surrogacy Assistance: Adoption and surrogacy assistance helps to pay for expenses incurred in building a family. The plan will reimburse 100 percent of eligible expenses to a maximum of $10,000.
•Family First Caregiving Assistance: Employees have access to Family First, which provides care plans, ongoing support, and help managing legal, emotional and financial issues related to caring for aging parents or chronically ill family members.
•Care@Work: A partnership with Care@Work by Care.com helps employees manage family care needs while balancing work, including child, elder or pet care. Through the premium membership, employees have unlimited access to find local caregivers 24/7 and the ability to message caregivers and review background check options.
•Volunteerism and Matching Gifts: Our mission to serve the greater good of our communities goes beyond keeping our audience informed and safe. TEGNA and our stations take an active role in helping make our communities better places to live and work. Through the TEGNA Foundation, employees receive 10 hours of PTO annually for volunteer work and receive a Matching Gift for donations to the causes and nonprofits important to them.
•Time Away: Time away from the office is an important benefit that enables employees to relax and refresh mentally and physically. TEGNA’s paid time off program gives them the flexibility to take time off by combining vacation, sick and floating holidays. Company holidays are observed throughout the year.

Journalist Safety: Our head of security and safety coordinates ongoing safety training in all our newsrooms as part of our protection protocols for journalists.

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

Information About our Executive Officers - Our executive officers as of February 29, 2024 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. All officers serve at the discretion of the Board of Directors.

David T. Lougee - President and Chief Executive Officer (June 2017-present); TEGNA director (2017-present). Formerly: President, TEGNA Media (July 2007-June 2017). Age 65.

Lynn Beall (Trelstad) - Executive Vice President and Chief Operating Officer of Media Operations (June 2017-present). Formerly: Executive Vice President and Chief Operating Officer, TEGNA Media. Age 63.

Julie Heskett - Senior Vice President and Chief Financial Officer (January 2024-present). Formerly: Senior Vice President, Financial Planning and Head of Investor Relations, TEGNA Inc. (December 2021 - December 2023), Senior Vice President, Financial Planning and Business Operations, TEGNA Inc. (June 2017 - December 2021). Age 51.

Lauren Fisher (Newberg) - Senior Vice President and Chief Legal Officer (November 2023-present). Formerly: Chief Legal Officer and Corporate Secretary of Vox Media (August 2008 - November 2023). Age 55.

Tom Cox - Senior Vice President, Digital and Chief Growth Officer (February 2024 - present). Formerly: President of Premion and Senior Vice President, Business Development (January 2020 - February 2024), Senior Vice President, Business Development (June 2017 - January 2020). Age 46.

Our Corporate Responsibility and Sustainability

Our enduring purpose to serve the greater good of our communities guides us, and our values – inclusion, integrity, innovation, impact and results – propel our stations and employees to be forces for positive change in the communities where we live and work.

Our Board’s Governance, Public Policy and Corporate Responsibility Committee monitors, in coordination with the Board and other Board committees regarding matters within their purview, the company’s policies and programs relating to corporate responsibility matters, including:

•TEGNA’s strategy and initiatives to serve the greater good of our local communities while strengthening our business and protecting and enhancing TEGNA’s long-term value to our employees, shareholders and communities

•TEGNA’s policies and commitment to managing our environmental impact responsibly and sustainably and educating the public on these issues through our journalism

As a result of the Board’s ongoing oversight of TEGNA’s corporate responsibility and outreach to our shareholders, over the past few years we have made several enhancements to our disclosures, including:

•Publishing updates to provide information on our corporate social responsibility initiatives to stakeholders

•Providing Equity and Inclusion updates to further enhance discussion of diversity and leadership initiatives and the progress made on each of our 2025 DE&I goals

•Providing an overview of our sustainability efforts to describe how TEGNA is intensifying our focus on being responsible stewards of our resources

•Aligning our reporting with Sustainability Accounting Standards Board (SASB) guidelines for the Media & Entertainment industry in response to investor feedback

Environmental Commitment – We are focused on being responsible stewards of our resources, recognizing the necessity for progress on our planet’s environmental and sustainability challenges. We have enhanced our oversight, programs, reporting and accountability to further our commitment to minimize our carbon footprint and protect and preserve the environment.

Our stations continue to bring focus on environmental and sustainability issues across the country and the globe. They regularly report on environmental and climate issues that impact their communities and, increasingly, they are highlighting stories about solutions to address those effects.

For example, NEWS CENTER Maine continued its commitment to raising awareness, fostering understanding, and catalyzing action in the face of climate change. By bringing stories to viewers each week, that station aims to empower its community to be stewards of Maine’s natural beauty and architects of a sustainable future.

WWL in New Orleans investigated saltwater intrusion and its impact and risk to the community. As saltwater comes up the Mississippi River it impacts local water supplies; the station educates the community about what specific water supplies are impacted, and when residents need to make the switch to bottled water for safety reasons. WWL also outlines what the Army Corps of Engineers is doing to mitigate risk and improve water safety and reliability, including shifting project timelines.

KXTV in Sacramento continued coverage on the California drought and its impact in the community, including welcome news in the spring on how the winter brought an unexpected deluge to the state, improving the short-term drought outlook.

KUSA in Denver pursued in court the release of text messages from employees’ personal phones from the night a hailstorm injured more than 100 people at Red Rocks Amphitheater in June. A judge ruled from the bench that the texts were indeed public records and ordered their release, setting a precedent. The text messages proved that improvements are necessary to the steps taken to warn fans about severe weather threats.

WUSA in Washington, D.C. continued its #EnvironmentMatters Initiative through community service projects, education-focused events, and environmental storytelling. The station held four Recycle Days covering all locations in the greater DMV area, collecting items ranging from electronics to youth sports equipment. Four area middle schools submitted environmental projects to the station and received educational support and materials from The Smithsonian Science and Education Center; each school was also awarded $5,000 from corporate sponsor Washington Gas to develop their projects. In addition, the WUSA meteorology team visited local elementary and middle schools and produced at least two stories per week on environmental issues.

Three TEGNA stations in Texas (WFAA in Dallas, KVUE in Austin, and KHOU in Houston) covered the Electric Reliability Council of Texas’s (ERCOT) work to ensure a stable power grid for Texans, including informing viewers on specific times when ERCOT is requesting energy conservation efforts from residents. The stations investigated concerns that winter could once again strain Texas’s power grid, and what ERCOT’s plan is for power reserves.

Additionally, TEGNA stations support environmental and sustainability issues through the TEGNA Foundation’s Community Grants program. WXIA in Atlanta provided support to the Greening Youth Foundation for job training for careers in sustainability, conservation and the environment. WKYC in Cleveland supported educational programs for middle school students at the Great Lakes Museum of Science. KTHV in Little Rock supported an AmeriCorps program, Full Circle FarmCorps, focused on community gardening.

TEGNA continued to focus on reducing business travel by using video conferencing technology across the company. We continue to apply thoughtful energy efficiency strategies, including updating stations’ studio lighting to LEDs, replacing inefficient HVAC systems and replacing roofs with energy efficient materials. To operate in an environmentally friendly way, our environmental policies include practices for recycling and responsible disposal of technology products and equipment such as batteries and reducing the waste we generate at corporate offices and in production processes. We regard environmental responsiveness and resource conservation as an integral part of business management, and we support finding sound solutions to environmental problems that may arise. Each employee is expected to work toward these goals and is encouraged to advise their supervisor promptly of any situation that may be in conflict with our environmental policy.

Social Impact – Exposing corruption and wrongdoing, holding elected officials and those in power accountable, giving a voice to the voiceless and telling empowering stories that impact our lives is at the heart of our purpose to serve the greater good. In 2023, our stations and news teams strove to be the most trusted sources of news in our communities and to be agents of beneficial change in the markets we serve. Our local journalists are empowered to seek out the stories that matter most to their audience and pursue investigations that expose wrongdoing while continuing to maintain the highest ethical standards.

Each year, TEGNA’s stations generate exceptional, award-winning investigative journalism that changes lives and laws in the local communities they serve. For example, KARE in Minneapolis won an esteemed 2023 Peabody Award for its investigative series, The Gap: Failure to Treat, Failure to Protect. The six-part series revealed systemic failures in the Minnesota legal system. It documented that criminal suspects deemed mentally incompetent to stand trial are often released without adequate treatment or supervision, leading to tragic consequences.

The Peabody Awards celebrate excellence in storytelling that reflects social issues, and KARE was the only local TV news station to be selected among the 35 winners. KARE’s findings led to a change in Minnesota law regarding competency and treatment. Reporters A.J. Lagoe and Brandon Stahl, along with investigative producer Steve Eckert and photojournalists Gary Knox, David Peterlinz and Ronald Stover, were honored with the award.

Anchor and investigative reporter Katie Moore of New Orleans’ WWL received the 2023 award from The National Academy of Television Arts & Sciences (NATAS) for her series, The Man Behind the Warehouse. This three-part investigation disclosed how more than 840 residents from Southeast Louisiana nursing homes lived in deplorable conditions at a warehouse complex approved by the state’s health department after they were evacuated as Hurricane Ida approached.

The series featured what New Orleans photographer Michael Terranova endured at the warehouse after being evacuated from a nursing home. It also related the emotional story of another nursing home resident who died of health problems blamed on the squalid warehouse conditions.

KXTV in Sacramento won the 2023 Edward R. Murrow Investigative Reporting Award in the large market TV category for Fire – Power – Money: Who’s Behind the PG&E Bailout? series. The award honored KXTV’s continuing investigation into the most destructive wildfire in U.S. history, caused by PG&E, the nation’s biggest utility. PG&E has over 90 felony convictions related to the disaster that killed 142 people and displaced over 70,000.

The Murrow Award honored KXTV’s reporting on how Gov. Gavin Newsom’s administration and state leaders protected PG&E despite its repeated convictions, including having the law firm that had represented the utility write the governor’s PG&E bailout law. The series, created five years ago by KXTV’s investigative reporter Brandon Rittiman and executive producer Gonzalo Magaña, also won a 2022 Alfred I. duPont-Columbia University Award. The KXTV series has centered on PG&E’s criminal acts and is expected to become a KXTV feature-length documentary in mid-2024.

Our mission to serve the greater good of our communities goes beyond keeping our audience informed and safe. TEGNA and our stations take an active role in helping make our communities better places to live and work. Through the TEGNA Foundation, we work to improve lives in the communities we serve by contributing to a variety of local charitable causes through Community Grants. Through its other programs, the TEGNA Foundation invests in the future of the media industry through Media Grants, supports employee giving and volunteerism, and contributes to a variety of charitable causes. For these efforts, in 2023, TEGNA was recognized by The Civic 50 for a fourth consecutive year as one of the 50 most community-minded companies in the United States and the Telecommunications Sector Leader.

The TEGNA Foundation’s local Community Grants program is the main vehicle for distributing charitable donations within our communities. Each year, TEGNA stations identify pressing needs in their communities and partner with local nonprofit organizations to help address these issues. Grants are distributed within the United Nations Sustainable Development Goal framework, with the majority of 2023 grants supporting three major categories: Good Health and Well-Being (59%); Quality Education (21%); and Zero Hunger (13%).

TEGNA stations amplify the impact of charitable donations through on-air and digital awareness campaigns to raise the profile of important issues and causes and through employee volunteerism. In 2023, through the TEGNA Foundation Community Grants program, stations made 385 grants totaling $1.85M.

In addition to the Community Grants program, TEGNA stations help to raise more than $100 million each year to support diverse local causes that address specific needs in our communities.

In 2023, WFAA in Dallas aligned its TEGNA Foundation grantmaking with Communities Foundation of Texas’s North Texas Giving Day, the largest community-wide giving event in the nation, which raises funds and brings awareness to local nonprofit organizations. WFAA focused the second round of their 2023 grantmaking on grassroots nonprofit organizations that are making a big local impact, choosing 16 grant recipients with the majority having budgets under $3 million. WFAA’s grantees and other local nonprofit organizations joined WFAA’s morning show “Daybreak” live for a North Texas Giving Day pep rally to kick off the day-long giving event, which raised $63.9 million in 18 hours.

KFMB’s community of San Diego has been greatly impacted by food insecurity. The nonprofit organization Feeding San Diego reported that first time-visits to their food bank have increased greatly over the past year. The station made a general operating support grant to Feeding San Diego to provide life-saving nourishment to community members in need. In addition to the grant, the KFMB team partnered with the organization to sort, clean, and package food for more than 770 local households in need of fresh, quality nutrition at food distribution sites throughout San Diego County.

For more than four decades, NEWS CENTER Maine has run the Coats and Toys for Kids Campaign between Thanksgiving and New Year’s Eve. Each year, the station requests that viewers drop off new or gently used coats and new unwrapped toys at two local grocery store chains throughout the state. NEWS CENTER Maine partners with a local dry cleaner to clean all coats, and the Salvation Army then distributes the coats throughout the state to those in need. This year, on Coats and Toys for Kids Day, the station collected more than 2,000 coats and toys, in addition to cash donations.

KXTV in Sacramento continued its Stand Against Hunger campaign for the fourth year in a row, raising more than $1 million for seven area food banks serving its community. The station launches its yearly campaign through stories highlighting each food bank participating, details about how food insecurity is impacting the local community, and interviews with local leaders. KXTV partners with other local businesses to maximize their impact and increase local fundraising, while also making a TEGNA Foundation Community Grant to each food bank. The station also creates staff and community volunteer engagement events at each food bank.

The TEGNA Foundation in 2023 awarded 11 annual Media Grants, totaling $135,000, to support training for the next generation of diverse journalists; education and development opportunities for journalists and other professionals in the media field; and protection of First Amendment freedoms. With a TEGNA Foundation Media Grant, the National Association of Black Journalists held an Investigative Journalism panel at its annual convention. The panel, Digging Deeper on Deadline, explored how to deliver quick investigations. Reporter and co-anchor Channing Curtis of KREM in Spokane, Wash., served on the four-member panel that offered tips on getting investigations out the door fast while juggling other duties. The panel drew many young journalists from smaller TV markets where the newsroom isn’t very diverse. Panelists provided insights on how to thrive and engrain themselves into a community when station resources often are lacking.

Additional Media Grants went to the American Bar Association Fund for Justice and Education to support the First Amendment and Media Law Diversity Moot Court Competition; Asian American Journalists Association for its JCamp and Voices student programs; Carole Kneeland Project for Responsible Television Journalism to support boot camps, training, and online continuing education in honor of the organization’s 25th anniversary year; and Investigative Reporters and Editors Inc. for two Freedom of Information Act sessions and the Media Lawyer Brown Bag lunch session at the 2023 annual conference.

  Grants also went to NLGJA: The Association of LGBTQ Journalists to support the CONNECT: Student Journalism Training Program, a conference for LGBTQ student journalists; Indigenous Journalists Association to support student programming at their annual conference; Online News Association to support student/new professional scholarships for the 2023 conference; National Association of Hispanic Journalists to support student scholarships at the annual conference and the 2023 NAHJ Emerging Journalists Puerto Rico Summit; Poynter Institute for Media Studies to support the 2023 Leadership Academy for Diversity in Media; and the Radio Television Digital News Foundation for student support at the 2023 conference.

In 2022, TEGNA Foundation formalized its DE&I grantmaking by creating a new grant program and employee committee. Grants provide critical support and resources to underserved groups or communities. The program particularly favors making grants to organizations that are led by a diverse staff and serving the communities where TEGNA does business. In 2023, the grant committee recommended 39 grants to support local efforts in environmental justice, disability pride awareness, the LGBTQ+ youth and senior communities, and the Hispanic and Asian American communities.

The Foundation also made several special grants in 2023, including:

•Continued support for the mission of Reporters Committee for Freedom of the Press, to protect the right to gather and distribute news

•Support for Freedom of the Press Foundation’s cybersecurity trainings for journalists

•Support for broadcasters in need, through the Broadcasters Foundation of America

•Support for The Media Institute in its nonpartisan efforts to promote freedom of speech and encourage a competitive media environment and communications industry

•Support for T. Howard Foundation’s programs seeking to increase diversity in the media industry

•Support for International Radio & Television Society Foundation’s mission to build future leaders and increasing diversity in the media industry

TEGNA employees also give back to their local communities by volunteering for and donating to causes that matter most to them. In 2023, the TEGNA Foundation matched employee donations to the nonprofits most meaningful to them. As a result, the Foundation approved more than 2,400 employee matching gifts. Over 1,000 unique nonprofits were reached through TEGNA employees’ giving. Their donations combined with TEGNA Foundation matches totaled more than $1.5 million. TEGNA supports employee participation in charitable causes, providing 10 hours of paid time off annually for volunteer work in addition to our employee matching gift program.

 Stations are also a valued resource for communities when natural disasters strike. In addition to our news coverage that keeps our audience informed and safe during disasters, our stations tell inspirational stories of heroism and hope to help our communities pull together during times of crisis. Stations also help lead fundraising initiatives when crises hit.

Corporate Governance – Our management and Board of Directors aim to create value for our shareholders through effective, ethical management of our company. Our Board of Directors has implemented strong corporate governance policies that align with best practices for publicly held companies and the evolving expectations of shareholders and institutional investors.

•Independent Board Oversight: We have an independent and diverse Board, led by an independent chair. The Board maintains objective oversight as eight out of TEGNA’s nine Directors are independent, with CEO Dave Lougee serving as the only TEGNA employee on the Board. The separation of the roles of Chair and CEO allows for effective, independent Board oversight and communication, while enabling the CEO to focus on executing the strategic plan and managing operations. The Board also conducts an annual performance evaluation to ensure the effectiveness of the Board and its committees, as well as the broader Board leadership structure.

•Active, Engaged Board: Our directors spend significant time engaged in strategy discussions in order to identify potential opportunities to create value for our shareholders. The Board also oversees risk management through regular discussions with senior leadership, considering risks in the context of our strategic plan and operations. Directors play a key role in TEGNA’s extensive shareholder engagement program, which actively seeks feedback from investors to gain a better perspective on our management, corporate governance, and performance in key areas.

•Experience Aligned with Long-Term Strategy: TEGNA’s Board maintains an “always-on” refreshment process, which facilitates the Board’s ability to ensure Directors’ expertise align with TEGNA’s strategic evolution. This process has resulted in the Board adding four independent Directors since 2017 with deep expertise in media, technology, social/digital, capital markets and transactional experience.

•Commitment to Equity and Inclusion: Our Board and management are committed to ensuring our company reflects the diversity of the communities we serve. To strengthen accountability with regard to diversity in the company’s governance, the Board has adopted specific areas of oversight for each Board committee regarding how we approach diversity:

◦The Leadership Development & Compensation Committee is responsible for monitoring and supporting our performance in diversity, inclusion and equal employment opportunity, and the continuation of our efforts to gain and maintain diversity among our employees and management.

◦The Governance, Public Policy and Corporate Responsibility Committee is responsible for monitoring the racial, ethnic and gender diversity of the Board. The committee also reviews with management our approach to, and initiatives and support for, promoting racial and ethnic diversity in our news and other content, through inclusive journalism and racial and ethnic diversity in our editorial decision-making and leadership.

◦The Audit Committee is responsible for monitoring our finance and asset management-related diversity and inclusion efforts, including our investment and purchasing involving minority-owned businesses.

In addition to the corporate governance practices discussed above, other important corporate governance practices we follow include:

•All of our directors are elected annually;
•Our directors and executive officers are subject to stock ownership guidelines;
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

MARKETS WE SERVE
TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
Alabama	Huntsville	WZDX(TV): rocketcitynow.com	Ch. 54/FOX	2025	423,570	1985
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2027	2,174,290	1970
	Mesa	KPNX(TV): 12news.com	Ch. 12/NBC	2027	2,174,290	1953
	Tucson	KMSB(TV): tucsonnewsnow.com	Ch. 11/FOX	2025	498,090	1967
		KTTU(TV): tucsonnewsnow.com	Ch. 18/MNTV	2024	498,090	1984
Arkansas	Fort Smith	KFSM-TV: 5newsonline.com	Ch. 5/CBS	2028	348,990	1956
	Little Rock	KTHV(TV): thv11.com	Ch. 11/CBS	2028	587,660	1955
California	Sacramento	KXTV(TV): abc10.com	Ch. 10/ABC	2026	1,525,760	1955
	San Diego	KFMB-TV: cbs8.com	Ch. 8/CBS	2028	1,122,930	1949
Colorado	Denver	KTVD(TV): my20denver.com	Ch. 20/MNTV	2024	1,787,410	1988
		KUSA(TV): 9news.com	Ch. 9/NBC	2027	1,787,410	1952
Connecticut	Hartford	WTIC-TV: fox61.com	Ch. 61/FOX	2025	1,034,210	1984
	Waterbury	WCCT-TV: yourcwtv.com/partners/hartford	Ch. 20/CW	2026	1,034,210	1953
District of Columbia	Washington	WUSA(TV): wusa9.com	Ch. 9/CBS	2028	2,577,690	1949
Florida	Orange Park	WJXX(TV): firstcoastnews.com	Ch. 25/ABC	2026	799,420	1989
	Jacksonville	WTLV(TV): firstcoastnews.com	Ch. 12/NBC	2027	799,420	1957
	St. Petersburg	WTSP(TV): wtsp.com	Ch. 10/CBS	2028	2,143,270	1965
Georgia	Atlanta	WATL(TV): 11alive.com	Ch. 36/MNTV	2024	2,737,480	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2027	2,737,480	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2028	255,090	1953
Idaho	Boise	KTVB(TV) (3): ktvb.com	Ch. 7/NBC	2027	341,580	1953
Illinois	Moline	WQAD-TV: wqad.com	Ch. 8/ABC	2026	301,920	1963
Indiana	Indianapolis	WTHR(TV) (4): wthr.com	Ch. 13/NBC	2027	1,205,900	1957
Iowa	Ames	WOI-DT: weareiowa.com	Ch. 5/ABC	2026	482,450	1950
	Ames	KCWI-TV: weareiowa.com	Ch. 23/CW	2026	482,450	1999
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2026	707,810	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2028	672,320	1957
	Slidell	WUPL(TV) (5): wwltv.com/mytv	Ch. 54/MNTV	2024	672,320	1955
Maine	Bangor	WLBZ(TV): newscentermaine.com	Ch. 2/NBC	2027	146,500	1954
	Portland	WCSH(TV): newscentermaine.com	Ch. 6/NBC	2027	433,250	1953
Michigan	Grand Rapids	WZZM(TV): wzzm13.com	Ch. 13/ABC	2026	784,190	1962
Minnesota	Minneapolis	KARE(TV): kare11.com	Ch. 11/NBC	2027	1,861,980	1953
Missouri	St. Louis	KSDK(TV): ksdk.com	Ch. 5/NBC	2027	1,285,040	1947
New York	Buffalo	WGRZ(TV): wgrz.com	Ch. 2/NBC	2027	641,090	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2027	1,361,740	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2028	756,270	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2027	1,552,900	1948
	Columbus	WBNS-TV (6): 10tv.com	Ch. 10/CBS	2028	1,020,490	1949
	Toledo	WTOL(TV): wtol.com	Ch. 11/CBS	2028	426,210	1958
Oregon	Portland	KGW(TV) (7): kgw.com	Ch. 8/NBC	2027	1,315,030	1956
Pennsylvania	Scranton	WNEP-TV: wnep.com	Ch. 16/ABC	2026	588,490	1954
	York	WPMT(TV): fox43.com	Ch. 43/FOX	2025	774,520	1952
South Carolina	Columbia	WLTX(TV): wltx.com	Ch. 19/CBS	2028	443,360	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2027	578,600	1956
	Memphis	WATN-TV: localmemphis.com	Ch. 24/ABC	2026	672,720	1978
		WLMT(TV): localmemphis.com	Ch. 30/CW	2026	672,720	1983
Texas	Abilene	KXVA(TV): myfoxzone.com	Ch. 15/FOX	2025	117,830	2001
	Austin	KVUE(TV): kvue.com	Ch. 24/ABC	2026	1,000,680	1971
	Beaumont	KBMT(TV) (8): 12newsnow.com	Ch. 12/ABC	2026	169,260	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2026	210,480	1964
	Dallas	WFAA(TV): wfaa.com	Ch. 8/ABC	2026	3,130,430	1949
	Decatur	KMPX(TV): wfaa.com	Ch. 29/Estrella	2025	3,130,430	1993
	Houston	KHOU(TV): khou.com	Ch. 11/CBS	2028	2,772,680	1953
	Conroe	KTBU(TV): khou.com	Ch. 55/Quest	N/A	2,772,680	2004
	Odessa	KWES-TV: newswest9.com	Ch. 9/NBC	2027	160,050	1958
	San Angelo	KIDY(TV): myfoxzone.com	Ch. 6/FOX	2025	58,460	1984
	San Antonio	KENS(TV): kens5.com	Ch. 5/CBS	2028	1,081,400	1950
	Nacogdoches	KYTX(TV): cbs19.tv	Ch. 19/CBS	2028	288,630	2008

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM
(Continued)

State/District of Columbia	City	Station/web site	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
	Temple	KCEN-TV (9): kcentv.com	Ch. 9/NBC	2027	411,930	1953
Virginia	Hampton	WVEC(TV) (10): 13newsnow.com	Ch. 13/ABC	2026	776,230	1953
Washington	Seattle	KING-TV: king5.com	Ch. 5/NBC	2027	2,070,920	1948
	Everett	KONG(TV): king5.com	Ch. 16/IND	N/A	2,070,920	1997
	Spokane	KREM(TV): krem.com	Ch. 2/CBS	2028	500,010	1954
		KSKN(TV): spokanescw22.com	Ch. 22/CW	2026	500,010	1983

(1) Channel refers to the viewer-facing “virtual” channel associated with the station’s brand, which may differ from the radio frequency channel on which the station transmits.
(2) Market TV households is number of television households in each market, according to 2023-2024 Nielsen figures.
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
(9) We also own KAGS-LD, a low power television station in Bryan, TX.
(10) We also own WYSJ-CD, a Class A low power television station in Yorktown, VA and WJHJ-LD, a low power television station in Newport News, VA.

In addition to the above television station properties, we also have the following digital and multicast network operations which support our television stations:
Locked On Podcast Network: www.lockedonpodcasts.com
Premion: www.premion.com
TEGNA Marketing Solutions: www.tegna.com/advertise
True Crime Network and Quest multicast networks: www.truecrimenetworktv.com and www.questtv.com
Verify: www.verifythis.com

INVESTMENTS We have non-controlling ownership interests in the following companies:
6AM City, Inc: www.6amcity.com
Baller TV: www.ballertv.com
Boom Shakalaka: www.booment.com
Bustle Digital Group: www.bustle.com
Canela Media: www.canelamedia.com
CareerBuilder: www.careerbuilder.com
Jackpocket Inc: www.jackpocket.com
Kin Community: www.kincommunity.com
MadHive: www.madhive.com
Pearl: www.pearltv.com
SIGNIA Venture Partners: www.signiaventurepartners.com
ViewLift: www.viewlift.com
Vizbee: www.vizbee.tv
Whistle Sports: www.teamwhistle.com

TEGNA ONLINE: News and information about us is available on our web site, www.TEGNA.com. In addition to news and other information about us, we provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically to the Securities and Exchange Commission (SEC). Certifications by our Chief Executive Officer and Chief Financial Officer are included as exhibits to our SEC reports (including to this Form 10-K). We also provide access on this web site to our Principles of Corporate Governance, the charters of our Audit, Leadership Development and Compensation, and Governance, Public Policy and Corporate Responsibility Committees and other important governance documents and policies, including our Ethics and Insider Trading Policies. Copies of all of these corporate governance documents are available to any shareholder upon written request made to our Secretary at the headquarters address. We will disclose on our web site changes to, or waivers of, our corporate ethics policy.

Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “should,” “could,” “outlook,” and “anticipates” and similar expressions as they relate to TEGNA or its management are intended to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include, without limitation, statements regarding anticipated growth rates, TEGNA’s capital allocation framework and TEGNA’s other plans, objectives and expectations. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements, many of which are outside TEGNA’s control. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to: changes in the market price of TEGNA’s shares, general market conditions, constraints, volatility, or disruptions in the capital markets; the possibility that TEGNA’s share repurchases and the execution of the capital allocation framework may not enhance long-term stockholder value; the possibility that share repurchases could increase the volatility of the price of TEGNA’s common stock; legal proceedings, judgments or settlements; the response of customers, suppliers and business partners to TEGNA’s plans, operations and business as a stand-alone company; TEGNA’s ability to re-price or renew subscribers; potential regulatory actions; changes in consumer behaviors and impacts on and modifications to TEGNA’s operations and business relating thereto; and economic, competitive, governmental, technological and other factors and risks that may affect TEGNA’s operations or financial results, which are discussed in this Annual Report on Form 10-K. Any forward-looking statements in this Annual Report on Form 10-K should be evaluated in light of these important factors.

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

Risks Related to Our Business and Industry

We are impacted by demand for advertising, which, in turn, depends on a number of factors, some of which are cyclical and many of which are beyond our control

In 2023, 44% of our revenues were derived from non-political television spot and digital advertising. Demand for advertising is highly correlated with the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. Consequently, our operating results depend on the relative strength of the economy in our principal television markets as well as the strength or weakness of regional and national economic factors. During 2023, macroeconomic conditions, including rising interest rates, the impact of inflation, along with geopolitical concerns, created economic and political uncertainty as well as volatility in U.S. and other markets. This uncertainty and volatility caused advertisers to pull back on spending affecting our AMS revenue results. This may very well continue into 2024.

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

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in traditional and new businesses

Advertising and marketing services produce a significant portion of our revenues, with our stations’ affiliated desktop, mobile and tablet advertising revenues, as well as our OTT product offerings being important components. Technology, particularly new video formats, streaming and downloading capabilities via the Internet, video-on-demand and other devices and technologies used in the entertainment industry continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through so-called “cutting the cord” and other consumption strategies.

These innovations may affect our ability to maintain the audience for our linear television product, which may make our television stations less attractive to advertisers. For example, increasing demand for content generated for consumption through other forms of media such as Amazon Prime Video, Disney+, Max, Hulu, Netflix, Paramount+ or Peacock could cause our advertising revenues to decline as a result of changes to the ratings of our programming, which may materially negatively affect our business and results of operations.

The value of our assets or operations may be diminished if our information technology systems fail to perform adequately

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems, including systems hosted and operated by third-party vendors on our behalf, to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. The failure of information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, broadcasting disruptions, and loss of sales and customers, causing our business and results to be impacted.

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

In addition to the operational risks described above, our information technology systems and infrastructure, and that of our vendors, are also exposed to increasing risks related to cybersecurity incidents. Cybersecurity attacks by third parties with malicious intent, including but not limited to, attacks on these systems, pose risks to our company. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks, and other methods. We take measures to minimize the risk and impact of a cyber-attack, including utilization of multi-factor authentication, deployment of firewalls, virtual private networks for mobile connections, elevated access controls, standardized vendor access, active patching monitoring / logging, and regular training of our employees related to protecting sensitive information and recognizing “phishing” attacks. The measures we employ may not always be effective to prevent or detect cyber-attacks or incidents, and unauthorized access to our technology and confidential information may occur. Depending on the severity of the incident or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. In addition, cybersecurity incidents could subject us to civil liability to customers and other third parties, as well as fines, penalties, or other legal recourse imposed by governmental or regulatory authorities, which could be substantial. We maintain cyber risk insurance, but this insurance may not cover, or may be insufficient to cover, all of our losses from incidents impacting our systems or those of our vendors. In addition, our business operations may be disrupted, and our results of operations may be impaired, by the impact of breaches or cyber-attacks on our vendors, and these potential disruptions and impairments may not be covered by our insurance policies.

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

Each of our network affiliation agreements has a stated expiration date. With respect to the major broadcast networks, our principal expirations occur in the following years: NBC-early 2027, CBS-2028, ABC-2026 and Fox-2025. If renewed, our network affiliation agreements may be renewed on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

In recent years, the networks have begun streaming their programming directly to consumers on the Internet and other distribution platforms (e.g., CBS on Paramount+ and NBC on Peacock), in some cases live or within a short period of the original network programming broadcast on local television stations, including those we own. An increase in the availability of network programming on alternative platforms that either bypass or provide less favorable terms to local stations – such as cable channels, the Internet and other distribution vehicles – may dilute the exclusivity and the value of network programming originally broadcast by our stations and could adversely affect the business, financial condition and results of operations of our stations.

Our retransmission consent agreements with major cable, satellite and telecommunications service providers (also referred to as multichannel video programming distributors or MVPDs) permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us (which we classify as subscription revenues). This source of revenue represented approximately 52% of our 2023 total revenues. On occasion, we may not be able to agree on mutually acceptable terms when negotiating renewals as we experienced in renewal negotiations with a major MVPD in early December 2023 which was subsequently resolved in January 2024. When this happens, the MVPD will be required to cease airing our programming (commonly referred to as a “blackout” or “going dark”), and we will not be compensated by the MVPD during the period of the blackout. Future blackouts, should they occur, or if we are unable to renew our retransmission agreements on market terms, or at all, could negatively impact our business, financial condition and results of operations.

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

Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that the spin-off is taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of TEGNA or the spun-off business after the separation. If the spin-off was determined to be taxable for U.S. federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Our 2017 tax year is currently under examination by the Internal Revenue Service and the relevant federal statute of limitations remains open until September 30, 2024.

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

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations or to refinance our existing debt at reasonable rates and terms as it matures

As of December 31, 2023, we had approximately $3.09 billion in debt and approximately $1.49 billion of undrawn additional borrowing capacity under our revolving credit facility. On January 25, 2024, the revolving credit facility was amended to, among other things, reduce the Five-Year Commitments (as defined in the Credit Agreement) from $1.51 billion to $750 million and to extend the term, as further described in Part II, Item 7 below. Our fixed rate term debt matures at various times during the years 2026 - 2029. If our operating results deteriorate significantly, we may not be able to pay amounts when due and a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is generally unpredictable and volatile credit markets could make it harder for us to obtain debt financings. In addition, any amounts borrowed under the revolving credit facility in the future are subject to a variable rate.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $5.31 billion as of December 31, 2023, representing approximately 76% of our total assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary. We may subsequently experience market pressures that could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

We may not realize the anticipated benefits of our share repurchase programs and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price

On June 2, 2023, we entered into an accelerated share repurchase (ASR) program under which we repurchased $300 million of our common stock. This program was completed during the third quarter of 2023. On November 9, 2023, we entered into a second ASR program under which we repurchased an additional $325 million of our common stock. This program was completed in February 2024. Both of these ASR agreements are in addition to the $650.0 million share repurchase program authorized by our Board of Directors in December 2023 which expires on December 31, 2025.

The timing and amount of any repurchases under share repurchase programs will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation, investor confidence and the price of our common stock.

The existence of share repurchase programs could cause the price of the Company’s common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although a share repurchase program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the program.

Repurchasing common stock will reduce the amount of cash we have available to fund capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements and we may fail to realize the anticipated benefits of these share repurchase programs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

In today’s digital world, protecting our systems and data from cyberattacks and unintentional or malicious breaches is a priority for our leadership and Board of Directors. Our cybersecurity team is overseen at a high level by our Senior Vice President and Chief Technology Officer, who is directly supported by our Vice President of IT and Station Operations and our Senior Director of IT Security and Compliance. This leadership team has decades of experience leading cybersecurity oversight and managing our organization’s cybersecurity risks. Team members who support our information security program have relevant educational, industry experience, and technical certifications. The technical leadership team provides quarterly and annual cybersecurity updates to our Board of Directors, briefing the Board on our cyber program, industry trends and risks, and any incidents the Company has experienced. Directors with experience in cybersecurity and technology play crucial roles in strategy, innovation, and oversight of the Company’s technology investments. The Board oversees our annual enterprise risk assessment, where we assess key risks within the Company, including security and technology risks and cybersecurity threats.

TEGNA uses the National Institute of Standards and Technology (NIST) Cybersecurity Framework and has clearly defined policies and standards for all employees and technical systems. TEGNA’s internal Cybersecurity Council conducts quarterly meetings to discuss risks, processes, controls, strategy, and response. We use external subject matter experts to provide independent assessments of the cybersecurity program. Following the NIST Cybersecurity Framework, TEGNA utilizes internal reporting, policies, software, training programs and hardware solutions to protect and monitor our environment, including multifactor authentication on all critical systems, firewalls, intrusion, detection and prevention systems, vulnerability and penetration testing and identity management systems. Our network is continuously monitored using prevailing industry tools, and our cybersecurity team promptly investigates any anomalies. TEGNA has an extensive patching and software update program, and performance metrics are reported to our Board. All new employees are required to take a cybersecurity training course, and we have mandatory quarterly training modules for all employees.

We maintain third-party vendor policies and practices to identify, prioritize, and mitigate and remediate third party risk. Third-party access is narrowly limited in scope, granting access only to necessary systems with the lowest level of privileges required. Third-party access is monitored, and accounts are reviewed and attested to on a quarterly basis. TEGNA relies on third parties to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

TEGNA has documented and tested incident response plans, which outline the steps to be followed from incident detection to containment, recovery, and notification, including notifying functional areas, as well as senior leadership and the Board, as appropriate. With assistance from third-party cybersecurity experts, TEGNA regularly conducts cybersecurity tabletop exercises with leadership and technical teams. TEGNA conducts compliance reviews of all cybersecurity policies and procedures at least annually and utilizes an outside cybersecurity firm to evaluate the overall program. Business units are required to attest to applicable TEGNA security controls monthly.

Notwithstanding the extensive approach TEGNA takes to cybersecurity, we face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have from time to time experienced threats to our information systems and data. For more information about the cybersecurity risks we face, see the risk factor entitled “Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected” in Item 1A. “Risk Factors”.

ITEM 2. PROPERTIES

The types of properties required to support our television stations include offices, studios, sales offices, tower and transmitter sites. A listing of television station locations can be found on page 20. Our digital and multicast businesses that support our broadcast operations lease their facilities. This includes facilities for executive offices, sales offices and data centers. A listing of our digital businesses locations can be found on page 21. We lease our corporate headquarters facility, which is located in Tysons, VA. We believe that none of our individual properties represents a material amount of the total properties owned or leased.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our approximately 176.1 million outstanding shares of common stock were held by 5,483 shareholders of record as of February 26, 2024. Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA.

Purchases of Equity Securities

In December 2020, our Board of Directors authorized a share repurchase program for up to $300.0 million of our common stock over three years, which expired on December 31, 2023. The now terminated Merger Agreement did not permit us to repurchase our common stock. As a result, we suspended share repurchases under this program in February 2022 upon entering into the Merger Agreement and subsequently resumed it after the Merger Agreement was terminated in 2023. In 2023 1.7 million shares were repurchased under this program at an average share price of $15.96 for an aggregate cost of $27.9 million. No shares were repurchased in 2022 or 2021.

On June 2, 2023, we entered into our first accelerated share repurchase program (the first ASR) with JPMorgan Chase Bank, National Association (JPMorgan). Under the terms of the first ASR, we repurchased $300 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 15.2 million shares received on June 6, 2023, representing 80% ($240 million) of the value of the first ASR contract. The first ASR program was completed during the third quarter of 2023 at which time JPMorgan delivered an additional 3.1 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the first ASR program, less a discount, less the previously delivered 15.2 million shares.

On November 9, 2023, we entered into a second accelerated share repurchase (the second ASR) program with JPMorgan. Under the terms of the ASR, we repurchased $325 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 17.3 million shares received on November 13, 2023, representing 80% ($260 million) of the value of the second ASR contract. The second ASR program was completed in February 2024, at which time JPMorgan delivered an additional 4.0 million shares to us. The share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the second ASR program, less a discount, less the previously delivered 17.3 million shares.

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock through December 31, 2025. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.

The following table presents stock repurchases by the Company during the three-month period ended December 31, 2023 (in thousands, except per share amount):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2023 - October 31, 2023	—	$—	—	272,086	(1)
November 1, 2023 - November 30, 2023	17,264	15.06	17,264	337,086	(2)
December 1, 2023 - December 31, 2023	—	$—	—	715,000	(3)
Total Fourth Quarter 2023	17,264		17,264

(1) Represents as of the beginning of the fourth quarter of 2023 the remaining value of the $300 million share repurchase program authorized by our Board of Directors in December 2020 which expired at the end of December 2023. In September 2023, we repurchased 1.7 million shares under this program at an aggregate cost of $27.9 million which resulted in $272.1 million remaining under the share repurchase program.

(2) In the fourth quarter of 2023 we entered into a second ASR agreement with JPMorgan to repurchase TEGNA common stock with an aggregate value of $325 million. Under the terms of the ASR, we paid JPMorgan $325 million and received an initial delivery of approximately 17.3 million shares in November of 2023, representing approximately 80% ($260 million) of the value of the second ASR. The second ASR program was completed in February 2024, at which time we received an additional 4.0 million shares. The second ASR program was separately authorized by our Board of Directors and therefore did not impact the $300 million share repurchase program authorized by our Board of Directors in December 2020 described in Note 1 above.

(3) Represents (i) the remaining $65 million (20% of the total value) under the second ASR program described in footnote 2 above and (ii) the new $650 million share repurchase program authorized by our Board of Directors in December 2023, which expires on December 31, 2025. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.

Dividend Policy

Since 2017, we have been paying a regular quarterly cash dividend. We paid dividends totaling $83.5 million in 2023 and $84.8 million in 2022. In the second quarter of 2023, we announced a 20% increase to our quarterly dividend from 9.5 to 11.375 cents per share. We paid the previously declared regular quarterly dividend of 9.5 cents per share on July 3, 2023, to stockholders of record as of the close of business on June 9, 2023, and paid the increased dividend of 11.375 cents per share on October 2, 2023 to stockholders of record as of the close of business on September 8, 2023.

Capital Allocation Plan 2024 - 2025

In late February 2024, we announced that our Board of Directors approved a comprehensive capital allocation framework to support shareholder value creation that includes a predictable and sustained distribution of free cash flow to shareholders. As part of this framework, the Company expects to return between 40 and 60 percent of its free cash flow generated in 2024-2025 to shareholders in the form of share repurchases and dividends, with the remaining free cash flow expected to be used for organic investments and/or bolt-on acquisitions and preparing for future debt retirement. Our Board of Directors will analyze all uses of capital, including regularly evaluating the dividend rate, with a goal of maximizing long-term shareholder value creation.

Our new capital allocation framework incorporates the new share repurchase program authorized by our Board of Directors in December 2023, for up to $650.0 million of our common stock. This new share repurchase program expires on December 31, 2025.

Our new capital allocation framework builds on our previous actions of returning capital to shareholders, with nearly $800 million of share repurchases and a 20 percent dividend increase committed to in 2023. Previously announced share repurchase commitments, including 8.6 million shares we received from Parent in connection with the termination of the Merger Agreement, resulted in the repurchase of approximately 50 million shares through the end of February 2024, which is approximately 22 percent of shares outstanding prior to these actions. As of December 31, 2023, we had repurchased a total of 45.9 million shares. We expect to return approximately $350 million of capital to shareholders in 2024, which is in addition to the previously announced ASR program which was completed in February 2024.

Our capital allocation plan is subject to a variety of factors, including our strategic plans, market and economic conditions and the discretion of our Board of Directors.

Comparison of Shareholder Return – 2019 to 2023

The following graph compares the performance of our common stock during the period December 31, 2018, to December 31, 2023, with the S&P 500 Index, and a peer group index we selected.

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

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of our Peer Group index is also weighted by market capitalization.

The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index, and the Peer Group index as of closing on December 31, 2018. It assumes that dividends were reinvested monthly with respect to our common stock, daily with respect to the S&P 500 Index and monthly with respect to the Peer Group companies.

		INDEXED RETURNS
		Years Ending
Company Name / Index	2018	2019	2020	2021	2022	2023
TEGNA Inc.	100	$156.37	$133.47	$180.96	$210.31	$155.89
S&P 500 Index	100	$131.49	$155.68	$200.37	$164.08	$207.21
Peer Group	100	$136.90	$129.66	$157.84	$144.71	$126.88

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

We have one operating and reportable segment. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, OTT and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g., 2022, 2024, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals and distribution of our local news content.

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

Terminated Merger Agreement

On February 22, 2022, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement), with Teton Parent Corp., a newly formed Delaware corporation (Parent), Teton Merger Corp., a newly formed Delaware corporation and an indirect wholly owned subsidiary of Parent, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General L.P., a Delaware limited partnership and CMG Media Corporation, a Delaware corporation, and certain of its subsidiaries.

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

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 36 titled ‘Operating results non-GAAP information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis.

As discussed above, our operating results are subject to significant fluctuations across yearly periods (driven by even-year election cycles). As such, in addition to year-over-year comparisons, our management team and Board of Directors also review current period operating results compared to the same period two years ago (e.g., 2023 vs. 2021). We believe this comparison provides useful information to investors, and therefore, have supplemented our prior year comparison of consolidated results to also include a comparison against 2021 results for certain financial statement line items most impacted by political advertising, including revenue, operating income and net income. In recent years, our business has evolved toward generating more recurring and highly profitable revenue streams, driven by the increased contribution of political and subscription revenue streams as a percentage of our total revenue. Such revenues have been a majority of our overall revenue the past few years and we expect this to continue.

For a comparative discussion of our results of operations for the years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.

A consolidated summary of our results is presented below (in thousands, except per share amounts):

	2023	2022	Change from 2022	2021	Change from 2021
Revenues:	$2,910,930	$3,279,245	(11%)	$2,991,093	(3%)

Operating expenses:
Cost of revenues	1,718,857	1,693,221	2%	1,598,759	8%
Business units - Selling, general and administrative expenses	412,000	414,530	(1%)	396,446	4%
Corporate - General and administrative expenses	65,933	60,108	10%	68,127	(3%)
Depreciation	59,769	61,195	(2%)	64,841	(8%)
Amortization of intangible assets	53,467	59,882	(11%)	63,011	(15%)
Asset impairment and other	3,359	(323)	***	(2,307)	***
Merger termination fee	(136,000)	—	***	—	***
Total	2,177,385	2,288,613	(5%)	2,188,877	(1%)
Operating income	733,545	990,632	(26%)	802,216	(9%)
Non-operating income (expense):
Equity loss in unconsolidated investments, net	(877)	(4,473)	(80%)	(9,713)	(91%)
Interest expense	(172,904)	(174,022)	(1%)	(185,650)	(7%)
Interest income	29,292	6,922	***	2	***
Other non-operating items, net	17,490	14,509	21%	6,823	***
Total	(126,999)	(157,064)	(19%)	(188,538)	(33%)
Income before income taxes	606,546	833,568	(27%)	613,678	(1%)
Provision for income taxes	130,199	202,370	(36%)	135,481	(4%)
Net Income	476,347	631,198	(25%)	478,197	—%
Earnings per share-basic	2.29	2.82	(19%)	2.15	7%
Earnings per share-diluted	$2.28	$2.81	(19%)	$2.14	7%
*** Not meaningful

Revenues

Our Subscription revenue category includes revenue earned from cable, satellite and telecommunication providers for the right to carry our signals and from OTT streaming services for the distribution of TEGNA stations on their streaming platform. Our AMS category includes all sources of our traditional television advertising and digital revenues including Premion and other digital advertising and marketing revenues across our platforms.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	2023	2022	Change from 2022	2021	Change from 2021
Subscription	$1,527,563	$1,530,402	***	$1,466,433	4%
Advertising & Marketing Services	1,289,903	1,363,417	(5%)	1,428,082	(10%)
Political	45,800	341,110	(87%)	60,573	(24%)
Other	47,664	44,316	8%	36,005	32%
Total revenues	$2,910,930	$3,279,245	(11%)	$2,991,093	(3%)
*** Not meaningful

2023 vs. 2022

Total revenues decreased $368.3 million in 2023. The decrease was primarily due to a $295.3 million decrease in political revenue due to the absence in 2023 of the contested primaries and mid-term election cycle that occurred in 2022. Additionally, AMS revenue was down $73.5 million, reflecting softer demand for advertising due to macroeconomic headwinds as well as the loss of a large national account in our Premion business. AMS revenue was also negatively impacted by the absence of the Winter Olympics and the Super Bowl airing in 2023 on FOX, our smallest network affiliate partner. Lastly, subscription revenue was down $2.8 million primarily due to declines in overall subscribers and the temporary disruption of service with a distribution partner, which was successfully resolved on January 13, 2024. These declines were partially offset by annual rate increases under existing and newly-renegotiated retransmission agreements.

2023 vs. 2021

Total revenues decreased $80.2 million in 2023. The net decrease was primarily due to a $138.2 million decrease in AMS revenue reflecting softer demand for advertising, particularly national, caused by macroeconomic headwinds. AMS revenue was also negatively impacted by the absence in 2023 of the Summer Olympics that occurred in 2021 and the Super Bowl airing in 2023 on FOX, our smallest network affiliate partner, as compared to airing on CBS in 2021. Partially offsetting this decline was a $61.1 million increase in subscription revenue mainly due to annual rate increases under existing and newly renegotiated retransmission agreements, partially offset by declines in subscribers.

Cost of revenues

2023 vs. 2022

Cost of revenues increased $25.6 million in 2023. This increase was primarily due to a $43.1 million growth in programming costs driven by rate increases under existing affiliation agreements. This increase was partially offset by lower digital expenses of $24.6 million, driven in part by the loss of a large national account in our Premion business.

Business units - Selling, general and administrative expenses

2023 vs. 2022

Business unit selling, general, and administrative expenses decreased $2.5 million in 2023. The decrease was primarily due to decreases in sales compensation driven by a decline in advertising revenue and lower stock-based compensation expense.

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

2023 vs. 2022

Corporate general and administrative expenses increased $5.8 million in 2023. The increase was primarily driven by an increase in employee retention costs following the termination of the Merger Agreement. Partially offsetting this increase was a decrease in stock-based compensation expense driven by a decline in our stock price and a decrease in M&A-related costs incurred in connection with the now terminated Merger.

Depreciation expense

2023 vs. 2022

Depreciation expense decreased $1.4 million in 2023 due to the expense impact of certain assets reaching the end of their assumed useful lives being more significant than the impact of new assets being placed into service.

Amortization of intangible assets

2023 vs. 2022

Intangible asset amortization expense decreased $6.4 million in 2023. The decrease is due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

2023 vs. 2022

We had other expense of $3.4 million in 2023 compared to gains of $0.3 million in 2022. The 2023 activity was due to a $3.4 million impairment charge recognized on certain programming assets. The 2022 activity was related to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking.

Merger termination fee

In the second quarter of 2023, we terminated the Merger Agreement. Per the terms of the Merger Agreement, Parent was required to pay TEGNA a fee of $136.0 million as a result of this termination, which was satisfied in TEGNA common stock and recorded as a reduction in operating expense.

Operating income

2023 vs. 2022

Our operating income decreased $257.1 million in 2023. This decrease was primarily driven by the decline in political and AMS revenues of $295.3 million and $73.5 million, respectively, and a $43.1 million increase in programming costs, partially offset by the $136.0 million Merger termination fee received in the second quarter of 2023.

2023 vs. 2021

Operating income decreased $68.7 million in 2023. This decrease was primarily driven by a $138.2 million decline in AMS revenue and a $92.8 million increase in programming costs, partially offset by the $136.0 million Merger termination fee received in the second quarter of 2023.

Programming and employee compensation trends

Programming and employee compensation are the two largest elements of our operating expenses, and are summarized below, expressed as a percentage of total operating expenses. Programming expenses as a percentage of total operating expenses have increased due to an increase in reverse compensation payments to our network affiliation partners. Employee compensation includes wages, commissions, bonuses, stock-based compensation and benefits. Employee compensation as a percentage of total operating expenses increased during 2023 as a result of retention costs following the termination of the Merger Agreement.

	Percentage of total operating expenses
Expense Category	2023	2022	2021
Programming expenses	45.7%	41.6%	41.2%
Employee compensation	32.8%	30.9%	32.2%

Non-operating (expense) income

2023 vs. 2022

Equity loss in unconsolidated investments (net): This income statement category reflects earnings or losses from investments that we account for using the equity method of accounting. Equity loss decreased from $4.5 million in 2022 to $0.9 million in 2023. The decrease is due to the absence in 2023 of equity losses from our CareerBuilder investment as a result of our carrying value in the investment being reduced to zero causing the suspension of recording losses.

Interest expense: Interest expense was relatively flat, decreasing by $1.1 million in 2023 as compared to 2022.

A further discussion of our borrowing and financing activities is presented in the “Liquidity and capital resources” section of this report beginning on page 40 and in Note 5 to the consolidated financial statements.

Interest income: Interest income increased $22.4 million in 2023 due to interest earned on short-term time-deposit and money market investments. Interest income was earned on our surplus cash balance which built up during the period that the now terminated Merger Agreement was in place, which was subsequently spent on our share repurchase programs and increased dividend payment.

Other non-operating items, net: Other non-operating items increased $3.0 million from a net gain of $14.5 million in 2022 to a net gain of $17.5 million in 2023. The increase was primarily due to a $25.8 million gain recognized on the sale of a portion of our MadHive investment in the third quarter of 2023. Partially offsetting this increase was the absence of a $20.8 million gain recognized in 2022 related to the modification of our previously held MadHive debt investment. See Note 11 to the consolidated financial statements for further information.

Provision for income taxes

2023 vs. 2022

We reported pre-tax income of $606.5 million for 2023. The effective tax rate on pre-tax income was 21.5%. The 2023 effective tax rate decreased compared to 24.3% in 2022 primarily due to the deduction of previously capitalized transaction costs resulting from the termination of the Merger Agreement and a portion of the Merger termination fee being treated as non-taxable. The effective income tax rate for 2022 was also unfavorably impacted by a valuation allowance recorded on minority investments and nondeductible transaction costs. Partially offsetting these unfavorable impacts were tax benefits realized in 2022 from the utilization of capital loss carryforwards in connection with certain transactions and the release of the associated valuation allowance. Further information concerning income tax matters is contained in Note 4 of the consolidated financial statements.

Net income

Net income and related per share amounts are presented in the table below (in thousands, except per share amounts):

	2023	2022	Change from 2022	2021	Change from 2021
Net income	$476,347	$631,198	(25%)	$478,197	—%
Per basic share	2.29	2.82	(19%)	2.15	7%
Per diluted share	$2.28	$2.81	(19%)	$2.14	7%

2023 vs 2022

Our 2023 net income and earnings per share were lower than 2022 due to the factors discussed above including, most notably, a decrease in political and AMS revenue and an increase in programming expenses, partially offset by the Merger termination fee received in the second quarter of 2023.

The weighted average number of diluted common shares outstanding for the year ended 2023 and 2022 were 207.9 million and 224.5 million. The decline in the number of diluted common shares outstanding was primarily due to share repurchases of 35.5 million under our ASR programs, the receipt of 8.6 million shares to satisfy the Merger termination fee and share repurchases of 1.7 million during 2023 under our Board of Directors authorized repurchase program.

2023 vs. 2021

Our 2023 net income approximated 2021 net income. As compared to 2021, our 2023 net income declined due to a decrease in AMS revenue and an increase in programming costs, both of which were mostly offset by the Merger termination fee received in the second quarter of 2023.

Our 2023 earnings per share were higher than 2021 primarily due to a reduction in our weighted average number of diluted common shares outstanding which were 207.9 million and 222.5 million for the years ended 2023 and 2021, respectively. The decline in the number of diluted common shares outstanding was primarily due to share repurchase activity discussed above.

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

We discuss Adjusted EBITDA (with and without stock-based compensation expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net (loss) income attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) interest income, (5) equity loss in unconsolidated investments, net, (6) other non-operating items, net, (7) the Merger termination fee, (8) M&A-related costs, (9) advisory fees related to activism defense, (10) asset impairment and other, (11) employee retention costs, (12) depreciation and (13) amortization of intangible assets. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also discuss free cash flow, a non-GAAP performance measure that the Board of Directors uses to review the performance of the business. Free cash flow is reviewed by the Board of Directors as a percentage of revenue over a trailing two-year period (reflecting both an even and odd year reporting period given the political cyclicality of our business). The most directly comparable GAAP financial measure to free cash flow is Net income attributable to TEGNA. Free cash flow is calculated as Adjusted EBITDA (as defined above), further adjusted by adding back (1) employee awards stock-based compensation, (2) Company stock 401(k) match contributions, (3) syndicated programming amortization, (4) dividends received from equity method investments, (5) reimbursements from spectrum repacking, (6) proceeds from company-owned life insurance policies and (7) interest income. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of special charges and credits affecting reported results: Our results during 2023 and 2022 included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Results for the year ended December 31, 2023:

•M&A-related costs;
•Retention costs, including stock-based compensation (SBC) and cash payments to certain employees to ensure their continued service to the Company following the termination of the Merger Agreement;
•Merger termination fee;
•Asset impairment and other consisting of certain programming asset impairments;
•Other non-operating item consisting of a gain recognized on the partial sale of one of our equity investments; and
•Tax benefits associated with previously disallowed transaction costs and the release of a valuation allowance on a deferred tax asset related to an equity method investment.

Results for the year ended December 31, 2022:

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

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income (in thousands, except per share amounts):

		Special Items
Year ended Dec. 31, 2023	GAAP measure	M&A-related costs	Retention costs - SBC	Retention costs - Cash	Merger termination fee	Asset impairment and other	Other non-operating item	Special tax item	Non-GAAP measure
Cost of revenues	$1,718,857	$—	$(1,699)	$—	$—	$—	$—	$—	$1,717,158
Business units - Selling, general and administrative expenses	412,000	—	(1,133)	(2,331)	—	—	—	—	408,536
Corporate - General and administrative expenses	65,933	(19,848)	(1,072)	(2,117)	—	—	—	—	42,896
Asset impairment and other	3,359	—	—	—	—	(3,359)	—	—	—
Merger termination fee	(136,000)	—	—	—	136,000	—	—	—	—
Operating expenses	2,177,385	(19,848)	(3,904)	(4,448)	136,000	(3,359)	—	—	2,281,826
Operating income	733,545	19,848	3,904	4,448	(136,000)	3,359	—	—	629,104
Other non-operating items, net	17,490	—	—	—	—	—	(25,809)	—	(8,319)
Total non-operating expenses	(126,999)	—	—	—	—	—	(25,809)	—	(152,808)
Income before income taxes	606,546	19,848	3,904	4,448	(136,000)	3,359	(25,809)	—	476,296
Provision for income taxes	130,199	4,552	500	590	(24,504)	860	(6,604)	7,328	112,921
Net income attributable to TEGNA Inc.	476,724	15,296	3,404	3,858	(111,496)	2,499	(19,205)	(7,328)	363,752
Earnings per share - diluted (a)	$2.28	$0.07	$0.02	$0.02	$(0.54)	$0.01	$(0.09)	$(0.04)	$1.74

(a) Per share amounts do not sum due to rounding.

		Special Items
Year ended Dec. 31, 2022	GAAP measure	M&A-related costs	Asset impairment and other	Other non-operating items	Special tax items	Non-GAAP measure
Corporate - General and administrative expenses	$60,108	$(20,517)	$—	$—	$—	$39,591
Asset impairment and other	(323)	—	323	—	—	—
Operating expenses	2,288,613	(20,517)	323	—	—	2,268,419
Operating income	990,632	20,517	(323)	—	—	1,010,826
Other non-operating items, net	14,509	—	—	(18,308)	—	(3,799)
Total non-operating expenses	(157,064)	—	—	(18,308)	—	(175,372)
Income before income taxes	833,568	20,517	(323)	(18,308)	—	835,454
Provision for income taxes	202,370	233	(78)	168	(4,529)	198,164
Net income attributable to TEGNA Inc.	630,469	20,284	(245)	(18,476)	4,529	636,561
Earnings per share - diluted (a)	$2.81	$0.09	$—	$(0.08)	$0.02	$2.83

(a) Per share amounts do not sum due to rounding.

Non-GAAP consolidated results

The following is a comparison of our as adjusted non-GAAP financial results for certain line items between 2023 and 2022. Changes between the periods are driven by the same factors summarized above in the “Consolidated Results from Operations” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts).

	2023	Change	2022
Adjusted operating expenses	$2,281,826	1%	$2,268,419
Adjusted operating income	629,104	(38%)	1,010,826
Adjusted other non-operating expense	(8,319)	***	(3,799)
Adjusted total non-operating expense	(152,808)	(13%)	(175,372)
Adjusted income before income taxes	476,296	(43%)	835,454
Adjusted provision for income taxes	112,921	(43%)	198,164
Adjusted net income attributable to TEGNA Inc.	363,752	(43%)	636,561
Adjusted earnings per share - diluted	$1.74	(39%)	$2.83

Adjusted EBITDA

Reconciliations of Adjusted EBITDA (inclusive and exclusive of stock-based compensation expenses) to net income attributable to TEGNA Inc. presented in accordance with GAAP on our Consolidated Statements of Income is presented below (in thousands):

	2023	Change	2022
Net income attributable to TEGNA Inc. (GAAP basis)	$476,724	(24%)	$630,469
(Less) Plus: Net (loss) income attributable to redeemable noncontrolling interest	(377)	***	729
Less: Interest income	(29,292)	***	(6,922)
Less: Other non-operating items, net	(17,490)	21%	(14,509)
Plus: Provision for income taxes	130,199	(36%)	202,370
Plus: Interest expense	172,904	(1%)	174,022
Plus: Equity loss in unconsolidated investments, net	877	(80%)	4,473
Operating income (GAAP basis)	$733,545	(26%)	$990,632
Plus: M&A-related costs	19,848	(3%)	20,517
Plus: Retention costs - Employee awards stock-based compensation	3,904	***	—
Plus: Retention costs - Cash	4,448	***	—
Plus (Less): Asset impairment and other	3,359	***	(323)
Less: Merger termination fee	(136,000)	***	—
Adjusted operating income (non-GAAP basis)	$629,104	(38%)	$1,010,826
Plus: Depreciation	59,769	(2%)	61,195
Plus: Amortization of intangible assets	53,467	(11%)	59,882
Adjusted EBITDA	$742,340	(34%)	$1,131,903
Stock-based compensation:
Employee awards	20,593	(32%)	30,481
Company stock 401(k) match contributions	18,629	—%	18,661
Adjusted EBITDA before stock-based compensation costs	$781,562	(34%)	$1,181,045
*** Not meaningful

Adjusted EBITDA margin was 26% with stock-based compensation expenses and 27% without those expenses. Our total Adjusted EBITDA decreased $389.6 million or 34% in 2023 compared to 2022. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decrease in political and AMS revenues and the increase in programming expenses.

Free cash flow reconciliation

Reconciliations from “Net income attributable to TEGNA Inc.” to “Free cash flow” are presented below (in thousands):

	Two-year period ended Dec. 31,
	2023	2022
Net income attributable to TEGNA Inc. (GAAP basis)	$1,107,193	$1,107,424
Plus: Provision for income taxes	332,569	337,851
Plus: Interest expense	346,926	359,672
Plus: M&A-related costs	40,365	24,255
Plus: Depreciation	120,964	126,036
Plus: Amortization of intangible assets	113,349	122,893
Plus: Employee awards stock-based compensation	54,978	61,996
Plus: Company stock 401(k) match contributions	37,290	35,803
Plus: Syndicated programming amortization	121,866	139,482
Plus: Reimbursement from Company-owned life insurance policies	1,879	1,929
Plus: Advisory fees related to activism defense	—	16,611
Plus: Retention costs, cash portion	4,448	—
Plus: Cash dividend from equity investments for return on capital	500	5,633
Plus: Cash reimbursements from spectrum repacking	323	5,265
Plus: Net income attributable to redeemable noncontrolling interest	352	1,971
Plus: Equity loss in unconsolidated investments, net	5,350	14,186
Plus (Less): Asset impairment and other	3,036	(2,630)
Less: Other non-operating items, net	(31,999)	(21,332)
Less: Income tax payments, net of refunds	(297,233)	(350,259)
Less: Merger termination fee	(136,000)	—
Less: Syndicated programming payments	(121,582)	(139,252)
Less: Pension contributions	(9,621)	(12,125)
Less: Interest payments	(333,665)	(347,336)
Less: Purchases of property and equipment	(106,027)	(114,409)
Free cash flow (non-GAAP basis)	$1,255,261	$1,373,664

Revenue	$6,190,175	$6,270,338
Free cash flow as a % of revenue	20.3%	21.9%

Our free cash flow, a non-GAAP performance measure, was $1.26 billion and $1.37 billion for the two-year periods ended December 31, 2023 and 2022, respectively. The decrease in free cash flow is primarily due to the decrease in AMS revenue and an increase in programming costs.

Starting in the fourth quarter of 2023, TEGNA began presenting interest income as a separate line item on its Statements of Income as a result of its increasing size. Prior to this, interest income was included in Other non-operating items, net. Prior year amounts have been reclassified to conform to the new presentation. Interest income is included in free cash flow while Other non-operating items, net is not, consistent with past presentations.

FINANCIAL POSITION

Liquidity and capital resources

Our operations have historically generated strong positive operating cash flow which, along with availability under our revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $83.5 million in 2023 and $84.8 million in 2022. In the second quarter of 2023 we announced a 20% increase to our quarterly dividend from 9.5 to 11.375 cents per share. We paid the previously declared regular quarterly dividend of 9.5 cents per share on July 3, 2023, to stockholders of record as of the close of business on June 9, 2023, and paid the increased dividend of 11.375 cents per share on October 2, 2023 to stockholders of record as of the close of business on September 8, 2023.

As a result of the termination of the Merger Agreement, Parent was required to pay us a $136.0 million termination fee. In lieu of cash payment for the termination fee, we agreed to accept 8.6 million shares of the TEGNA common stock.

In 2023, we entered into two accelerated share repurchase agreements with a cumulative value of $625.0 million. Under these programs, we received 35.5 million shares in 2023. The second ASR program was completed in February 2024, at which time we received an additional 4.0 million shares under this program.

In September 2023, following completion of the first ASR program, we repurchased 1.7 million additional shares of our common stock via open market transactions under the $300 million share repurchase program that was authorized by the Board of Directors in December 2020. The total value of these purchases was $27.9 million.

See the “Capital stock” section for additional information related to the above share repurchase actions.

During 2023, we deployed surplus cash in time deposit and money market investments with several financial institutions. As of December 31, 2023, our cash and cash equivalents totaled $361.0 million.

In late February 2024, we announced that our Board of Directors approved a comprehensive capital allocation framework to support shareholder value creation that includes a predictable and sustained distribution of free cash flow to shareholders. As part of this framework, the Company expects to return between 40 and 60 percent of its free cash flow generated in 2024-2025 to shareholders in the form of share repurchases and dividends, with the remaining free cash flow expected to be used for organic investments and/or bolt-on acquisitions and preparing for future debt retirement. Our Board of Directors will analyze all uses of capital, including regularly evaluating the dividend rate, with a goal of maximizing long-term shareholder value creation.

Contractual obligations

An important use of our liquidity pertains to purchasing programming rights. Most of our stations have network affiliation agreements with major broadcast networks (ABC, CBS, Fox, and NBC). Under these agreements, the television networks produce and distribute programming to us in exchange for our stations’ commitments to air the programming at specified times and to pay the networks monetary compensation and other consideration, such as commercial announcement time during the programming. The network affiliation agreements have multi-year terms. In addition, programming rights include acquired syndicated programming (television series and movies that are purchased on a group basis for use by our owned stations). These contracts typically cover a period of up to five years, with payments typically made over several years. As of December 31, 2023, we had total programming commitments of $3.43 billion, of which $915.5 million will be settled within the next twelve months. See Note 11 to the consolidated financial statements for further details regarding programming commitments.

We also secure our on-air talent and other key personnel at our television stations through multi-year talent and employment agreements. We expect our contracts for talent and other key personnel will be renewed or replaced with similar agreements upon their expiration. As of December 31, 2023, amounts due under these contracts were approximately $241.7 million, of which approximately $143.5 million will be paid within the next twelve months.

Other material contractual obligations include our operating leases (see Note 7 to the consolidated financial statements for further details) as well as our long-term debt and interest payments (see ‘Long-term debt’ section below, as well as Note 5 to the consolidated financial statements for further details).

Cash Flows

The following table provides a summary of our cash flow information for the three years ended December 31, 2023 followed by a discussion of the key elements of our cash flows (in thousands):

	2023	2022	2021
Cash and cash equivalents at beginning of year	$551,681	$56,989	$40,968

Operating activities:
Net income	476,347	631,198	478,197
Depreciation, amortization and other non-cash adjustments	158,225	180,779	204,461
Merger termination fee	(136,000)	—	—
Pension expense (contributions), net of contributions (expense)	5,559	(3,487)	(19,139)
Decrease (increase) in accounts receivable	34,726	(15,365)	(88,687)
(Decrease) increase in interest and taxes payable	(14,977)	15,330	(53,303)
Increase in accounts payable	38,739	3,216	14,947
All other operating activities	24,630	480	(34,864)
Net cash flow from operating activities	587,249	812,151	501,612

Investing activities:
Purchase of property and equipment	(54,694)	(51,333)	(63,076)
Payments for acquisitions of businesses and other assets	(1,150)	—	(13,335)
All other investing activities	27,855	101	7,155
Net cash flow used for investing activities	(27,989)	(51,232)	(69,256)

Financing activities:
Payment of borrowings under revolving credit facility, net	—	(166,000)	(189,000)
Repurchase of Common Stock	(652,914)	—	—
Debt repayments	—	—	(137,000)
Dividends paid	(83,534)	(84,756)	(78,465)
All other financing activities	(13,457)	(15,471)	(11,870)
Net cash flow used for financing activities	(749,905)	(266,227)	(416,335)

Net change in cash and cash equivalents	(190,645)	494,692	16,021
Cash and cash equivalents at end of year	$361,036	$551,681	$56,989

Operating Activities

Cash flow from operating activities was $587.2 million in 2023, compared to $812.2 million in 2022, a decrease of $225.0 million. Net income was impacted in 2023 by the one time-merger termination fee of $136.0 million that was settled in the second quarter of 2023. The merger termination fee was satisfied in the form of TEGNA common stock and therefore did not impact cash flows from operating activities. The decrease in operating cash flow was primarily driven by a $368.3 million decrease in revenue and an increase in programming expense of $43.1 million. These decreases were partially offset by a favorable change in accounts receivable of $50.1 million primarily due to timing of cash payments, a favorable change in accounts payable of $35.5 million and a $45.0 million decrease in taxes paid net of refunds in 2023 due to a decline in income before taxes.

Investing Activities

Cash flow used for investing activities was $28.0 million in 2023, compared to $51.2 million in 2022. The decrease of $23.2 million was primarily driven by an increase of $23.1 million in proceeds from investments, primarily due to the sale of a portion of our investment in MadHive in the third quarter of 2023.

Financing Activities

Cash flow used for financing activities was $749.9 million in 2023, compared to $266.2 million in 2022. The increase of $483.7 million was primarily due to the repurchase of our common stock. In 2023, we spent $625.0 million for two accelerated share repurchase programs, under which we received 35.5 million shares. The second ASR program was completed in February 2024, at which time we received an additional 4.0 million shares under this program. Additionally, in 2023 we spent $27.9 million to repurchase 1.7 million shares in the open market. Cash outflows used for these share repurchases were partially offset by having no net repayments in 2023 compared to net repayments of $166.0 million in 2022 under our revolving credit facility.

For a comparative discussion of changes in our cash flow comparing the years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Financial Position” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.

Long-term debt

As of December 31, 2023, $3.09 billion, 100%, of our debt, had a fixed interest rate. See “Note 5 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt.

Under our revolving credit facility, we have the ability to draw loans based on two different interest rate indices, one of which was previously based on the London Interbank Offered Rate (LIBOR). During the second quarter of 2023, we amended our revolving credit facility to replace the LIBOR-based interest rate index, which was phased out, with a Secured Overnight Financing Rate (SOFR) based interest rate index. The transition from LIBOR to SOFR did not have a material impact on the Company.

As of December 31, 2023, we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility. The revolving credit facility was set to expire in August 2024.

As previously discussed, on January 25, 2024, we entered into an amendment to our revolving credit facility. Among other things, the amendment amends the revolving credit facility to:

•Reduce the Five-Year Commitments (as defined in the Credit Agreement) from $1.51 billion to $750 million;
•Extend the term of such Five-Year Commitments from August 15, 2024 to January 25, 2029, subject to a 91-day springing maturity date if debt in excess of $300 million (subject to certain exceptions) were to mature before such date;
•Add the right to obtain a temporary 0.5x step-up in the Total Leverage Ratio (as defined in the Credit Agreement) after consummating a Qualified Acquisition (as defined in the Credit Agreement);
•Increase the amount of Unrestricted Cash (as defined in the Credit Agreement) to $600 million;
•Amend the definition of Consolidated EBITDA to include an add-back for certain professional fees and expenses; and
•Establish a $50 million swingline facility.

Under the amended credit agreement, the Company’s maximum Total Leverage Ratio (as defined in the Credit Agreement) will remain unchanged at 4.50x.

None of the available capacity on the revolving credit facility was drawn on the amendment date.

As of December 31, 2023, we were in compliance with all covenants contained in our debt agreements and credit facility and our leverage ratio, calculated in accordance with our revolving credit agreement, was 2.81x, well below the permitted leverage ratio of less than 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion.

We expect our existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months and beyond. Interest payments on the senior notes are based on the stated cash coupon rate. As of December 31, 2023, we had future interest payments on our senior notes of $683.8 million, of which $160.3 million will be paid within the next twelve months.

The following schedule discloses future annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2023
2024	$—
2025	—
2026	550,000
2027	440,000
2028	1,000,000
Thereafter	1,100,000
Total	$3,090,000

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. As of December 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The now-terminated Merger Agreement did not permit us to increase the dividend or to repurchase our common stock between its signing date and the presumptive close date. As a result of these two restrictions, our cash and cash equivalents balance increased to $683.2 million by the end of March 2023. On June 2, 2023, we entered into our first accelerated share repurchase program (the first ASR) with JPMorgan Chase Bank, National Association (JPMorgan). Under the terms of the first ASR, we repurchased $300 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 15.2 million shares received on June 6, 2023, representing 80% ($240 million) of the value of the first ASR contract. The first ASR program was completed during the third quarter of 2023 at which time JPMorgan delivered an additional 3.1 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the first ASR program, less a discount, less the previously delivered 15.2 million shares.

In September 2023, following completion of the first ASR program, we repurchased 1.7 million additional shares of our common stock via open market transactions under the $300 million share repurchase program that was authorized by the Board of Directors in December 2020. The total value of these purchases was $27.9 million. These shares were repurchased under the share repurchase authorization, which subsequently expired on December 31, 2023.

On November 9, 2023, we entered into a second accelerated share repurchase (the second ASR) program with JPMorgan. Under the terms of the ASR, we repurchased $325 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 17.3 million shares received on November 13, 2023, representing 80% ($260 million) of the value of the second ASR contract. The second ASR program was completed in February 2024, at which time JPMorgan delivered an additional 4.0 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the second ASR program, less a discount, less the previously delivered 17.3 million shares.

Our new capital allocation framework incorporates the new share repurchase program authorized by our Board of Directors in December 2023, for up to $650.0 million of our common stock. This new share repurchase program expires on December 31, 2025. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.

Our common stock outstanding as of December 31, 2023, totaled 179,916,294 shares, compared to 223,448,206 shares as of December 31, 2022.

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

Goodwill: As of December 31, 2023, our goodwill balance was $2.98 billion and represented approximately 43% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

Goodwill is tested for impairment at a level referred to as the reporting unit. A reporting unit is a business for which discrete financial information is available and segment management regularly reviews the operating results. The level at which we test goodwill for impairment requires us to determine whether the operations below the operating segment level constitute a reporting unit. We have determined that our one operating segment, Media, consists of a single reporting unit.

Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances occurred that indicate the fair value of a reporting unit may be below its carrying amount.

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2023, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our one reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a control premium. In the fourth quarter of 2023, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit exceeded its carrying value by more than 20 percent.

Impairment assessment inherently involves management judgments regarding the assumptions described above. Fair value of the reporting unit also depends on the future strength of the economy in our principal media markets. New and developing competition as well as technological change could also adversely affect our stock price and future fair value estimates. If the assumptions in our assessment, primarily our market capitalization, were to experience a significant and sustained deterioration, it is possible that an impairment charge may be recognized in the future. We cannot predict the likelihood, amount or timing of any future goodwill impairment charge.

Indefinite Lived Intangibles: This category consists entirely of FCC broadcast licenses related to our acquisitions of television stations. As of December 31, 2023, indefinite lived intangible assets were $2.12 billion and represented approximately 30% of our total assets.

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

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2023, we elected to perform the quantitative assessment for certain FCC licenses which have experienced limited headroom in recent years. The aggregate carrying value of such licenses is $395.9 million. No impairment charges were recorded as a result of this analysis.

We performed the optional qualitative assessment for all of our other FCC licenses, which represented an aggregate carrying value of $1.73 billion. In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in inputs to the discount rate. The results of our qualitative procedures showed no material adverse change in inputs that would indicate that an impairment exists since the last quantitative test of these assets. As such, we concluded it was more likely than not that the fair value of these indefinite lived FCC broadcast licenses was more than their carrying amounts and therefore, we did not perform a quantitative test on these licenses in 2023.

Changes in key fair value assumptions used in our analysis could result in future non-cash impairment charges, and any related impairment could have a material adverse impact on our results of operations. Changes in key fair value assumptions that could result in a future impairment charge include increases in discount rates and declines in market revenues. A 100 basis point increase in our discount rate or a 10% decline in market revenues (holding all other assumptions in the fair value model constant) would result in an aggregate impairment charge of approximately $6.0 million or less.

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

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. For 2023, we assumed a rate of 5.75% for our long-term expected return on pension assets used for our TRP plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a plus or minus 50 basis points change in the expected rate of return on pension assets (with all other assumptions held constant) would have decreased or increased estimated pension plan expense for 2023 by approximately $1.8 million. The effects of actual results differing from this assumption is initially accumulated as unamortized gains and losses and later amortized to expense on the Consolidated Statements of Income.

For the December 31, 2023 measurement, the assumption used for the discount rate was 5.20% for our TRP and SERP plans. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a plus or minus 50 basis points change in the discount rate as of the end of 2023 (with all other assumptions held constant) would have decreased or increased plan obligations by approximately $18.4 million. For 2023, the discount rate used to determine the pension expense was 5.50%. A 50 basis points increase or decrease in this discount rate would have decreased or increased total pension plan expense for 2023 by approximately $0.4 million.

Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2023, deferred tax asset valuation allowances totaled $25.0 million, primarily related to federal and state interest disallowance carryforwards, minority investments, state net operating loss carryforwards, accrued compensation costs, and state capital loss carryforwards. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates and changes in the market value of financial instruments. Historically, our main exposure to market risk has related to interest rates. As of December 31, 2023, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility, which was subsequently amended following December 31, 2023.

On January 25, 2024, the revolving credit facility was amended to, among other things, reduce the Five-Year Commitments (as defined in the Credit Agreement) from $1.51 billion to $750 million and to extend the term of such Five-Year Commitments from August 15, 2024 to January 25, 2029, subject to a 91-day springing maturity date if debt in excess of $300 million (subject to certain exceptions) were to mature before such date. We did not have any outstanding borrowings under our $750 million revolving credit facility, as amended in January 2024, as of the amendment date of January 25, 2024.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TEGNA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TEGNA Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Quantitative impairment assessments for certain FCC broadcast licenses

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated FCC broadcast licenses balance was $2.1 billion as of December 31, 2023. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. In 2023, management elected to perform the quantitative assessment for certain FCC broadcast licenses with an aggregate carrying value of $395.9 million. In performing its quantitative assessment, fair value is estimated by management using an income approach called the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and the discount rate (determined by management using a weighted average cost of capital).

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
February 29, 2024

We have served as the Company’s auditor since 2018.

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
	Dec. 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$361,036	$551,681
Accounts receivable, net of allowances of $2,845 and $3,697, respectively	624,445	658,318
Other receivables	9,299	13,493
Syndicated programming rights	31,530	44,064
Prepaid expenses and other current assets	24,008	36,152
Total current assets	1,050,318	1,303,708
Property and equipment
Land	86,442	86,447
Buildings and improvements	352,546	346,341
Equipment, furniture and fixtures	631,444	625,754
Construction in progress	7,777	8,649
Total	1,078,209	1,067,191
Less accumulated depreciation	(626,029)	(610,138)
Net property and equipment	452,180	457,053
Intangible and other assets
Goodwill	2,981,587	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $289,949 and $348,087, respectively	2,328,972	2,381,606
Right-of-use assets for operating leases	73,479	78,448
Investments and other assets	113,521	126,494
Total intangible and other assets	5,497,559	5,568,135
Total assets	$7,000,057	$7,328,896

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts
	Dec. 31,
	2023	2022

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$114,950	$76,212
Accrued liabilities
Compensation	54,929	50,339
Interest	45,144	45,480
Contracts payable for programming rights	119,562	117,743
Other	82,782	78,265
Income taxes payable	6,005	22,985
Total current liabilities	423,372	391,024
Noncurrent liabilities
Net deferred income tax liabilities	578,219	556,131
Long-term debt	3,072,801	3,069,316
Pension liabilities	70,483	73,684
Operating lease liabilities	73,733	79,503
Other noncurrent liabilities	57,765	70,098
Total noncurrent liabilities	3,853,001	3,848,732
Total liabilities	$4,276,373	$4,239,756

Commitments and contingent liabilities (see Note 11)

Redeemable noncontrolling interest (see Note 1)	$18,812	$17,418

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	8,091,245	7,898,055
Accumulated other comprehensive loss	(119,610)	(125,533)
Less treasury stock at cost, 144,502,338 shares and 100,970,426 shares, respectively	(5,619,123)	(5,053,160)
Total equity	2,704,872	3,071,722
Total liabilities, redeemable noncontrolling interest and equity	$7,000,057	$7,328,896
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
	Year ended Dec. 31,
	2023	2022	2021

Revenues	$2,910,930	$3,279,245	$2,991,093

Operating expenses:
Cost of revenues[1]	1,718,857	1,693,221	1,598,759
Business units - Selling, general and administrative expenses	412,000	414,530	396,446
Corporate - General and administrative expenses	65,933	60,108	68,127
Depreciation	59,769	61,195	64,841
Amortization of intangible assets	53,467	59,882	63,011
Asset impairment and other (see Note 10)	3,359	(323)	(2,307)
Merger termination fee	(136,000)	—	—
Total	2,177,385	2,288,613	2,188,877
Operating income	733,545	990,632	802,216

Non-operating (expense) income:
Equity loss in unconsolidated investments, net	(877)	(4,473)	(9,713)
Interest expense	(172,904)	(174,022)	(185,650)
Interest income	29,292	6,922	2
Other non-operating items, net	17,490	14,509	6,823
Total	(126,999)	(157,064)	(188,538)

Income before income taxes	606,546	833,568	613,678
Provision for income taxes	130,199	202,370	135,481
Net Income	476,347	631,198	478,197
Net loss (income) attributable to redeemable noncontrolling interest	377	(729)	(1,242)
Net income attributable to TEGNA Inc.	$476,724	$630,469	$476,955

Earnings per share - basic	$2.29	$2.82	$2.15

Earnings per share - diluted	$2.28	$2.81	$2.14

Weighted average number of common shares outstanding:
Basic shares	207,594	223,652	221,504
Diluted shares	207,947	224,486	222,471
1Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
	Year ended Dec. 31,
	2023	2022	2021

Net income	$476,347	$631,198	$478,197
Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	—	142	743
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	5,590	4,158	5,217
Actuarial gain (loss) arising during the period	2,387	(21,892)	4,463
Pension payment timing related charge	—	300	946
Pension and other postretirement benefit items	7,977	(17,434)	10,626
Realized gain on available-for-sale investment during the period	—	(20,800)	—
Unrealized gain on available-for-sale investment during the period	—	—	20,800
Other comprehensive income (loss), before tax	7,977	(38,092)	32,169
Income tax effect related to components of other comprehensive income (loss)	(2,054)	9,775	(8,309)
Other comprehensive income (loss), net of tax	5,923	(28,317)	23,860
Comprehensive income	482,270	602,881	502,057
Comprehensive loss (income) attributable to redeemable non-controlling interest	377	(729)	(1,242)
Comprehensive income attributable to TEGNA Inc.	$482,647	$602,152	$500,815
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars	Year ended Dec. 31,
	2023	2022	2021

Cash flows from operating activities:
Net income	$476,347	$631,198	$478,197
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation	59,769	61,195	64,841
Amortization of intangible assets	53,467	59,882	63,011
Employee awards stock-based compensation	24,497	30,481	31,515
Company stock 401(k) match contributions	18,629	18,661	17,142
Amortization of deferred financing costs, debt discounts and premiums	7,058	6,919	8,323
Gains on assets	(25,809)	(18,308)	—
Provision for deferred income taxes	19,737	17,476	9,916
Merger termination fee	(136,000)	—	—
Equity loss in unconsolidated investments, net	877	4,473	9,713
Pension expense (contributions), net of contributions (expense)	5,559	(3,487)	(19,139)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	34,726	(15,365)	(88,687)
Increase in accounts payable	38,739	3,216	14,947
(Decrease) increase in interest and taxes payable	(14,977)	15,330	(53,303)
Increase (decrease) in deferred revenue	2,810	(2,151)	1,589
Changes in other assets and liabilities, net	21,820	2,631	(36,453)
Net cash flow from operating activities	587,249	812,151	501,612
Cash flows from investing activities:
Purchase of property and equipment	(54,694)	(51,333)	(63,076)
Reimbursement from spectrum repacking	—	323	4,942
Payments for acquisitions of businesses and other assets	(1,150)	—	(13,335)
Payments for investments	(370)	(5,691)	(1,791)
Proceeds from investments	28,105	4,997	3,701
Proceeds from sale of assets	120	472	303
Net cash flow used for investing activities	(27,989)	(51,232)	(69,256)
Cash flows from financing activities:
Payments of borrowings under revolving credit facilities, net	—	(166,000)	(189,000)
Dividends paid	(83,534)	(84,756)	(78,465)
Repurchase of Common Stock	(652,914)	—	—
Debt repayments	—	—	(137,000)
Payments for debt issuance and premiums for early redemption costs	—	—	(1,256)
Other, net	(13,457)	(15,471)	(10,614)
Net cash flow used for financing activities	(749,905)	(266,227)	(416,335)
(Decrease) increase in cash and cash equivalents	(190,645)	494,692	16,021
Balance of cash and cash equivalents at beginning of year	551,681	56,989	40,968
Balance of cash and cash equivalents at end of year	$361,036	$551,681	$56,989

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$126,138	$171,095	$179,164
Cash paid for interest	$166,132	$167,533	$179,803
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

In thousands of dollars, except per share data
		TEGNA Inc. Shareholders’ Equity
	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance as of Dec. 31, 2020	$14,933	$324,419	$113,267	$7,075,640	$(121,076)	$(5,334,155)	$2,058,095
Net income	1,242	—	—	476,955	—	—	476,955
Other comprehensive income, net of tax	—	—	—	—	23,860	—	23,860
Total comprehensive income							500,815
Dividends declared: $0.35 per share	—	—	—	(78,466)	—	—	(78,466)
Company stock 401(k) match contributions	—	—	(32,777)	(14,795)	—	64,714	17,142
Stock-based awards activity	—	—	(85,436)	—	—	74,823	(10,613)
Employee awards stock-based compensation	—	—	31,515	—	—	—	31,515
Adjustment of redeemable noncontrolling interest to redemption value	(46)	—	—	46	—	—	46
Other activity	—	—	1,372	—	—	—	1,372
Balance as of Dec. 31, 2021	$16,129	$324,419	$27,941	$7,459,380	$(97,216)	$(5,194,618)	$2,519,906
Net income	729	—	—	630,469	—	—	630,469
Other comprehensive loss, net of tax	—	—	—	—	(28,317)	—	(28,317)
Total comprehensive income							602,152
Dividends declared: $0.38 per share	—	—	—	(84,756)	—	—	(84,756)
Company stock 401(k) match contributions	—	—	(19,494)	(22,975)	—	61,130	18,661
Stock-based awards activity	—	—	(12,296)	(83,503)	—	80,328	(15,471)
Employee awards stock-based compensation	—	—	30,481	—	—	—	30,481
Adjustment of redeemable noncontrolling interest to redemption value	560	—	—	(560)	—	—	(560)
Other activity	—	—	1,309	—	—	—	1,309
Balance as of Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722
Net income	(377)	—	—	476,724	—	—	476,724
Other comprehensive income, net of tax	—	—	—	—	5,923	—	5,923
Total comprehensive income							482,647
Dividends declared: $0.42 per share	—	—	—	(83,534)	—	—	(83,534)
Company stock 401(k) match contributions	—	—	(23,029)	(32,008)	—	73,666	18,629
Stock-based awards activity	—	—	(5,959)	(89,010)	—	81,512	(13,457)
Employee awards stock-based compensation	—	—	24,497	—	—	—	24,497
Repurchase of Common Stock	—	—	3,304	(77,211)	—	(721,141)	(795,048)
Adjustment of redeemable noncontrolling interest to redemption value	1,771	—	—	(1,771)	—	—	(1,771)
Other activity	—	—	1,187	—	—	—	1,187
Balance as of Dec. 31, 2023	$18,812	$324,419	$27,941	$8,091,245	$(119,610)	$(5,619,123)	$2,704,872

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of business, use of estimates, basis of presentation, terminated merger agreement, and summary of significant accounting policies

Description of business: We are an innovative media company serving the greater good of our communities. Our business includes 64 television stations operating in 51 U.S. markets, offering high-quality television programming and digital content. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers on all devices and platforms they use to consume news content. We also own two radio stations in Columbus, OH and leading multicast networks True Crime Network and Quest. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, digital and over-the-top (OTT) platforms, including Premion, our OTT advertising network.

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

Basis of presentation: The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities for which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity loss in unconsolidated investments, net” in the Consolidated Statements of Income. Additionally, we now present interest income separately within the Non-operating income (expense) section of our Consolidated Statements of Income and have updated the prior year presentation to conform to this new presentation.

Terminated Merger Agreement: On February 22, 2022, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement), with Teton Parent Corp., a newly formed Delaware corporation (Parent), Teton Merger Corp., a newly formed Delaware corporation and an indirect wholly owned subsidiary of Parent, and solely for purposes of certain provisions specified therein, other subsidiaries of Parent, certain affiliates of Standard General L.P., a Delaware limited partnership and CMG Media Corporation, a Delaware corporation, and certain of its subsidiaries.

On May 22, 2023, after a protracted regulatory review, we terminated the Merger Agreement in accordance with its terms. Under the terms of the Merger Agreement, Parent was required to pay us a $136.0 million fee as a result of this termination. In lieu of cash payment for the termination fee, we agreed to accept from Parent 8.6 million shares of the Company’s common stock, which Parent transferred to the Company on June 1, 2023, and which was recorded as an increase to our Treasury stock. The $136.0 million termination fee was recorded as an operating item within our Consolidated Statements of Income and Consolidated Statements of Cash Flow during the second quarter of 2023. Approximately $9.9 million of the termination fee was contractually due to one of the Company’s professional advisors. This expense was recorded within “Corporate - General and Administrative expenses” within our Consolidated Statements of Income.

Summary of significant accounting policies:

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

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. Bad debt expense is included in “Business units - Selling, general and administrative expenses” on our Consolidated Statements of Income. We had bad debt expense of $1.7 million and $3.1 million in 2023 and 2022, respectively. In 2021, we had a net reversal of bad debt expense of $0.7 million due to improved collection trends. Write-offs of trade receivables (net of recoveries) were $2.5 million in 2023, $3.8 million in 2022 and $1.9 million in 2021.

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

Our goodwill balance was $2.98 billion as of both December 31, 2023 and 2022. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances indicate that the fair value of our reporting unit may be below its carrying amount.

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2023, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

Goodwill is accounted for at the segment level and allocated to, and tested for impairment at, a level referred to as the reporting unit. We have determined that our one operating segment, Media, consists of a single reporting unit.

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

We estimate the fair value of our reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a reasonable control premium. In the fourth quarter of 2023, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit exceeded the carrying value by more than 20 percent.

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

In 2023, we elected to perform the quantitative assessment for certain FCC licenses which have experienced limited headroom in recent years. The aggregate carrying value of such licenses is $395.9 million. No impairment charges were recorded as a result of this analysis. However, material adverse changes in any of the significant valuation inputs could result in future declines in the fair value of these FCC license assets, and could result in non-cash impairment charges which could have a material adverse impact on our future results from operations and financial position.

We performed the optional qualitative assessment for all of our other FCC licenses, which represented an aggregate carrying value of $1.73 billion. In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in the discount rate. The results of our qualitative procedures showed no material adverse change in inputs that would indicate an impairment exists since the last quantitative test of these assets. As such, we concluded it was more likely than not that the fair value of these indefinite lived FCC broadcast licenses was more than their carrying amounts and therefore, we did not perform a quantitative test on these licenses in 2023.

Investments and other assets: Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating items, net on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain of the investments.

Investments in the equity of non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included in other non-operating items (net) on our Consolidated Statements of Income. As of December 31, 2023 and 2022, such investments totaled $19.5 million and $20.2 million, respectively. During 2023, we recorded a gain in connection with the sale of one such investment (see Note 3 for additional information). During 2022, we recorded a $2.5 million impairment charge on one such investment. In 2021, we recorded a $1.9 million gain for one of these investments and a $1.9 million impairment charge on a different investment.

Our television stations are party to program broadcasting contracts which provide us with rights to broadcast syndicated programs, original series and films. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Program assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based on when the programming is expected to air. Expense is recognized on a straight line basis which appropriately matches the cost of the programs with the revenues associated with them. During 2023, 2022 and 2021, we incurred programming expense of $53.2 million, $68.8 million and $70.7 million, respectively. Programming expense is included in “Cost of revenues” within our Consolidated Statements of Income. As of December 31, 2023, $31.5 million of programming assets existed which we expect to be expensed within the next twelve months. The liability for these contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the programs, but may be shorter.

We evaluate the net realizable value of our program broadcasting contract assets when a triggering event occurs, such as a change in our intended usage, or sustained lower than expected ratings for the program. Impairment analyses are performed at the syndicated program level (across all stations that utilize the program). We determine the net realizable value based on a projection of the estimated revenues less projected direct costs associated with the syndicated program. If the future direct costs exceed expected revenues, impairment of the program asset may be required. In 2023, we recognized an impairment charge of $3.4 million related to certain programming assets. No impairment charges were recognized in 2022 or 2021.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for OTT streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a commercial reselling agreement with the affiliate. During the first quarter of 2023, we entered into a multi-year extension of the reselling agreement with Gray. Gray’s investment allows it to sell its interest to Premion if there is a change in control of TEGNA or if the existing commercial agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Consolidated Balance Sheets in the caption “Redeemable noncontrolling interest.” When the redemption or carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) is less than the recorded redemption value, we adjust the redeemable noncontrolling interest to equal the redemption value with changes recognized as an adjustment to retained earnings. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date.

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
Our remaining revenue is comprised of various other services, primarily production services (for news content and commercials) and tower rental income and distribution of our local news content. Revenue is recognized as these various services are provided to our customers.
In instances where we sell services from more than one revenue stream to the same customer at the same time, we recognize one contract and allocate the transaction price to each deliverable element (e.g., performance obligation) based on the relative fair value of each element.
Revenue earned by categories in 2023, 2022 and 2021 are shown below (amounts in thousands):

	2023	2022	2021
Subscription	$1,527,563	$1,530,402	$1,466,433
Advertising & Marketing Services	1,289,903	1,363,417	1,428,082
Political	45,800	341,110	60,573
Other	47,664	44,316	36,005
Total revenues	$2,910,930	$3,279,245	$2,991,093

Retirement plans: Certain employees are covered by defined benefit pension plans and we provide certain medical and life insurance benefits to eligible retirees (collectively postretirement benefit plans). The amounts we record related to our postretirement benefit plans are computed using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets and other actuarial assumptions including mortality estimates, health care cost trend rates and employee turnover, each as appropriate based on the nature of the plans. Depending on the timing of the estimated payments, we recognize the funded status of our postretirement benefit plans as a current or non-current liability within our Consolidated Balance Sheets. When annually adjusting to recognize the funded status of the plan, there is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits, recorded in the Consolidated Statements of Equity and Redeemable Noncontrolling Interest. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

Employee awards stock-based employee compensation: We grant restricted stock units (RSUs) and performance share awards (PSAs) to employees as a form of compensation. The expense for the RSUs is based on the grant date fair value of the award and is generally recognized on a straight-line basis. Expense related to PSAs is remeasured monthly to take into account changes in the Company’s stock price over the first two-year performance period, as the award provides the Leadership Development and Compensation Committee with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria. Expense under these programs is recognized over the requisite service period, which is typically a four-year period for RSUs and a three-year period for performance shares. Performance share expense for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 9 for further discussion.

Advertising and marketing costs: We expense advertising and marketing costs, such as costs to promote our brands, as they are incurred. Advertising expenses were $10.7 million in 2023, $9.7 million in 2022 and $9.8 million in 2021, and are included in “Business units - Selling, general and administrative expenses” on the Consolidated Statements of Income.

Income taxes: Income taxes are presented on the consolidated financial statements using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax basis, as well as from tax loss and tax credit carryforwards. Deferred income taxes reflect expected future tax benefits (i.e., assets) and future tax costs (i.e., liabilities). The tax effect of net operating loss, capital loss and general business credit carryovers result in deferred tax assets. We measure deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. Valuation allowances are established if, based upon the weight of available evidence, management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized.

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

New accounting guidance not yet adopted: In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance that changes required disclosures related to segment reporting. The guidance will require entities to disclose on a quarterly and annual basis the significant segment expense items that are regularly provided to the entity’s chief operating decision maker (CODM). Entities will also be required to disclose the title and position of their CODM. The new guidance is effective for us beginning in 2024 on an annual basis and the first quarter of 2025 on a quarterly basis, and is to be applied on a retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

In December 2023, the FASB issued new guidance that changes certain disclosures related to income taxes. The guidance requires entities to disclose additional quantitative and qualitative information about the reconciliation between their statutory and effective tax rates. Specifically, the guidance requires disaggregation of the reconciling items using standardized categories. This guidance also requires additional disclosure of income taxes paid to now include disaggregation on a federal, state and foreign basis and to specifically include the amount of income taxes paid to individual jurisdictions when they represent five percent or more of total income tax payments. The new guidance is effective for us beginning in 2025 and may be applied on either prospective or retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

NOTE 2 – Goodwill and other intangible assets

We operate as one operating and reportable segment which includes a goodwill balance of $2.98 billion as of both December 31, 2023 and 2022. There were no adjustments to our goodwill balance during 2023 or 2022.
The following table displays indefinite-lived intangible assets and amortizable intangible assets as of December 31, 2023 and 2022 (in thousands):

	Gross	Accumulated Amortization	Net
Dec. 31, 2023
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,124,731	$—	$2,124,731
Amortizable intangible assets:
Retransmission agreements	113,621	(95,619)	18,002
Network affiliation agreements	309,502	(144,834)	164,668
Other	71,067	(49,496)	21,571
Total indefinite-lived and amortizable intangible assets	$2,618,921	$(289,949)	$2,328,972

Dec. 31, 2022
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,123,898	$—	$2,123,898
Amortizable intangible assets:
Retransmission agreements	224,827	(184,796)	40,031
Network affiliation agreements	309,503	(121,664)	187,839
Other	71,465	(41,627)	29,838
Total indefinite-lived and amortizable intangible assets	$2,729,693	$(348,087)	$2,381,606

In 2023, we acquired low-power television stations WYSJ and WJHJ which resulted in the recognition of $0.8 million of indefinite-lived intangible assets for acquired FCC licenses.

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition and brand names which are also amortized on a straight-line basis over their useful lives. In 2023, gross amortizable intangible assets and associated accumulated amortization decreased by $111.6 million, due to certain intangible assets reaching the end of their useful lives.

The following table shows the projected annual amortization expense related to amortizable intangible assets existing as of December 31, 2023 (in thousands):

2024	$47,293
2025	28,468
2026	24,431
2027	14,577
2028	13,644
Thereafter	75,828
Total	$204,241

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	Dec. 31,
	2023	2022
Cash value life insurance	$50,865	$48,919
Equity method investments	16,195	17,003
Other equity investments	19,526	20,158
Deferred debt issuance costs	—	2,232
Long-term contract assets	9,878	14,135
Other long-term assets	17,057	24,047
Total	$113,521	$126,494

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

We own an equity investment in MadHive, Inc (MadHive) that is accounted for as an other equity investment. In the third quarter of 2023 we sold a portion of this investment for $26.4 million, which resulted in a gain of $25.8 million that was recorded in “Other non-operating items, net” within our Consolidated Statements of Income. The sale reduced our ownership in MadHive to 19% on a fully diluted basis. We determined that no write up of our remaining MadHive investment was required. See Note 11 for additional information about our investment in MadHive.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Debt issuance costs paid for our unsecured notes are accounted for as a reduction in the debt obligation.

Long-term contract assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security and an asset representing the long-term portion of a contract asset that was recognized as a result of the $20.8 million gain discussed above related to favorable rates obtained on recent commercial agreements with MadHive. This gain resulted in a contract asset which was recognized in January 2022 and that was amortized over two years (through December 2023). See Note 11 for additional details.

NOTE 4 – Income taxes

The provision (benefit) for income taxes consists of the following (in thousands):

2023	Current	Deferred	Total
Federal	$96,816	$14,240	$111,056
State and other	13,646	5,497	19,143
Total	$110,462	$19,737	$130,199

2022	Current	Deferred	Total
Federal	$161,438	$13,435	$174,873
State and other	23,456	4,041	27,497
Total	$184,894	$17,476	$202,370

2021	Current	Deferred	Total
Federal	$114,255	$15,400	$129,655
State and other	11,310	(5,484)	5,826
Total	$125,565	$9,916	$135,481

Income before income taxes attributable to TEGNA Inc. consists entirely of domestic income.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2023	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State taxes (net of federal income tax benefit)	2.3	2.7	2.6
Uncertain tax positions, settlements and lapse of statutes of limitations	(0.2)	—	0.3
Valuation allowance on equity method investment	(0.7)	0.6	—
Other valuation allowances, tax rate changes, & deferred adjustments	0.8	(0.6)	(1.7)
Non-deductible transaction costs	(0.8)	0.5	0.1
Net excess benefits or expense on share-based payments	(0.1)	(0.3)	(0.2)
Non-taxable Merger termination fee	(1.3)	—	—
Other, net	0.5	0.4	—
Effective tax rate	21.5%	24.3%	22.1%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

Deferred tax liabilities and assets were composed of the following as of December 31, 2023 and 2022 (in thousands):

	Dec. 31,
	2023	2022
Deferred tax liabilities
Accelerated amortization of deductible intangibles	$561,741	$540,260
Accelerated depreciation	65,247	67,278
Right-of-use assets for operating leases	18,361	19,467
Other	4,024	4,183
Total deferred tax liabilities	649,373	631,188
Deferred tax assets
Accrued compensation costs	22,450	23,439
Pension and post-retirement medical and life	18,839	20,775
Loss carryforwards	16,435	12,537
Operating lease liabilities	19,443	20,403
Other	18,988	24,242
Total deferred tax assets	96,155	101,396
Deferred tax asset valuation allowance	25,001	26,339
Total net deferred tax liabilities	$578,219	$556,131

As of December 31, 2023, we had approximately $7.2 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2024 through 2042 in addition to $3.7 million of federal and $11.3 million of state interest disallowance carryforwards that do not expire.

Included in total deferred tax assets are valuation allowances of approximately $25.0 million as of December 31, 2023, and $26.3 million as of December 31, 2022, primarily related to federal and state interest disallowance carryforwards, minority investments, state net operating loss carryforwards, accrued compensation costs, and state capital loss carryforwards. This $1.3 million change in valuation allowance is primarily due to the release of valuation allowance on a minority investment partially offset by additional valuation allowances on state net operating loss carryforwards and federal and state interest disallowance carryforwards. If, in the future, we believe that it is more likely than not that these deferred tax assets will be realized, the valuation allowances will be reversed in the Consolidated Statements of Income.

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

The following table summarizes the activity related to deferred tax asset valuation allowances (in thousands):

	2023	2022	2021
Beginning at beginning of period	$26,339	$41,929	$43,467
Additions to valuation allowance	5,001	7,228	6,108
Reductions to valuation allowance	(6,339)	(22,818)	(7,646)
Balance at the end of the period	$25,001	$26,339	$41,929

Tax Matters Agreements

Prior to the May 31, 2017, spin-off of the Cars.com business, we entered into a Tax Matters Agreement with Cars.com Inc. that governs each company’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. The agreement provides that we will generally indemnify Cars.com against taxes attributable to assets or operations for all tax periods or portions thereof prior to the spin-off date including separately-filed U.S. federal, state, and foreign taxes. Our 2017 tax year is currently under examination by the Internal Revenue Service and the relevant federal statute of limitations remains open until September 30, 2024.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

	2023	2022	2021
Change in unrecognized tax benefits
Balance at beginning of year	$7,725	$8,196	$7,435
Additions for tax positions of prior years	151	—	1,363
Reductions for tax positions of prior years	(680)	—	—
Settlements	—	(9)	—
Reductions due to lapse of statutes of limitations	(551)	(462)	(602)
Balance as of end of year	$6,645	$7,725	$8,196

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.6 million as of December 31, 2023, and $6.4 million as of December 31, 2022. This amount includes the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recorded income from interest for uncertain tax positions of $0.3 million in 2023 while recognizing an expense of $0.2 million in 2022 and $0.7 million in 2021. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was $0.7 million as of December 31, 2023 and $0.9 million as of December 31, 2022.

We file income tax returns in the U.S. and various state jurisdictions. The 2016 through 2023 tax years remain subject to examination by the Internal Revenue Service and state authorities.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $2.6 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 5 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Dec. 31,
	2023	2022
Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,090,000
Debt issuance costs	(22,226)	(26,911)
Unamortized premiums and discounts, net	5,027	6,227
Total long-term debt	$3,072,801	$3,069,316

As of December 31, 2023, we had unused borrowing capacity of $1.49 billion under our $1.51 billion revolving credit facility. As of December 31, 2023, we were in compliance with all covenants contained in our debt agreements and credit facility, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Under our revolving credit facility we have the ability to draw loans based on two different interest rate indices, one of which was previously based on the LIBOR. During the second quarter of 2023, we amended our revolving credit facility to replace the LIBOR-based interest rate index, which was phased out, with a SOFR-based interest rate index. The transition from LIBOR to SOFR did not have a material impact on the Company.

On January 25, 2024, we entered into an amendment to our revolving credit facility. Among other things, the amendment amends the revolving credit facility to:

•Reduce the Five-Year Commitments (as defined in the Credit Agreement) from $1.51 billion to $750 million;
•Extend the term of such Five-Year Commitments from August 15, 2024 to January 25, 2029, subject to a 91-day springing maturity date if debt in excess of $300 million (subject to certain exceptions) were to mature before such date;
•Add the right to obtain a temporary 0.5x step-up in the Total Leverage Ratio (as defined in the Credit Agreement) after consummating a Qualified Acquisition (as defined in the Credit Agreement);
•Increase the amount of Unrestricted Cash (as defined in the Credit Agreement) to $600 million;
•Amend the definition of Consolidated EBITDA to include an add-back for certain professional fees and expenses; and
•Establish a $50 million swingline facility.

Under the amended credit agreement, the Company’s maximum Total Leverage Ratio (as defined in the Credit Agreement) will remain unchanged at 4.50x.

None of the available capacity on the revolving credit facility was drawn on the amendment date.

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule discloses annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2023
2024	$—
2025	—
2026	550,000
2027	440,000
2028	1,000,000
Thereafter	1,100,000
Total	$3,090,000

NOTE 6 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure tables presented below primarily include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans.

Pension costs, which primarily include costs for our qualified TRP and non-qualified SERP, are presented in the following table (in thousands):

	2023	2022	2021
Service cost-benefits earned during the period	$—	$—	$2
Interest cost on benefit obligation	24,183	16,830	15,887
Expected return on plan assets	(20,940)	(19,502)	(34,679)
Amortization of prior service cost	90	90	90
Amortization of actuarial loss	6,059	4,583	4,952
Pension payment timing related charge	—	300	946
Expense for (income from) company-sponsored retirement plans	$9,392	$2,301	$(12,802)

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

	Dec. 31,
	2023	2022
Change in benefit obligations
Benefit obligations as of beginning of year	$464,309	$605,834
Interest cost	24,183	16,830
Actuarial loss (gain)	9,443	(119,462)
Benefits paid	(35,469)	(36,943)
Settlements (1)	—	(1,950)
Benefit obligations as of end of year	$462,466	$464,309
Change in plan assets
Fair value of plan assets as of beginning of year	$385,005	$541,758
Actual gains (losses) experienced by plan assets	32,739	(123,648)
Employer contributions	3,833	5,788
Benefits paid	(35,469)	(36,943)
Settlements (1)	—	(1,950)
Fair value of plan assets as of end of year	$386,108	$385,005
Funded status as of end of year	$(76,358)	$(79,304)
Amounts recognized in Consolidated Balance Sheets
Accrued liabilities other—current	$(5,875)	$(5,620)
Pension liabilities—non-current	$(70,483)	$(73,684)
(1) Settlements represent lump sum benefit payments to certain SERP plan participants. When aggregate lump sums exceed the settlement threshold, pension payment timing related charges are incurred, and the lump sum payments prompting the charge are shown on a separate line from other benefit payments.

The actuarial loss in 2023 of $9.4 million was primarily due to a decrease in the discount rate used to calculate the benefit obligations (which decreased from 5.50% at December 31, 2022 to 5.20% as of December 31, 2023) which resulted in an actuarial loss of $10.9 million.

The actuarial gain in 2022 of $119.5 million was primarily due to an increase in the discount rate used to calculate the benefit obligations (which increased from 2.89% at December 31, 2021 to 5.50% as of December 31, 2022) which resulted in an actuarial gain of $120.1 million.

The funded status (on a projected benefit obligation basis) of our principal retirement plans as of December 31, 2023, is as follows (in thousands):

	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$386,108	$415,041	$(28,933)
SERP (1)	—	47,128	(47,128)
All other	—	297	(297)
Total	$386,108	$462,466	$(76,358)
(1) The SERP is an unfunded, unsecured liability.

No contributions to the TRP were required nor made in 2022 and 2023. We made payments to participants of unfunded pension plans, principally the SERP, of $3.8 million in 2023. We expect to make contributions of $6.9 million to the TRP and $5.8 million are expected to be made to our SERP participants in 2024.

The following table presents information for our retirement plans for which accumulated benefit obligation exceed assets (in thousands):

	Dec. 31,
	2023	2022
Accumulated benefit obligation	$462,466	$464,309
Fair value of plan assets	$386,108	$385,005

The following table presents information for our retirement plans for which projected benefit obligations exceed assets (in thousands):

	Dec. 31,
	2023	2022
Projected benefit obligation	$462,466	$464,309
Fair value of plan assets	$386,108	$385,005

The following table summarizes the pre-tax amounts recorded in accumulated other comprehensive loss that have not yet been recognized as a component of pension expense (in thousands):

	Dec. 31,
	2023	2022
Net actuarial losses	$(159,086)	$(167,502)
Prior service cost	(1,436)	(1,526)
Amounts in accumulated other comprehensive loss	$(160,522)	$(169,028)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), pre-tax, consist of the following (in thousands):

	2023	2022	2021
Current year net actuarial (loss) gain	$2,356	$(23,688)	$4,463
Amortization of actuarial loss	6,059	4,583	4,952
Amortization of previously deferred prior service costs	90	90	90
Pension payment timing related charges	—	300	946
Total	$8,505	$(18,715)	$10,451

Pension costs: The following assumptions were used to determine net pension costs:

	2023	2022	2021
Discount rate	5.50%	2.89%	2.54%
Expected return on plan assets	5.75%	3.75%	6.50%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historical capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31,
	2023	2022
Discount rate	5.20%	5.50%

Plan assets: The asset allocation for the TRP as of the end of 2023 and 2022, and target allocations for 2024, by asset category, are presented in the table below:

Target Allocation		Actual allocation of Plan Assets
	2024	2023	2022
Equity securities	14%	17%	14%
Debt securities	86%	83%	86%
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain diversification in the total portfolio, and each asset class. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Target asset allocations are based on the funded status of the TRP (fair value of pension assets as a percentage of the projected pension obligation). During 2023, the target allocation was 14% for equity securities and 86% for debt securities. In early 2022, we switched our investment portfolio from being mostly actively managed to a passive (or indexed) investment strategy. Our actual investment return on our TRP assets was 10.0% for 2023, (23.0)% for 2022 and 4.5% for 2021.

Cash flows: We estimate we will make the following benefit payments from either retirement plan assets or directly from our funds (in thousands):

2024	$50,756
2025	40,329
2026	39,644
2027	39,071
2028	38,620
2029 through 2033	$173,387

401(k) savings plan

Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, the TEGNA 401(k) Savings Plan. Employees can elect to contribute up to 50% of their compensation to the plan subject to certain limits.

For most participants, the plan’s 2023 matching formula is 100% of the first 4% of compensation that an employee contributes. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $18.6 million in 2023, $18.7 million in 2022 and $17.1 million in 2021. During 2023, 2022 and 2021, we settled the 401(k) employer match obligation by issuing our common stock from treasury stock and depositing it in the participants’ accounts.

Multi-employer plan

We contribute to the AFTRA Retirement Plan (AFTRA Plan), a multi-employer defined benefit pension plan, under the terms of collective-bargaining agreements (CBA) that cover certain union-represented employees. The Employee Identification Number (EIN) and three-digit plan number of the AFTRA Plan is 13-6414972/001.

The AFTRA Plan reports for plan year (December 1, 2021 to November 30, 2022) that the AFTRA Plan was neither in endangered, critical, or critical and declining status in the Plan Year (e.g. 82% funded). A financial improvement plan or a rehabilitation plan is neither pending nor has one been implemented for the AFTRA Plan.

We make all required contributions to the AFTRA plan as determined under the respective CBAs. We contributed $2.8 million in 2023, $2.7 million in 2022 and $2.9 million in 2021. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2022.

Expiration dates of the SAG-AFTRA CBAs in place range from January 26, 2024 to December 19, 2026. The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2023, 2022 and 2021.

NOTE 7 - Leases

We determine if an arrangement contains a lease at the agreement’s inception. Our portfolio of leases primarily consists of leases for the use of corporate offices, station facilities, equipment and for antenna/transmitter sites. Our lease portfolio consists entirely of operating leases, with most of our leases having remaining terms of less than 15 years. Operating lease balances are included in our right-of-use assets, other accrued liabilities and operating lease liabilities on our Consolidated Balance Sheets.

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

The operating lease right-of-use asset as of the lease commencement date is calculated based on the amount of the operating lease liability, less any lease incentive. Some of our lease agreements include options to renew for additional terms or provide us with the ability to terminate the lease early. In determining the term of the lease, we consider whether or not we are reasonably certain to exercise these options. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

The following table presents lease related assets and liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022 (in thousands):

	Dec. 31,
	2023	2022
Assets
Right-of-use assets for operating leases	$73,479	$78,448

Liabilities
Operating lease liabilities (current)[1]	$11,912	$11,491
Operating lease liabilities (non-current)	73,733	79,503
Total operating lease liabilities	$85,645	$90,994

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Consolidated Balance Sheets.

As of December 31, 2023 and 2022, the weighted-average remaining lease term for our lease portfolio was 7.6 and 8.4 years, respectively, and the weighted average discount rate used to calculate the present value of our lease liabilities was 5.2% and 5.0%, respectively.

For the years ended December 31, 2023, 2022 and 2021, we recognized lease expense of $16.2 million, $16.7 million, and $17.8 million respectively. In addition, in 2023, 2022 and 2021, we made cash payments for operating leases of $17.1 million, $17.6 million and $18.5 million, respectively, which are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2023 (in thousands):

Future Period	Cash Payments
2024	$16,516
2025	15,048
2026	13,112
2027	12,831
2028	12,523
Thereafter	36,009
Total lease payments	106,039
Less: amount of lease payments representing interest	20,394
Present value of lease liabilities	$85,645

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

Additionally, in 2023, we recognized a gain of $25.8 million as a result of the sale of a portion of our MadHive investment. The gain was recorded in “Other non-operating items, net” within our Consolidated Statements of Income. The fair value was based on a transaction price, which was settled in cash, in an inactive market (which is classified as Level 2 in the fair value hierarchy). Also in 2023, we recognized an impairment charge of $3.4 million, in “Asset impairment and other” within our Consolidated Statements of Income, related to certain programming assets. The fair value was determined based on a projection of the estimated revenues less projected direct costs associated with the programming (which is classified as Level 3 in the fair value hierarchy).

In 2021, we recorded an unrealized gain of $20.8 million due to the increase in the fair value of an available-for-sale debt security, which included features that allow us to convert the investment into equity ownership upon the occurrence of certain events. The fair value of the available for sale debt security was determined to be $23.8 million. The valuation utilized a market based fair value approach relying on observable market data (Level 3). The unrealized gain was initially recorded in "Accumulated other comprehensive loss” on the Consolidated Balance Sheets until it was realized in 2022 and recorded as a gain in the Consolidated Statements of Income.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values due to the short-term nature of these instruments. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $2.93 billion as of December 31, 2023 and $2.95 billion as of December 31, 2022.

The below fair value tables relate to our TRP pension plan assets (in thousands):

Pension Plan Assets
Fair value measurement as of Dec. 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$87	$—	$—	$87
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				67,314
Common collective trust - fixed income				318,594
Partnership/joint venture interests				113
Total fair value of plan assets				$386,108

Fair value measurement as of Dec. 31, 2022
Level 1	Level 2	Level 3	Total
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities			$54,917
Common collective trust - fixed income			329,821
Partnership/joint venture interests			267
Total fair value of plan assets			$385,005

Valuation methodologies used for TRP pension assets measured at fair value in 2023 and 2022 are as follows:

Interest in common/collective trusts are valued using the net asset value as a practical expedient provided monthly by the investment manager or fund company. As of December 31, 2023, there were primarily five investments in collective trusts of which four are fixed income funds, whose strategy is to use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. The remaining collective fund is invested in equity securities. The strategy of the fund is to generate returns predominantly from developed equity markets. The collective funds are generally redeemable with a short-term written or verbal notice. There are no unfunded commitments related to these types of funds.

Investments in partnerships are valued at the net asset value as a practical expedient reported by the fund managers. The Plan held an investment in one partnership in 2023. The partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. Future funding commitments to our real estate partnership investment totaled $0.7 million as of December 31, 2023 and 2022.

Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the year.

NOTE 9 – Shareholders’ equity

As of December 31, 2023, and 2022, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. As of December 31, 2023, shareholders’ equity of TEGNA included 179.9 million shares that were outstanding (net of 144.5 million shares of common stock held in treasury). As of December 31, 2022, shareholders’ equity of TEGNA included 223.4 million shares that were outstanding (net of 101.0 million shares of common stock held in treasury). No shares of preferred stock were issued and outstanding as of December 31, 2023 or 2022.

Capital stock and earnings per share

We report earnings per share on two bases, basic and diluted. All basic earnings per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share awards.

Our earnings per share (basic and diluted) for 2023, 2022, and 2021 are presented below (in thousands, except per share amounts):

	2023	2022	2021
Net income	$476,347	$631,198	$478,197
Net loss (income) attributable to noncontrolling interest	377	(729)	(1,242)
Adjustment of redeemable noncontrolling interest to redemption value	(1,771)	(560)	46
Earnings available to common shareholders	$474,953	$629,909	$477,001

Weighted average number of common shares outstanding - basic	207,594	223,652	221,504
Effect of dilutive securities
Restricted stock units	220	535	736
Performance share awards	133	299	230
Stock options	—	—	1
Weighted average number of common shares outstanding - diluted	207,947	224,486	222,471

Earnings per share - basic	$2.29	$2.82	$2.15

Earnings per share - diluted	$2.28	$2.81	$2.14

Share repurchase program

In December 2020, our Board of Directors authorized the renewal of our share repurchase program for up to $300.0 million of our common stock, which expired on December 31, 2023. The now terminated Merger Agreement did not permit us to repurchase our common stock. As a result, we suspended share repurchases under this program in February 2022 upon entering into the Merger Agreement and subsequently resumed it after the Merger Agreement was terminated in 2023. In total, 1.7 million shares were repurchased under this program at an average share price of $15.96, for an aggregate cost of $27.9 million. We did not repurchase any shares under the program in 2022 or 2021.

On June 2, 2023, we entered into our first accelerated share repurchase program (the first ASR) with JPMorgan Chase Bank, National Association (JPMorgan). Under the terms of the first ASR, we repurchased $300 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 15.2 million shares received on June 6, 2023, representing 80% ($240 million) of the value of the first ASR contract. The first ASR program was completed during the third quarter of 2023 at which time JPMorgan delivered an additional 3.1 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the first ASR program, less a discount, less the previously delivered 15.2 million shares.

On November 9, 2023, we entered into a second accelerated share repurchase (the second ASR) program with JPMorgan. Under the terms of the ASR, we repurchased $325 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 17.3 million shares received on November 13, 2023, representing 80% ($260 million) of the value of the second ASR contract. The second ASR program was completed in February 2024, at which time JPMorgan delivered an additional 4.0 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the second ASR program, less a discount, less the previously delivered 17.3 million shares.

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock through December 31, 2025.

Employee Awards Stock-Based Compensation Plans

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

RSU program - We also issue stock-based compensation to eligible employees in the form of RSUs. These awards generally entitle employees to receive at the end of a specified vesting period one share of common stock for each RSU granted, conditioned on continued employment for the relevant vesting period. In most cases, RSUs vest 25% per year and settle annually. RSUs do not pay dividends or confer voting rights in respect of the underlying common stock during the vesting period. RSUs are valued based on the fair value of our common stock on the date of grant less the present value of the expected dividends not received during the relevant vesting period. The fair value of the RSU, less estimated forfeitures, is recognized as compensation expense ratably over the vesting period.

We generally grant both RSUs and performance share awards annually to eligible employees on or about March 1.

Employee Awards Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards (in thousands):

	2023	2022	2021
RSUs	$20,931	$16,182	$12,806
PSAs	3,566	14,299	18,709
Total employee awards stock-based compensation	24,497	30,481	31,515
Total income tax benefit	9,072	10,744	8,082
Employee awards stock-based compensation net of tax	$15,425	$19,737	$23,433

RSUs: As of December 31, 2023, there was $35.3 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.1 years. A summary for the RSUs activity is presented below:

	2023		2022		2021
RSU	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	2,543,732	$17.80	2,842,288	$15.11	2,614,654	$13.09
Granted	2,289,278	16.09	949,022	21.90	1,282,636	17.83
Vested	(1,122,923)	16.41	(1,118,395)	14.62	(899,282)	13.21
Canceled	(244,707)	17.78	(129,183)	16.39	(155,720)	14.56
Unvested at end of year	3,465,380	$17.12	2,543,732	$17.80	2,842,288	$15.11

PSAs: As of December 31, 2023, there was $5.3 million of unrecognized compensation cost related to non-vested PSAs (holding valuation inputs as of December 31, 2023 constant). This amount will be recognized as expense over a weighted average period of 1.9 years. A summary for the PSAs activity is presented below:

	2023		2022		2021
PSA	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	986,104	$18.18	1,015,433	$15.04	1,142,879	$12.87
Granted	642,413	16.33	484,781	21.80	553,090	17.48
Vested	(564,159)	16.21	(503,844)	15.26	(646,635)	13.22
Canceled	(116,337)	18.25	(10,266)	17.09	(33,901)	14.20
Unvested at end of year	948,021	$18.16	986,104	$18.18	1,015,433	$15.04

Accumulated other comprehensive loss

The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities, foreign currency translation and an unrealized gain on our available-for-sale investment. The following tables summarize the components of, and changes in AOCL, net of tax (in thousands):

2023	Retirement Plans	Foreign Currency Translation (1)	Total
Balance at beginning of year	$(126,065)	$532	$(125,533)
Other comprehensive income before reclassifications	1,769	—	1,769
Amounts reclassified from AOCL	4,154	—	4,154
Balance at end of year	$(120,142)	$532	$(119,610)

2022	Retirement Plans	Foreign Currency Translation (1)	Available-For-Sale Investment	Total
Balance at beginning of year	$(113,090)	$455	$15,419	$(97,216)
Other comprehensive loss before reclassifications	(16,288)	77	—	(16,211)
Amounts reclassified from AOCL	3,313	—	(15,419)	(12,106)
Balance at end of year	$(126,065)	$532	$—	$(125,533)

2021	Retirement Plans	Foreign Currency Translation (1)	Available-For- Sale Investment	Total
Balance at beginning of year	$(120,979)	$(97)	$—	$(121,076)
Other comprehensive income before reclassifications	3,316	552	15,419	19,287
Amounts reclassified from AOCL	4,573	—	—	4,573
Balance at end of year	$(113,090)	$455	$15,419	$(97,216)
(1) Our entire foreign currency translation adjustment is related to our CareerBuilder investment. We previously recorded our share of foreign currency translation adjustments through our equity method investment, however, accounting for this investment has been suspended as its carrying value has declined to $0.

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 6 and our other post-retirement benefits (health care and life insurance benefits). Reclassifications out of AOCL related to these post-retirement plans and a realized gain on an available-for-sale investment included the following (in thousands):

	2023	2022	2021
Amortization of prior service credit	$(464)	$(481)	$(481)
Amortization of actuarial loss	6,054	4,639	5,698
Pension payment timing related charges	—	300	946
Realized gain on available-for-sale investment	—	(20,800)	—
Total reclassifications, before tax	5,590	(16,342)	6,163
Income tax effect	(1,436)	4,236	(1,590)
Total reclassifications, net of tax	$4,154	$(12,106)	$4,573

NOTE 10 – Asset impairment and other

As events occur, or circumstances change, we may recognize non-cash impairment charges to reduce the book value of intangible and other long-lived assets or to record charges (gains) related spectrum repacking reimbursements and other efforts, or other unique events.

A summary of these items by year (pre-tax basis) is presented below (in thousands):

	2023	2022	2021
Programming rights impairment	$3,359	$—	$—
Reimbursement of spectrum repacking	—	(323)	(4,942)
Property and equipment impairments	—	—	1,095
Contract termination and other costs related to national sales	—	—	1,540
Total asset impairment and other	$3,359	$(323)	$(2,307)

Programming rights impairment: In the second quarter of 2023, a $3.4 million impairment charge was recognized on programming assets.

Reimbursement of spectrum repacking: Some of our stations have had to purchase new equipment in order to comply with an FCC spectrum repacking initiative. As part of this initiative, the FCC is reimbursing companies for costs incurred to comply with the new requirements. In 2023, 2022 and 2021, we received $0.0 million, $0.3 million, $4.9 million of such reimbursements, respectively, which we have recorded as contra expense. All of our repacked stations have completed their transitions to their new channels.

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

Since the national media reports, numerous putative class action lawsuits were filed against owners of television stations (the Advertising Cases) in different jurisdictions. The plaintiffs are a class consisting of all persons and entities in the United States who paid for all or a portion of advertisement time on local television provided by the defendants. The Advertising Cases assert antitrust and other claims and seek monetary damages, attorneys’ fees, costs and interest, as well as injunctions against the allegedly wrongful conduct.

These cases were consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned In re: Local TV Advertising Antitrust Litigation on October 3, 2018. At the court’s direction, the plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the DOJ in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding. The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019. On October 8, 2019, the defendants jointly filed a motion to dismiss the matter. On November 6, 2020, the court denied the motion to dismiss. On March 16, 2022, the plaintiffs filed a third amended complaint, which, among other things, added ShareBuilders, Inc., as a named defendant. ShareBuilders filed a motion to dismiss on April 15, 2022, which was granted by the court without prejudice on August 29, 2022. TEGNA has filed its answer to the third amended complaint denying any violation of law and asserting various affirmative defenses.

On May 26, 2023, the plaintiffs moved for preliminary approval of settlements with four co-defendants – CBS Corp (n/k/a Paramount Global), Fox Corp., certain Cox entities (including Cox Media Group, LLC, Cox Enterprises, Inc., CMG Media Corporation and Cox Reps, Inc.) and ShareBuilders, Inc. Although ShareBuilders prevailed on its motion to dismiss the case, as noted above, because the court had dismissed the claims without prejudice ShareBuilders entered into a zero dollar settlement with the plaintiffs in order to ensure that the plaintiffs do not re-file the claims in the future. In exchange for a release of the plaintiffs’ claims against them, the settling defendants, among other things, collectively agreed to pay $48 million, while expressly denying any liability or wrongdoing. On December 7, 2023, the Court granted the plaintiffs’ motion for approval of the settlements with these defendants.

Discovery in the Advertising Cases is ongoing. We believe that the claims asserted in the Advertising Cases are without merit and intend to defend vigorously against them.

Other litigation matters

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be incurred as a result of any of the foregoing matters.

Commitments: The following table summarizes the expected cash outflow related to our commitments related to programming contracts that are not recorded on our Consolidated Balance Sheets as of December 31, 2023. Such obligations include future payments related to network affiliation agreements and commitments to purchase syndicated television programming that will be produced in the future. Certain network affiliation agreements include variable fee components which have been reflected in the table below based on the minimum known amounts that we are obligated to pay. The aggregate programming commitments of $3.43 billion at December 31, 2023 compares to $2.83 billion at December 31, 2022. The increase in the aggregate commitments is primarily due to the ABC and NBC affiliation agreements which were renewed in 2023. The table below lists programming contract commitments by year for each of the next five years and all years thereafter in aggregate (in thousands):

Year	Programming Contracts
2024	$915,531
2025	911,559
2026	823,846
2027	397,951
2028	385,020
Thereafter	—
Total	$3,433,907
Major Customers: Customers that purchase our advertising and marketing services are comprised of local, regional, and national advertisers across our markets. Our subscription revenue customers include cable operators and satellite providers that pay us to carry our programming. In 2023, two customers purchased both advertising and marketing services and paid us compensation related to retransmission consent agreements, which in the aggregate represented more than 10% of consolidated revenue in 2023. These customers represented $415.4 million and $300.5 million of consolidated revenue in the year ended December 31, 2023. In 2022, we had two major customers that purchased more than 10% of our revenue with $416.3 million and $387.3 million while we had two customers that purchased more than 10% of our revenue with $410.8 million and $399.7 million in 2021.

Related Party Transactions: We have equity investments in MadHive which is a related party of TEGNA. In addition to our investments, we also have commercial agreements with MadHive under which MadHive supports our Premion business in acquiring OTT advertising inventory, as well as delivering and tracking the ad impressions. During the year ended December 31, 2023, we incurred expenses of $90.6 million as a result of the commercial agreements with MadHive. During the years ended December 31, 2022 and 2021, we incurred $121.1 million and $80.3 million of expenses, respectively, under the commercial agreements. These expenses are recorded as “Cost of revenue” on our Consolidated Statements of Income. As of December 31, 2023 and 2022, we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $5.4 million and $10.0 million, respectively.

In December 2021, we renewed our commercial agreements with MadHive. Simultaneously with the commercial agreement renewals, we also amended the terms of our then outstanding available-for-sale convertible debt security investment. In exchange for the convertible debt modifications, we received favorable terms in our renewed commercial agreements. We estimated the fair value of our available-for-sale security at December 31, 2021 using a market fair value approach based on the cash we expect to receive upon maturity of the note and the estimated cash savings that the favorable contract terms will provide over the term of the commercial agreements. In January 2022, we recorded an intangible contract asset for $20.8 million (equal to the estimated cash savings), and amortized this asset on a straight-line basis over the noncancellable term of the commercial agreements of two years. This non-cash expense is recorded within “Cost of revenues,” within our Consolidated Statements of Income. The debt matured in June 2022 at which time the principal balance of $3.0 million plus accrued interest was paid to us.

In the second quarter of 2023, we further extended the terms of our commercial agreement with MadHive for an additional two years, through December 31, 2025.

NOTE 12 - Subsequent events

On February 1, 2024, we announced that Premion, LLC has signed an agreement and simultaneously closed on the acquisition of Octillion Media. Octillion is a next-generation demand-side platform focused on Local Connected TV(CTV)/Over-the-Top (OTT) advertising. The acquisition will expand Premion’s capabilities in the growing CTV marketplace by combining Octillion’s technology with Premion’s local CTV/OTT advertising solution. The acquisition is being funded with available cash on hand, which will not have a material impact on TEGNA’s cash or leverage levels.

On February 8, 2024 we received $152.9 million of pre-tax cash proceeds upon the completion of the previously-announced sale of Broadcast Music, Inc. to a private equity firm. Proceeds from the sale will be included in the newly announced return of capital to shareholders and/or the pursuit of bolt-on acquisitions.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls or in other factors during our fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Your Board of Directors,” “The TEGNA Nominees,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “Proposal 1 – Election of Directors” and ”Delinquent Section 16(a) Reports" under the heading “Additional Information” in our 2024 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Executive Compensation,” “Director Compensation,” “Outstanding Director Equity Awards at Fiscal Year-End” and “Related Transactions; Compensation Committee Interlocks and Insider Participation” under the heading “Proposal 1–Election of Directors” in our 2024 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Equity Compensation Plan Information” and “Securities Beneficially Owned by Directors, Executive Officers and Principal Shareholders” in our 2024 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Director Nominees” under the heading “2024 Proxy Statement Summary: Snapshot of 2024 Director Nominees” and “Related Transactions; Compensation Committee Interlocks and Insider Participation” under the heading “Proposal 1 - Election of Directors” in our 2024 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information appearing under “Report of the Audit Committee” in our 2024 proxy statement.

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
Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on February 22, 2022.

2-2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 10, 2022, by and among TEGNA Inc., Teton Parent Corp., Teton Merger Corp., and solely for purposes of certain provisions specified therein, Community News Media LLC, CNM Television Holdings I LLC, SGCI Holdings III LLC, P Standard General Ltd., Standard General Master Fund L.P., Standard General Master Fund II L.P., Standard General Focus Fund L.P., CMG Media Corporation, CMG Media Operating Company, LLC, CMG Farnsworth Television Holdings, LLC, CMG Farnsworth Television Operating Company, LLC, Teton Midco Corp., Teton Opco Corp., and CMG Farnsworth Television Acquisition Company, LLC.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on March 15, 2022.

3-1	Fourth Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 12, 2021.

3-2	By-laws, as amended through December 6, 2023.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on December 07, 2023.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

4-5	Fourteenth Supplemental Indenture, dated as of January 9, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

4-6	Fifteenth Supplemental Indenture, dated as of September 10, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2020.

4-7	Description of Securities.	Attached.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

Exhibit Number	Exhibit	Location

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Incorporated by reference to Exhibit 10-4-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

Exhibit Number	Exhibit	Location

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Incorporated by reference to Exhibit 10-5-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-8	TEGNA Inc. 2020 Omnibus Incentive Compensation Plan.	Incorporated by reference to Appendix B to TEGNA Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2020.

10-9	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2022.

10-10	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2019.

10-10-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-10-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-10-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-10-4	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2022.

Exhibit Number	Exhibit	Location

10-10-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2023.

10-10-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2023.

10-10-7	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2023.

10-10-8	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2023.

10-11	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

10-11-1	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2020.

10-11-2	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-11-3	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2022.

10-11-4	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2023.

10-12	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-13	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-14	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-14-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-15	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-15-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-15-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-16	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-17	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-18	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-18-1	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-27-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-18-2	Amendment No. 2 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Attached.

10-19	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

Exhibit Number	Exhibit	Location
10-19-1	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-28-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-19-2	Amendment No. 2 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Attached.

10-20	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-21	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-22	Amendment and Restatement Agreement, dated as of August 5, 2013, to each of (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2002 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2002 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2002 Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2004 Credit Agreement”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2004 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC and SunTrust Bank, as documentation agents and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2005 Credit Agreement” and, together with the 2002 Credit Agreement and the 2004 Credit Agreement, the “Credit Agreements”), among TEGNA Inc., the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2005 Lenders” and, together with the 2002 Lenders and the 2004 Lenders, the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2005 Administrative Agent” and, together with the 2002 Administrative Agent and the 2004 Administrative Agent, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, by and between TEGNA Inc., the Guarantors under the Credit Agreements as of August 5, 2013, the Administrative Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as issuing lenders and the Lenders party thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

Exhibit Number	Exhibit	Location

10-22-1	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-2	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A. as syndication agents.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-3	Sixth Amendment, dated as of September 24, 2013, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010, and as further amended and restated pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-22-4	Seventh Amendment, dated as of February 13, 2015, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013 and as further amended by the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-22-5	Eighth Amendment, dated as of June 29, 2015, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Seventh Amendment thereto dated as of February 13, 2015, and the Sixth Amendment thereto dated September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A to the Eight Amendment.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-22-6	Ninth Amendment, dated as of September 30, 2016, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Eighth Amendment thereto, dated as of June 29, 2015, the Seventh Amendment thereto, dated as of February 13, 2015, and the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A, to the Ninth Amendment.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-22-7	Tenth Amendment, dated as of August 1, 2017, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2017.

Exhibit Number	Exhibit	Location

10-22-8	Eleventh Amendment, dated as of June 21, 2018, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-22-9	Twelfth Amendment, dated as of August 15, 2019, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2015, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, and as further amended as of June 21, 2018, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

10-22-10	Thirteenth Amendment, dated as of June 11, 2020, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018 and as further amended as of August 15, 2019, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 12, 2020.

10-22-11
Fourteenth Amendment, dated as of May 15, 2023 and effective as of May 19, 2023, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018 and as further amended as of August 15, 2019, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on May 23, 2023.

10-22-12
Fifteenth Amendment, dated as of January 25, 2024 and effective as of January 25, 2024, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018, as further amended as of August 15, 2019, as further amended as of June 11, 2020 and as further amended as of May 14, 2023 among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on January 25, 2024.

10-23	Form of CEO Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2023.

10-24	Form of CEO Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2023.

10-25	Form of Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 8-K filed on August 9, 2023.

10-26	Form of Cash Retention Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on August 9, 2023.

10-27	Transition Agreement, dated August 2, 2023, between Victoria D. Harker and TEGNA, Inc.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on August 3, 2023.

10-28	TEGNA Inc. Executive Officer Cash Severance Policy.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on October 26, 2023.

10-29	Offer letter, dated October 18, 2023 between Lauren S. Fisher and TEGNA Inc.*	Attached.

Exhibit Number	Exhibit	Location

21	Subsidiaries of TEGNA Inc.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

97	Clawback Policy	Attached.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date file because its Inline XBRL tags are embedded within the Inline XBRL document.	Attached.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.

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

Dated: February 29, 2024	TEGNA Inc. (Registrant)

	By:	/s/ Julie A. Heskett
Julie A. Heskett
Senior Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 29, 2024	/s/ David T. Lougee
David T. Lougee
President and Chief Executive Officer
(principal executive officer)
Dated: February 29, 2024	/s/Julie A. Heskett
Julie A. Heskett
Senior Vice President and Chief Financial Officer
(principal financial officer)

Dated: February 29, 2024	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(principal accounting officer)

Dated: February 29, 2024	/s/ Gina Bianchini
Gina Bianchini, Director
Dated: February 29, 2024	/s/ Howard D. Elias
Howard D. Elias, Director, Chairman
Dated: February 29, 2024	/s/ Stuart Epstein
Stuart Epstein, Director
Dated: February 29, 2024	/s/ Karen Grimes
Karen Grimes, Director
Dated: February 29, 2024	/s/ David T. Lougee
David T. Lougee, Director
Dated: February 29, 2024	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: February 29, 2024	/s/ Henry W. McGee
Henry W. McGee, Director
Dated: February 29, 2024	/s/ Neal Shapiro
Neal Shapiro, Director
Dated: February 29, 2024	/s/ Melinda C. Witmer
Melinda C. Witmer, Director

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2023 Form 10-K.
ADJUSTED EBITDA – Net income attributable to the Company before (1) net loss (income) attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) interest income, (5) equity (loss) in unconsolidated investments, net, (6) other non-operating items, net, (7) the Merger termination fee, (8) M&A-related costs, (9) advisory fees related to activism defense, (10) asset impairment and other, (11) employee retention costs, (12) depreciation and (12) amortization of intangible assets.
AMORTIZATION – A non-cash charge against our earnings that allocates the cost of definite-lived intangible assets over the projected life of the assets.
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
CURRENT ASSETS – Cash and cash equivalents and other assets that are expected to be converted to cash or amortized within one year.
CURRENT LIABILITIES – Amounts owed that will be paid within one year.
DEPRECIATION – A non-cash charge against our earnings that allocates the cost of property and equipment over the estimated useful lives of the assets.
DIVIDEND – A payment we make to our shareholders from a portion of our earnings on a pro-rata basis.
EARNINGS PER SHARE (basic) – Our earnings available to our common stockholders divided by the weighted average number of shares outstanding for the period.
EARNINGS PER SHARE (diluted) - Our earnings available to our common stockholders divided by the weighted average number of shares outstanding for the period, giving effect to assumed dilution from outstanding performance share awards and restricted stock units.
EQUITY LOSS (INCOME) FROM UNCONSOLIDATED INVESTMENTS – For those investments in which we exercise significant influence, but do not have the ability to control, an income or loss entry is recorded in the Consolidated Statements of Income representing our ownership share of the operating results of the investee company.
FREE CASH FLOW – Is calculated as Adjusted EBITDA (as defined above), further adjusted by adding back (1) employee awards stock-based compensation, (2) Company stock 401(k) match contributions, (3) syndicated programming amortization, (4) dividends received from equity method investments and (5) reimbursements from spectrum repacking, (6) proceeds from company-owned life insurance policies and (7) interest income. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment.
GAAP – Generally accepted accounting principles in the United States.
GOODWILL – In a business acquisition, this represents the excess of consideration over the fair value of tangible and other identified intangible assets acquired net of liabilities assumed.
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS – The portion of equity and net earnings in consolidated subsidiaries that is owned by others.
OVER THE TOP (OTT) SERVICES – A service that delivers video content to consumers over the Internet.
PERFORMANCE SHARE AWARD – An equity award that gives key employees the right to earn a number of shares of common stock over an incentive period based on how our actual adjusted EBITDA and free cash flow (as defined by the PSA agreement) performs as compared to targets.
RESTRICTED STOCK UNIT – An award that gives employees the right to shares of our common stock, pursuant to a vesting schedule with certain service criterion.
RETAINED EARNINGS – Our cumulative earnings not paid out as dividends to shareholders.
STATEMENTS OF CASH FLOWS – A financial statement that reflects cash flows from operating, investing and financing activities, providing a comprehensive view of changes in our cash and cash equivalents.
STATEMENTS OF COMPREHENSIVE INCOME – A financial statement that reflects our changes in equity from transactions and other events from non-owner sources. Comprehensive income comprises net income and other items reported directly in shareholders’ equity, principally funded status of postretirement plans and the foreign currency translation adjustment.
STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST – A financial statement that reflects changes in our common stock, retained earnings and other equity accounts.
STATEMENTS OF INCOME – A financial statement that reflects our profit by measuring revenues and expenses.
EMPLOYEE AWARDS STOCK-BASED COMPENSATION – The expense recognized in our Consolidated Statements of Income related to employees for services received as a result of granting equity instruments such as restricted stock units and performance share awards.