Form 10-Q
period 2024-03-31
TEGNA INC
filed 2024-05-08
CIK 39899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
(Registrant's telephone number, including area code)

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 30, 2024 was 169,605,246.

INDEX TO TEGNA INC.

March 31,2024 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars (Unaudited)

	Mar. 31, 2024	Dec. 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$430,764	$361,036
Accounts receivable, net of allowances of $2,535 and $2,845, respectively	604,537	624,445
Other receivables	11,023	9,299
Syndicated programming rights	21,281	31,530
Prepaid expenses and other current assets	28,386	24,008
Total current assets	1,095,991	1,050,318
Property and equipment
Cost	1,082,848	1,078,209
Less accumulated depreciation	(640,149)	(626,029)
Net property and equipment	442,699	452,180
Intangible and other assets
Goodwill	3,015,973	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $257,433 and $289,949, respectively	2,349,712	2,328,972
Right-of-use assets for operating leases	70,897	73,479
Investments and other assets	129,388	113,521
Total intangible and other assets	5,565,970	5,497,559
Total assets	$7,104,660	$7,000,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts (Unaudited)

	Mar. 31, 2024	Dec. 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$80,001	$114,950
Accrued liabilities
Compensation	48,271	54,929
Interest	11,891	45,144
Contracts payable for programming rights	130,298	119,562
Other	97,064	82,782
Income taxes payable	66,453	6,005
Total current liabilities	433,978	423,372

Noncurrent liabilities
Deferred income tax liability	578,244	578,219
Long-term debt	3,073,692	3,072,801
Pension liabilities	69,706	70,483
Operating lease liabilities	70,937	73,733
Other noncurrent liabilities	61,040	57,765
Total noncurrent liabilities	3,853,619	3,853,001
Total liabilities	$4,287,597	$4,276,373

Commitments and contingent liabilities (see Note 10)

Redeemable noncontrolling interest (see Note 1)	$19,174	$18,812

Shareholders' equity
Common stock of $1 per value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	8,248,066	8,091,245
Accumulated other comprehensive loss	(118,499)	(119,610)
Less treasury stock at cost, 153,095,072 shares and 144,502,338 shares, respectively	(5,684,038)	(5,619,123)
Total equity	2,797,889	2,704,872
Total liabilities, redeemable noncontrolling interest and equity	$7,104,660	$7,000,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Mar. 31,
	2024	2023

Revenues	$714,252	$740,327

Operating expenses:
Cost of revenues[1]	430,567	426,932
Business units - Selling, general and administrative expenses	102,260	99,109
Corporate - General and administrative expenses	14,798	12,100
Depreciation	14,310	15,049
Amortization of intangible assets	13,660	13,582
Asset impairment and other	1,097	—
Total	576,692	566,772
Operating income	137,560	173,555

Non-operating (expense) income:
Interest expense	(42,368)	(42,906)
Interest income	5,573	7,573
Other non-operating items, net	149,758	(2,399)
Total	112,963	(37,732)

Income before income taxes	250,523	135,823
Provision for income taxes	61,261	31,819
Net income	189,262	104,004
Net loss attributable to redeemable noncontrolling interest	298	299
Net income attributable to TEGNA Inc.	$189,560	$104,303

Earnings per share:
Basic	$1.06	$0.46
Diluted	$1.06	$0.46

Weighted average number of common shares outstanding:
Basic shares	177,823	224,544
Diluted shares	178,437	224,839

1 Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2024	2023

Net Income	$189,262	$104,004
Recognition of previously deferred post-retirement benefit plan costs	1,500	1,450
Income tax effect related to components of other comprehensive income	(389)	(372)
Other comprehensive income, net of tax	1,111	1,078
Comprehensive income	190,373	105,082
Comprehensive loss attributable to redeemable noncontrolling interest	298	299
Comprehensive income attributable to TEGNA Inc.	$190,671	$105,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited, in thousands of dollars

	Three months ended Mar. 31,
	2024	2023
Cash flows from operating activities:
Net income	$189,262	$104,004
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	27,970	28,631
Employee stock-based compensation awards	11,132	3,688
Company stock 401(k) match contributions	5,429	5,564
Gain on investment sale	(152,867)	—
Equity loss in unconsolidated investments, net	234	237
Pension expense, net of employer contributions	742	1,416
Change in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	22,153	20,615
(Decrease) increase in accounts payable	(34,950)	12,100
Increase (decrease) in interest and taxes payable	26,958	(1,627)
(Decrease) increase in deferred revenue	(533)	1,797
Changes in other assets and liabilities, net	4,850	(6,038)
Net cash flow from operating activities	100,380	170,387
Cash flows from investing activities:
Purchase of property and equipment	(4,911)	(2,845)
Payments for acquisitions of businesses and assets, net of cash acquired	(52,799)	(1,150)
Payments for investments	(8,985)	(163)
Proceeds from investments	152,867	23
Proceeds from sale of assets	52	13
Net cash flow provided by (used for) investing activities	86,224	(4,122)
Cash flows from financing activities:
Repurchase of common stock	(82,394)	—
Dividends paid	(19,898)	(21,360)
Payments for debt issuance costs	(6,448)	—
Other, net	(8,136)	(13,407)
Net cash flow used for financing activities	(116,876)	(34,767)
Increase in cash and cash equivalents	69,728	131,498
Balance of cash and cash equivalents at beginning of period	361,036	551,681
Balance of cash and cash equivalents at end of period	$430,764	$683,179

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$1,044	$914
Cash paid for interest	$74,240	$73,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Quarters ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2023	$18,812	$324,419	$27,941	$8,091,245	$(119,610)	$(5,619,123)	$2,704,872
Net (loss) income	(298)	—	—	189,560	—	—	189,560
Other comprehensive income, net of tax	—	—	—	—	1,111	—	1,111
Total comprehensive income							190,671
Dividends declared: $0.11375 per share	—	—	—	(19,898)	—	—	(19,898)
Company stock 401(k) match contributions	—	—	(15,532)	(2,719)	—	23,680	5,429
Stock-based awards activity	—	—	(54,029)	(9,462)	—	55,354	(8,137)
Employee stock-based compensation awards	—	—	11,132	—	—	—	11,132
Repurchase of common stock	—	—	58,029	—	—	(143,949)	(85,920)
Adjustment of redeemable noncontrolling interest to redemption value	660	—	—	(660)	—	—	(660)
Other activity	—	—	400	—	—	—	400
Balance as of Mar. 31, 2024	$19,174	$324,419	$27,941	$8,248,066	$(118,499)	$(5,684,038)	$2,797,889

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722
Net (loss) income	(299)	—	—	104,303	—	—	104,303
Other comprehensive income, net of tax	—	—	—	—	1,078	—	1,078
Total comprehensive income							105,381
Dividends declared: $0.095 per share	—	—	—	(21,360)	—	—	(21,360)
Company stock 401(k) match contributions	—	—	(575)	(14,491)	—	20,630	5,564
Stock-based awards activity	—	—	(3,425)	(86,253)	—	76,271	(13,407)
Employee stock-based compensation awards	—	—	3,688	—	—	—	3,688
Repurchase of common stock	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	635	—	—	(635)	—	—	(635)
Other activity	—	—	312	—	—	—	312
Balance as of Mar. 31, 2023	$17,754	$324,419	$27,941	$7,879,619	$(124,455)	$(4,956,259)	$3,151,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of presentation and accounting policies

Basis of presentation: Our (or TEGNA’s) accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We use the best information available in developing significant estimates inherent in our financial statements. Actual results could differ from these estimates, and these differences resulting from changes in facts and circumstances could be material. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, allocation of purchase price to assets and liabilities in business combinations, fair value measurements, post-retirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures were previously included in “Equity loss in unconsolidated investments, net” in the Consolidated Statements of Income, however beginning in the first quarter of 2024 such amounts are now included in “Other non-operating items, net”. Additionally, we now present interest income separately within the Non-operating income (expense) section of our Consolidated Statements of Income. We have recast the prior year amounts to conform to these new presentations.

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

Accounting guidance adopted in 2024: We did not adopt any new accounting guidance in 2024 that had a material impact on our condensed consolidated financial statements or disclosures.

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

In December 2023, the FASB issued new guidance that changes certain disclosures related to income taxes. The guidance requires entities to disclose additional quantitative and qualitative information about the reconciliation between their statutory and effective tax rates. Specifically, the guidance requires disaggregation of the reconciling items using standardized categories. This guidance also requires additional disclosure of income taxes paid to now include disaggregation on a federal, state and foreign basis and to specifically include the amount of income taxes paid to individual jurisdictions when they represent five percent or more of total income tax payments. The new guidance is effective for us beginning in 2025 and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require companies to make disclosures about climate-related matters, specifically, it will require the disclosure of:

•
Climate-related risks that are reasonably likely to have a material impact on a company’s business strategy, results of operations or financial condition;
•
The nature and extent of management’s role in assessing and managing climate-related risks and the board of directors’ oversight of such risks, whether and how climate-related risks are integrated into the company’s overall risk management processes, and any transition plans to manage material transition risks that are part of the company’s risk management strategy;
•
The processes for identifying, assessing, and managing climate-related risks;

•
Any climate-related target or goal that has materially affected or is reasonably likely to materially affect the registrant’s business, results of operations, or financial condition; and
•
Measures related to greenhouse gas emissions.

On April 4, 2024, the SEC stayed these rules due to pending legal challenges.

We are currently evaluating the final rule to determine its impact on our future disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of March 31, 2024, our allowance for doubtful accounts was $2.5 million as compared to $2.8 million as of December 31, 2023.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for over-the-top (OTT) streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a commercial reselling agreement with the affiliate. During the first quarter of 2023, we entered into a multi-year extension of the reselling agreement with Gray. Gray’s investment allows it to sell its interest to Premion if there is a change in control of TEGNA or if the commercial agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interest.” When the redemption or carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) is less than the recorded redemption value, we adjust the redeemable noncontrolling interest to equal the redemption value with changes recognized as an adjustment to retained earnings. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date.

Treasury Stock: We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital (APIC) in our Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of APIC to the extent that there are previously recorded gains to offset the losses. If there are no accumulated gains in APIC, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Condensed Consolidated Balance Sheets.

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

Revenue earned by these sources in the first quarter of 2024 and 2023 are shown below (amounts in thousands):

	Quarter ended Mar. 31,
	2024	2023

Subscription	$375,324	$414,280
Advertising & Marketing Services	298,692	307,845
Political	27,828	5,291
Other	12,408	12,911
Total revenues	$714,252	$740,327

NOTE 2 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	Mar. 31, 2024		Dec. 31, 2023
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,015,973	$—	$2,981,587	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,731		2,124,731
Amortizable intangible assets:
Retransmission agreements	101,423	(88,477)	113,621	(95,619)
Network affiliation agreements	275,524	(116,239)	309,502	(144,834)
Other	105,467	(52,717)	71,067	(49,496)
Total indefinite-lived and amortizable intangible assets	$2,607,145	$(257,433)	$2,618,921	$(289,949)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives. In the first quarter of 2024, gross intangible assets and associated accumulated amortization decreased by $46.2 million, due to certain intangible assets reaching the end of their useful lives.

On January 31, 2024, Premion, LLC acquired substantially all the assets of Octillion Media, a next-generation demand-side platform focused on Local Connected TV(CTV)/Over-the-Top (OTT) advertising. The acquisition will expand Premion’s capabilities in the growing CTV marketplace by combining Octillion’s technology with Premion’s local CTV/OTT advertising solution.

The base purchase price of the acquisition was $56.0 million plus an adjustment for working capital and a maximum earnout of $14.0 million that the sellers will be entitled to receive if the Octillion Media business achieves certain technological and financial milestones during a defined period following the closing. Through the first quarter of 2024, $52.8 million of the purchase price had been paid.

The acquisition was funded with available cash on hand.

We are accounting for the acquisition as a business combination, which required us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired was recorded as goodwill. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized. Based on preliminary valuations we have recorded $34.4 million of intangible assets related to acquired technology and customer relationships. We also recorded an additional $34.4 million as goodwill, which represents the future economic benefits expected to arise from the acquisition that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate. The goodwill and intangible assets are expected to be deductible for tax purposes.

The amounts recorded for acquired assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	Mar. 31, 2024	Dec. 31, 2023

Cash value life insurance	$51,706	$50,865
Equity method investments	16,520	16,195
Other equity investments	22,454	19,526
Deferred debt issuance costs	7,274	—
Prepaid assets	8,851	9,878
Other long-term assets	22,583	17,057
Total	$129,388	$113,521

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

Equity method investments: These are investments in entities in which we have significant influence, but do not have a controlling financial interest. Our share of net earnings and losses from these ventures is included in “Other non-operating items, net” in the Consolidated Statements of Income.

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control and do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments.

In the first quarter of 2024 we received $152.9 million of pre-tax cash proceeds upon the completion of the previously announced sale of Broadcast Music, Inc. (BMI) to a private equity firm. The gain associated with this sale is included in “Other non-operating items, net” in the Consolidated Statements of Income. Following this sale we no longer have any ownership interest in BMI.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit facility. On January 25, 2024, we entered into an amendment of our credit facility which resulted in the capitalization of $6.4 million of fees paid to lenders under the new amendment. Additionally, we reclassified approximately $1.1 million of fees under the previous credit facility agreement as non-current deferred debt issuance costs. See Note 4 for additional details of the revolving credit facility amendment. Debt issuance costs paid for our unsecured notes are accounted for as a reduction in the debt obligation.

Prepaid assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.

NOTE 4 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Mar. 31, 2024	Dec. 31, 2023

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,090,000
Debt issuance costs	(21,022)	(22,226)
Unamortized premiums and discounts, net	4,714	5,027
Total long-term debt	$3,073,692	$3,072,801

On January 25, 2024, we entered into an amendment to our revolving credit facility (the Credit Agreement). Among other things, the amendment amends the revolving credit facility to:

•
Reduce the Five-Year Commitments (as defined in the Credit Agreement) from $1.51 billion to $750 million;
•
Extend the term of such Five-Year Commitments from August 15, 2024 to January 25, 2029, subject to a 91-day springing maturity date if debt in excess of $300 million (subject to certain exceptions) were to mature before such date;
•
Add the right to obtain a temporary 0.5x step-up in the Total Leverage Ratio (as defined in the Credit Agreement) after consummating a Qualified Acquisition (as defined in the Credit Agreement);
•
Increase the amount of Unrestricted Cash (as defined in the Credit Agreement) to $600 million;
•
Amend the definition of Consolidated EBITDA to include an add-back for certain professional fees and expenses; and
•
Establish a $50 million swingline facility.

Under the amended Credit Agreement, the Company’s maximum Total Leverage Ratio (as defined in the Credit Agreement) will remain unchanged at 4.50x.

As of March 31, 2024, cash and cash equivalents totaled $430.8 million and we had $12.7 million of letters of credit outstanding and unused borrowing capacity of $737.3 million under our $750 million revolving credit facility, which now expires in January 2029. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The total net pension obligations, including both current and non-current liabilities, as of March 31, 2024, were $75.5 million, of which $5.8 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified TEGNA Supplemental Retirement Plan (SERP), are presented in the following table (in thousands):

	Quarter ended Mar. 31,
	2024	2023

Interest cost on benefit obligation	$5,675	$6,150
Expected return on plan assets	(5,500)	(5,225)
Amortization of prior service cost (credit)	25	(125)
Amortization of actuarial loss	1,475	1,575
Expense for company-sponsored retirement plans	$1,675	$2,375

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the three months ended March 31, 2024 and 2023, we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $0.9 million during both of the three month periods ended March 31, 2024 and 2023. Based on actuarial projections and funding levels, we expect to make cash payments of $6.9 million to the TRP in 2024. We expect to make additional cash payments of $4.9 million to our SERP participants during the remainder of 2024.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency	Total
Quarters ended:
Balance as of Dec. 31, 2023	$(120,142)	$532	$(119,610)
Amounts reclassified from AOCL	1,111	—	1,111
Total other comprehensive income	1,111	—	1,111
Balance as of Mar. 31, 2024	$(119,031)	$532	$(118,499)

Balance as of Dec. 31, 2022	$(126,065)	$532	$(125,533)
Amounts reclassified from AOCL	1,078	—	1,078
Total other comprehensive income	1,078	—	1,078
Balance as of Mar. 31, 2023	$(124,987)	$532	$(124,455)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post-retirement reclassifications are related to the amortizations of prior service costs and actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Mar. 31,
	2024	2023

Amortization of prior service cost (credit), net	$25	$(125)
Amortization of actuarial loss	1,475	1,575
Total reclassifications, before tax	1,500	1,450
Income tax effect	(389)	(372)
Total reclassifications, net of tax	$1,111	$1,078

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2024	2023

Net income	$189,262	$104,004
Net loss attributable to the noncontrolling interest	298	299
Adjustment of redeemable noncontrolling interest to redemption value	(660)	(635)
Earnings available to common shareholders	$188,900	$103,668

Weighted average number of common shares outstanding - basic	177,823	224,544
Effect of dilutive securities:
Restricted stock units	438	187
Performance share awards	176	108
Weighted average number of common shares outstanding - diluted	178,437	224,839

Net income per share - basic	$1.06	$0.46
Net income per share - diluted	$1.06	$0.46

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share awards. The diluted earnings per share amounts exclude the effects of approximately 500 thousand stock awards for the three months ended March 31, 2024 as their inclusion would be accretive to earnings per share.

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

We also hold other financial instruments including cash and cash equivalents, receivables, accounts payable, contingent consideration and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.90 billion on March 31, 2024, and $2.93 billion on December 31, 2023.

As described in Note 2, in connection with the Octillion acquisition, the sellers may be entitled to earn additional consideration in the form of earnouts depending on the achievement of certain technological and financial milestones. The maximum value of these earnouts is $14.0 million and we currently estimate their fair value to be $12.8 million. The estimated fair value is based on unobservable inputs and is therefore a Level 3 fair value. The Company’s valuation was based on an income approach, which utilized Monte Carlo simulations that included expected payoff estimates calculated based on various discounted cash flow valuations.

NOTE 9 – Share repurchase program

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

On November 9, 2023, we entered into a second accelerated share repurchase (the second ASR) program with JPMorgan. Under the terms of the second ASR, we repurchased $325 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 17.3 million shares received on November 13, 2023, representing 80% ($260 million) of the value of the second ASR contract. The second ASR program was completed on February 22, 2024, shortly after which date JPMorgan delivered an additional 4.0 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the second ASR program, less a discount, less the previously delivered 17.3 million shares.

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock, which was in addition to the second ASR program. This new share repurchase program expires on December 31, 2025. In the first quarter of 2024, 5.8 million shares were repurchased under this program at an average share price of $14.50 for an aggregate cost of $84.5 million, of which $2.1 million had not yet been paid as of the end of the first quarter.

During the first quarter of 2024, we returned $102.3 million of capital to shareholders with $82.4 million of share repurchases, representing 5.7 million shares, and paid $19.9 million in dividends. Excluded from this commitment are share repurchases completed under our previously announced accelerated share repurchase program which were completed during the quarter on February 27, 2024, including final settlement of approximately 4.0 million shares.

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

On May 26, 2023, plaintiffs moved for preliminary approval of settlements with four co-defendants – CBS Corp (n/k/a Paramount Global), Fox Corp., certain Cox entities (including Cox Media Group, LLC, Cox Enterprises, Inc., CMG Media Corporation and Cox Reps, Inc.) and ShareBuilders, Inc. Although ShareBuilders prevailed on its motion to dismiss the case, as noted above, because the court had dismissed the claims without prejudice, ShareBuilders entered into a zero-dollar settlement with the plaintiffs in order to ensure that the plaintiffs do not re-file the claims in the future. In exchange for a release of plaintiffs’ claims against them, the settling defendants, among other things, collectively agreed to pay $48 million, while expressly denying any liability or wrongdoing. The court approved the settlements in December 2023.

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

Related Party Transactions

We have an equity investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. We also have commercial agreements with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the first quarter 2024 and 2023, we incurred expenses of $14.3 million and $25.1 million, respectively, as a result of the commercial agreements with MadHive. As of March 31, 2024, and December 31, 2023, we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $4.9 million and $5.4 million, respectively.

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

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2024	2023	Change

Revenues	$714,252	$740,327	(4%)

Operating expenses:
Cost of revenues	430,567	426,932	1%
Business units - Selling, general and administrative expenses	102,260	99,109	3%
Corporate - General and administrative expenses	14,798	12,100	22%
Depreciation	14,310	15,049	(5%)
Amortization of intangible assets	13,660	13,582	1%
Asset impairment and other	1,097	—	***
Total	$576,692	$566,772	2%

Operating income	$137,560	$173,555	(21%)

Non-operating income (expense)	112,963	(37,732)	***
Provision for income taxes	61,261	31,819	93%
Net income	189,262	104,004	82%
Net loss attributable to redeemable noncontrolling interest	298	299	(0%)
Net income attributable to TEGNA Inc.	$189,560	$104,303	82%

Net Income per share - basic	$1.06	$0.46	***
Net Income per share - diluted	$1.06	$0.46	***

*** Not meaningful

Revenues

Our Subscription revenue category includes revenue earned from cable, satellite and telecommunication providers for the right to carry our signals and the distribution of TEGNA stations on OTT streaming services. Our AMS category includes all sources of our traditional television advertising and digital revenues, including Premion and other digital advertising and marketing revenues across our platforms.

Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter revenues and operating results are stronger than those we report for the first and third quarters. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local, state and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue in the even year of a two-year election cycle, particularly in the fourth quarter of those years.

In recent years, our business has evolved toward generating more recurring and highly profitable revenue streams, driven by the increased contribution of political and subscription revenue streams as a percentage of our total revenue. Such revenues have been a majority of our overall revenue in the past few years and we expect this to continue.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Mar. 31,
	2024	2023	Change

Subscription	$375,324	$414,280	(9%)
Advertising & Marketing Services	298,692	307,845	(3%)
Political	27,828	5,291	***
Other	12,408	12,911	(4%)
Total revenues	$714,252	$740,327	(4%)

*** Not meaningful

Total revenues decreased $26.1 million in the first quarter of 2024 compared to the same period in 2023. The net decrease was primarily driven by a $39.0 million decline in subscription revenue primarily due to declines in subscribers and a temporary disruption of service with a distribution partner which was successfully resolved on January 13, 2024. These declines were partially offset by annual rate increases under our retransmission agreements. Also contributing to the decline was a reduction of $9.2 million in AMS revenue due to continued softness in the advertising market. Partially offsetting these decreases was a $22.5 million increase in political revenue.

Cost of revenues

Cost of revenues increased $3.6 million in the first quarter of 2024 compared to the same period in 2023. The increase was primarily due to a $2.3 million increase in payroll costs and $1.3 million of employee retention costs.

Business units - Selling, general and administrative expenses

Business unit selling, general and administrative expenses increased $3.2 million in the first quarter of 2024 compared to the same period in 2023. The increase was primarily due to a $1.5 million increase in workforce restructuring expense and $1.2 million of employee retention costs incurred in 2024.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance.

Corporate general and administrative expenses increased $2.7 million in the first quarter of 2024 compared to the same period in 2023. The increase was primarily due to increases in employee stock-based compensation, employee retention and workforce restructuring costs.

Depreciation

Depreciation expense decreased by $0.7 million in the first quarter of 2024 compared to the same period in 2023. The decrease was primarily due to the impact of certain assets reaching the end of their assumed useful lives during 2023.

Amortization of intangible assets

Intangible asset amortization expense increased $0.1 million in the first quarter of 2024 compared to the same period in 2023. The increase was primarily due to the amortization of intangible assets acquired in the Octillion Media acquisition, partially offset by a decrease in amortization due to certain intangible assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

Asset impairment and other expenses were $1.1 million in 2024 compared to no expense in 2023. The 2024 activity was due to a contract termination fee.

Operating income

Operating income decreased $36.0 million in the first quarter of 2024 compared to the same period in 2023. This decrease was primarily driven by the decline in subscription and AMS revenues described above.

Non-operating income (expense)

Non-operating income (expense) increased $150.7 million in the first quarter of 2024 compared to the same period in 2023. The increase was primarily due to a $152.9 million gain recognized on the sale of our investment in Broadcast Music, Inc. in the first quarter of 2024.

Provision for income taxes

Income tax expense increased $29.4 million in the first quarter of 2024 compared to the same period in 2023. The increase was primarily due to increases in net income before tax. Our effective income tax rate was 24.5% for the first quarter of 2024, compared to 23.4% for the first quarter of 2023. The tax rate for the first quarter of 2024 is higher than the comparable amount in 2023 primarily due to net excess tax expense recognized with respect to stock-based compensation. The effective income tax rate for 2023 was also favorably impacted by net deferred tax benefits as a result of state tax planning strategies.

Net income

Net income was $189.3 million, or $1.06 per diluted share, in the first quarter of 2024 compared to $104.0 million, or $0.46 per diluted share, during the same period in 2023. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding as of the first quarter of 2024 and 2023 were 178.4 million and 224.8 million, respectively. The decline in the number of diluted common shares outstanding was primarily due to share repurchases of 39.5 million under our ASR programs which began in the second quarter of 2023, the receipt of 8.6 million shares to satisfy the Merger termination fee which occurred in the second quarter of 2023 and share repurchases of 7.6 million starting in the third quarter of 2023 through the first quarter of 2024 under our authorized repurchase program.

Results from Operations - Non-GAAP Information

Presentation of Non-GAAP information

We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, the related GAAP measures, nor should they be considered superior to the related GAAP measures and should be read together with financial information presented on a GAAP basis. Also, our non-GAAP measures may not be comparable to similarly titled measures of other companies.

Management and our Board of Directors regularly use Corporate – General and administrative expenses, Operating expenses, Operating income and Income before income taxes, Provision for income taxes, Net income attributable to TEGNA Inc., and Diluted earnings per share, each presented on a non-GAAP basis, for purposes of evaluating company performance. Management and our Board of Directors also use Adjusted EBITDA and Adjusted free cash flow to evaluate performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, and Adjusted free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We also believe these non-GAAP measures are frequently used by investors, securities analysts and other interested parties in their evaluation of our business and other companies in the broadcast industry.

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

We discuss Adjusted EBITDA (with and without stock-based compensation expense), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net (loss) attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) interest income, (5) other non-operating items, net, (6) M&A-related costs, (7) asset impairment and other, (8) workforce restructuring, (9) employee retention costs, (10) depreciation and (11) amortization of intangible assets. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also discuss Adjusted free cash flow and Adjusted free cash flow as a percentage of revenues, non-GAAP performance measures that the Board of Directors uses to review the performance of the business and compensate senior management. Adjusted free cash flow is reviewed by the Board of Directors as a percentage of revenue over a trailing two-year period (reflecting both an even and odd year reporting period given the political cyclicality of our business). The most directly comparable GAAP financial measure to Adjusted free cash flow is Net income attributable to TEGNA. Adjusted free cash flow is calculated as Adjusted EBITDA (as defined above), further adjusted by adding back (1) employee stock-based compensation awards, (2) Company stock 401(k) match contributions, (3) syndicated programming amortization, (4) dividends received from equity method investments, (5) reimbursements from spectrum repacking, (6) proceeds from company-owned life insurance policies and (7) interest income. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Adjusted free cash flow is not intended to be a measure of residual cash available for management’s discretionary use since it omits significant sources and uses of cash flow including mandatory debt repayments and changes in working capital.

Discussion of Special Charges and Credits Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, are not normal and can vary significantly from period to period:

Quarter ended March 31, 2024:

•
Retention costs, including stock-based compensation (SBC) and cash payments to certain employees to ensure their continued service to the Company following the termination of the previously proposed merger;
•
M&A-related costs;
•
Workforce restructuring expenses;
•
Asset impairment and other consisting of a contract termination fee;
•
Other non-operating item consisting of a gain recognized on the sale of one of our investments.

Quarter ended March 31, 2023:

•
M&A-related costs.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended Mar. 31, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	M&A-related costs	Workforce restructuring	Asset impairment and other	Other non-operating item	Non-GAAP measure

Corporate - General and administrative expenses	$14,798	$(752)	$(221)	$(2,290)	$(111)	$—	$—	$11,424
Operating expenses	576,692	(2,893)	(570)	(2,290)	(1,807)	(1,097)	—	568,035
Operating income	137,560	2,893	570	2,290	1,807	1,097	—	146,217
Income before income taxes	250,523	2,893	570	2,290	1,807	1,097	(152,867)	106,313
Provision for income taxes	61,261	431	77	593	445	284	(36,621)	26,470
Net income attributable to TEGNA Inc.	189,560	2,462	493	1,697	1,362	813	(116,246)	80,141
Earnings per share - diluted (a)	$1.06	$0.01	$—	$0.01	$0.01	$—	$(0.65)	$0.45

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended Mar. 31, 2023	GAAP measure	M&A-related costs	Non-GAAP measure

Corporate - General and administrative expenses	$12,100	$(2,766)	$9,334
Operating expenses	566,772	(2,766)	564,006
Operating income	173,555	2,766	176,321
Income before income taxes	135,823	2,766	138,589
Provision for income taxes	31,819	181	32,000
Net income attributable to TEGNA Inc.	104,303	2,585	106,888
Earnings per share - diluted	$0.46	$0.01	$0.47

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2024	2023	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$189,560	$104,303	82%
Less: Net loss attributable to redeemable noncontrolling interest	(298)	(299)	(0%)
Plus: Provision for income taxes	61,261	31,819	93%
Plus: Interest expense	42,368	42,906	(1%)
Less: Interest income	(5,573)	(7,573)	(26%)
(Less) Plus: Other non-operating items, net	(149,758)	2,399	***
Operating income (GAAP basis)	137,560	173,555	(21%)
Plus: M&A-related costs	2,290	2,766	(17%)
Plus: Asset impairment and other	1,097	—	***
Plus: Workforce restructuring	1,807	—	***
Plus: Retention costs - Employee stock-based compensation awards	2,893	—	***
Plus: Retention costs - Cash	570	—	***
Adjusted operating income (non-GAAP basis)	146,217	176,321	(17%)
Plus: Depreciation	14,310	15,049	(5%)
Plus: Amortization of intangible assets	13,660	13,582	1%
Adjusted EBITDA	$174,187	$204,952	(15%)
Stock-based compensation:
Employee awards	8,240	3,688	***
Company stock 401(k) match contributions	5,429	5,564	(2%)
Adjusted EBITDA before stock-based compensation costs	$187,856	$214,204	(12%)

*** Not meaningful

In the first quarter of 2024 Adjusted EBITDA margin was 24% with stock-based compensation expense or 26% without those expenses. Our total Adjusted EBITDA decreased $30.8 million, or 15%, in 2024 compared to 2023. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decrease in subscription and AMS revenues offset by an increase in political revenue.

Adjusted Free Cash Flow Reconciliation

Adjusted free cash flow as a percentage of revenue is computed over a trailing two-year period (reflecting both an even and odd year reporting period given the political cyclicality of our business).

Reconciliation from “Net income” to “Adjusted free cash flow” follow (in thousands):

	Two-year period ended Mar. 31,
	2024	2023

Net income attributable to TEGNA Inc. (GAAP basis)	$1,162,519	$1,099,110
Plus: Provision for income taxes	349,092	334,056
Plus: Interest expense	345,674	356,093
Plus: M&A-related costs	32,421	27,021
Plus: Depreciation	119,969	125,189
Plus: Amortization of intangible assets	112,009	120,715
Plus: Employee stock-based compensation awards	55,615	56,923
Plus: Company stock 401(k) match contribution	37,381	36,063
Plus: Syndicated programming amortization	114,427	136,964
Plus: Workforce restructuring expense	1,807	—
Plus: Advisory fees related to activism defense	—	12,012
Plus: Cash dividend from equity investments for return on capital	500	4,276
Plus: Cash reimbursements from spectrum repacking	265	3,842
Plus: Net income attributable to redeemable noncontrolling interest	1	1,457
Plus: Reimbursement from Company-owned life insurance policies	1,879	1,929
Plus: Retention costs, cash portion	5,018	—
Plus (Less): Asset impairment and other	4,191	(1,207)
Less: Other non-operating items, net	(162,922)	(5,746)
Less: Merger termination fee	(136,000)	—
Less: Syndicated programming payments	(110,970)	(140,650)
Less: Income tax payments, net of refunds	(298,525)	(351,206)
Less: Pension contributions	(9,613)	(12,149)
Less: Interest payments	(332,842)	(345,153)
Less: Purchases of property and equipment	(105,400)	(104,069)
Adjusted free cash flow (non-GAAP basis)	$1,186,496	$1,355,470

Revenue	$6,130,304	$6,286,614
Adjusted free cash flow as a % of Revenue	19.4%	21.6%

Our Adjusted free cash flow was $1.19 billion and $1.36 billion for the two-year periods ended March 31, 2024 and 2023, respectively.

Our share of net earnings and losses from investments that we have significant influence over, but do not have control, were previously included in “Equity loss in unconsolidated investments, net” in the Consolidated Statements of Income. However, beginning in the first quarter of 2024 such amounts are now included in “Other non-operating items, net”. Prior year amounts have been reclassified to conform to the new presentation.

Starting in the fourth quarter of 2023, TEGNA began presenting interest income as a separate line item on its Statements of Income as a result of its increasing size. Prior to this, interest income was included in Other non-operating items, net. Prior year amounts have been reclassified to conform to the new presentation. Interest income is included in Adjusted free cash flow while Other non-operating items, net is not, consistent with past presentations.

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated positive cash flow that, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, has been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $19.9 million and $21.4 million in the three months ended March 31, 2024 and 2023, respectively. On May 8, 2024 we announced that our Board of Directors further increased the dividend by 10%, from 11.375 to 12.5 cents per share. This increase builds on a 20 percent increase to TEGNA’s dividend in 2023. The increased dividend will be in effect for quarterly dividend payments, beginning with the July 1, 2024 payment, to stockholders of record as of the close of business on June 7, 2024.

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

On November 9, 2023, we entered into a second accelerated share repurchase (the second ASR) program with JPMorgan. Under the terms of the second ASR, we repurchased $325 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 17.3 million shares received on November 13, 2023, representing 80% ($260 million) of the value of the second ASR contract. The second ASR program was completed on February 22, 2024, shortly after which JPMorgan delivered an additional 4.0 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the second ASR program, less a discount, less the previously delivered 17.3 million shares.

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock, which was in addition to the second ASR program. This new share repurchase program expires on December 31, 2025. In the first quarter of 2024, 5.8 million shares were repurchased under this program at an average share price of $14.50 for an aggregate cost of $84.5 million, of which $2.1 million had not yet been paid as of the end of the first quarter.

Our comprehensive capital allocation framework supports shareholder value creation through a predictable and sustained distribution of free cash flow to shareholders. We are on track and reaffirm our expectation to return 40-60 percent of Adjusted free cash flow generated in 2024-2025 to shareholders through share repurchases and dividends, with the remaining Adjusted free cash flow expected to be used for organic investments and/or bolt-on acquisitions and to prepare for future debt retirement. We will continue to analyze all uses of capital, including regular evaluation of the dividend, with a goal of maximizing long-term shareholder value creation.

Consistent with this framework, we are on track to return approximately $350 million of capital to shareholders in 2024 through dividends and opportunistic share repurchases from time to time on the open market at prevailing prices or in negotiated transactions.

Our Adjusted free cash flow guidance free cash flow guidance includes the impact of transformation initiatives to streamline operations, pursue innovation-driven opportunities, and achieve cost reductions. We expect to complete these transformation initiatives by the end of 2025, with initial benefits expected to occur in the second half of 2024. We expect to realize annualized cost savings of $90-$100 million exiting 2025.

During the first quarter of 2024, we returned $102.3 million of capital to shareholders with $82.4 million of share repurchases, representing 5.7 million shares, and paid $19.9 million in dividends. Excluded from this commitment are share repurchases under our previously announced accelerated share repurchase program, which were completed during the quarter on February 27, 2024, including final settlement of approximately 4.0 million shares.

Our capital allocation plan is subject to a variety of factors, including our strategic plans, market and economic conditions and the discretion of our Board of Directors.

In addition to the above share repurchase initiatives, during 2024 we deployed surplus cash in time deposit and money market investments with several financial institutions.

On January 25, 2024, we entered into an amendment to our revolving credit facility. Among other things, the amendment amends the revolving credit facility to:

•
Reduce the Five-Year Commitments (as defined in the Credit Agreement) from $1.51 billion to $750 million;
•
Extend the term of such Five-Year Commitments from August 15, 2024 to January 25, 2029, subject to a 91-day springing maturity date if debt in excess of $300 million (subject to certain exceptions) were to mature before such date;
•
Add the right to obtain a temporary 0.5x step-up in the Total Leverage Ratio (as defined in the Credit Agreement) after consummating a Qualified Acquisition (as defined in the Credit Agreement);
•
Increase the amount of Unrestricted Cash (as defined in the Credit Agreement) to $600 million;
•
Amend the definition of Consolidated EBITDA to include an add-back for certain professional fees and expenses; and
•
Establish a $50 million swingline facility.

Under the amended Credit Agreement, the Company’s maximum Total Leverage Ratio (as defined in the Credit Agreement) will remain unchanged at 4.50x. None of the available capacity on the revolving credit facility was drawn on the amendment date.

As of March 31, 2024, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving Credit Agreement, was 2.79x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the Credit Agreement) for the trailing eight quarters. We expect to remain compliant with all covenants for the foreseeable future.

As of March 31, 2024, our total debt was $3.07 billion, cash and cash equivalents totaled $430.8 million, and we had unused borrowing capacity of $737.3 million under our revolving credit facility. Our debt consists of unsecured notes which have fixed interest rates.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2023 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, expected future cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our recurring contractual commitments, debt service obligations, capital expenditure requirements, and other working capital needs for the next twelve months and beyond.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Three months ended Mar. 31,
	2024	2023

Cash and cash equivalents at beginning of the period	$361,036	$551,681

Operating activities:
Net income	189,262	104,004
Gain on investment sale	(152,867)	—
Depreciation, amortization and other non-cash adjustments	44,765	38,120
Pension expense, net of contributions	742	1,416
Decrease in trade receivables	22,153	20,615
(Decrease) increase in accounts payable	(34,950)	12,100
Increase (decrease) in interest and taxes payable	26,958	(1,627)
All other operating activities	4,317	(4,241)
Net cash flow from operating activities	100,380	170,387

Investing activities:
Purchase of property and equipment	(4,911)	(2,845)
Payments for acquisitions of businesses and assets, net of cash acquired	(52,799)	(1,150)
Proceeds from investments	152,867	23
All other investing activities	(8,933)	(150)
Net cash flow provided by (used for) investing activities	86,224	(4,122)

Financing activities:
Repurchase of common stock	(82,394)	—
Dividends paid	(19,898)	(21,360)
Payment of debt issuance costs	(6,448)	—
All other financing activities	(8,136)	(13,407)
Net cash flow used for financing activities	(116,876)	(34,767)
Net change in cash and cash equivalents	69,728	131,498
Cash and cash equivalents at end of the period	$430,764	$683,179

Operating activities - Cash flow from operating activities was $100.4 million for the three months ended March 31, 2024, compared to $170.4 million for the same period in 2023. The decrease of $70.0 million was primarily driven by changes in working capital, primarily accounts payable, due to the timing of payments. Also contributing to the decrease was the impact of the December 2023 temporary service disruption with one of our distribution partners which negatively impacted collections in the first quarter of 2024. These declines were partially offset by the timing of payments to one of our network affiliation partners.

Investing activities - Cash flow from investing activities was a net cash inflow of $86.2 million for the three months ended March 31, 2024, compared to a net cash outflow of $4.1 million for the same period in 2023. The increase in net cash flows of $90.3 million from investing activities was primarily driven by proceeds of $152.9 million from the sale of our investment in BMI in the first quarter of 2024. This was partially offset by cash outflows of $52.8 million for the acquisition of Octillion Media.

Financing activities - Cash flow used for financing activities was $116.9 million for the three months ended March 31, 2024, compared to $34.8 million for the same period in 2023. The increase was primarily due to our repurchase of common stock. In the first quarter of 2024 we repurchased approximately $82.4 million of shares under our authorized share repurchase program. Additionally, we paid $6.4 million in fees in conjunction with the amendment of our credit revolver in the first quarter of 2024.

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in the communication, the words “believes,” “estimates,” “plans,” “expects,” “should,” “could,” “outlook,” and “anticipates” and similar expressions as they relate to the Company, or its financial results are intended to identify forward-looking statements. Forward-looking statements in this communication may include, without limitation, statements regarding anticipated growth rates, the Company’s capital allocation framework, the Company’s business transformation initiatives, and the Company’s other plans, objectives and expectations. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements, many of which are outside the Company’s control. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to: changes in the market price of the Company’s shares, general market conditions; constraints, volatility, or disruptions in the capital markets; the possibility that Company’s share repurchases, including through ASR programs, and the execution of the capital allocation framework may not enhance long-term stockholder value; the Company’s ability to realize cost savings and execute its business transformation initiatives; the possibility that share repurchases could increase the volatility of the price of the Company’s common stock; legal proceedings, judgments or settlements; the Company’s ability to re-price or renew subscribers; potential regulatory actions; changes in consumer behaviors and impacts on and modifications to the Company’s operations and business relating thereto; and economic, competitive, governmental, technological and other factors and risks that may affect the Company’s operations or financial results, which are discussed in our Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of the Company. Each such statement speaks only as of the day it was made. We undertake no obligation to update or to revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2023 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2023.

As of March 31, 2024, we did not have any floating interest obligations outstanding under our $750 million revolving credit facility, which expires in January 2029. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2023 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents stock repurchases by the Company during the three months ended March 31, 2024 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2024 - January 31, 2024	—	$—	—	715,000	(1)
February 1, 2024 - February 29, 2024	3,999	14.51	3,999	650,000	(2)
March 1, 2024 - March 31, 2024	5,828	$14.50	5,828	565,505	(3)
Total First Quarter 2024	9,827		9,827

(1) Represents as of the beginning of the first quarter of 2024 (i) the remaining value of the $650 million share repurchase program authorized by our Board of Directors in December 2023 and (ii) the remaining $65 million (20% of the total value) under the second ASR program described in footnote 2 below.

(2) In the fourth quarter of 2023, we entered into a second ASR agreement with JPMorgan to repurchase TEGNA common stock with an aggregate value of $325 million. Under the terms of the ASR, we paid JPMorgan $325 million and received an initial delivery of approximately 17.3 million shares in November of 2023, representing approximately 80% ($260 million) of the value of the second ASR. The second ASR program was completed on February 22, 2024, shortly after which date JPMorgan delivered an additional 4.0 million shares to us. The second ASR program was separately authorized by our Board of Directors and therefore did not impact the $650 million share repurchase program authorized by our Board of Directors in December 2023 described in Note 3 below.

(3) In December 2023, our Board of Directors authorized the renewal of our share repurchase program for up to $650 million of our common stock over two years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. In March of 2024, we repurchased 5.8 million shares under this program at an aggregate cost of $84.5 million, of which $2.1 million had not yet been paid as of the end of the first quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On March 7, 2024, Lynn Beall (Trelstad), Executive Vice President and Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act) with the intent of selling up to 75,000 shares of the Company’s common stock for diversification purposes. The plan expires upon the earlier of October 31, 2024, or the completion of all authorized transactions under the plan.

The adoption of this trading plan occurred during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit Number	Description

3-1	Fifth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on April 25, 2024).

3-2	By-laws, as amended through April 24, 2024 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on April 25, 2024).

10-1	Form of Executive Officer Restricted Stock Unit Award Agreement. *

10-2	Form of CEO Restricted Stock Unit Award Agreement. *

10-3	Form of Executive Officer Performance Share Award Agreement. *

10-4	Form of CEO Performance Share Unit Award Agreement. *

10-5

Amendment No. 2 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017* (incorporated by reference to Exhibit 10-18-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2023).

10-6

Amendment No. 2 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017* (incorporated by reference to Exhibit 10-19-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2023).

10-7

Fifteenth Amendment, dated as of January 25, 2024, and effective as of January 25, 2024, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated December 13, 2004 and effective as of January 5, 2005, and as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016, as further amended as of August 1, 2017, as further amended as of June 21, 2018, as further amended as of August 15, 2019, as further amended as of June 11, 2020, and as further amended as of May 14, 2023, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto (incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on January 25, 2024).

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)