Form 10-Q
period 2024-06-30
TEGNA INC
filed 2024-08-07
CIK 39899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 31, 2024 was 165,432,173.

INDEX TO TEGNA INC.

June 30, 2024 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars (Unaudited)

	June 30, 2024	Dec. 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$445,729	$361,036
Accounts receivable, net of allowances of $4,170 and $2,845, respectively	605,226	624,445
Other receivables	10,812	9,299
Syndicated programming rights	10,969	31,530
Prepaid expenses and other current assets	26,277	24,008
Total current assets	1,099,013	1,050,318
Property and equipment
Cost	1,079,620	1,078,209
Less accumulated depreciation	(634,024)	(626,029)
Net property and equipment	445,596	452,180
Intangible and other assets
Goodwill	3,015,973	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $269,827 and $289,949, respectively	2,336,049	2,328,972
Right-of-use assets for operating leases	68,084	73,479
Investments and other assets	124,616	113,521
Total intangible and other assets	5,544,722	5,497,559
Total assets	$7,089,331	$7,000,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts (Unaudited)

	June 30, 2024	Dec. 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$79,130	$114,950
Accrued liabilities
Compensation	43,869	54,929
Interest	43,977	45,144
Contracts payable for programming rights	121,629	119,562
Other	93,394	82,782
Income taxes payable	43,778	6,005
Total current liabilities	425,777	423,372

Noncurrent liabilities
Deferred income tax liability	577,334	578,219
Long-term debt	3,074,592	3,072,801
Pension liabilities	67,885	70,483
Operating lease liabilities	68,050	73,733
Other noncurrent liabilities	55,038	57,765
Total noncurrent liabilities	3,842,899	3,853,001
Total liabilities	$4,268,676	$4,276,373

Commitments and contingent liabilities (see Note 10)

Redeemable noncontrolling interest (see Note 1)	$19,555	$18,812

Shareholders’ equity
Common stock of $1 per value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	8,281,037	8,091,245
Accumulated other comprehensive loss	(117,389)	(119,610)
Less treasury stock at cost, 157,538,421 shares and 144,502,338 shares, respectively	(5,714,908)	(5,619,123)
Total equity	2,801,100	2,704,872
Total liabilities, redeemable noncontrolling interest and equity	$7,089,331	$7,000,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited, in thousands of dollars, except per share amounts

	Quarters ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenues	$710,363	$731,506	$1,424,615	$1,471,833

Operating expenses:
Cost of revenues[1]	432,044	430,528	862,611	857,460
Business units - Selling, general and administrative expenses	94,938	97,231	197,198	196,340
Corporate - General and administrative expenses	12,685	26,506	27,483	38,606
Depreciation	15,173	14,987	29,483	30,036
Amortization of intangible assets	13,663	13,296	27,323	26,878
Asset impairment and other	—	3,359	1,097	3,359
Merger termination fee	—	(136,000)	—	(136,000)
Total	568,503	449,907	1,145,195	1,016,679
Operating income	141,860	281,599	279,420	455,154

Non-operating (expense) income:
Interest expense	(41,748)	(42,797)	(84,116)	(85,703)
Interest income	5,873	8,536	11,446	16,109
Other non-operating items, net	(2,749)	(3,038)	147,009	(5,437)
Total	(38,624)	(37,299)	74,339	(75,031)

Income before income taxes	103,236	244,300	353,759	380,123
Provision for income taxes	21,207	44,207	82,468	76,026
Net income	82,029	200,093	271,291	304,097
Net loss attributable to redeemable noncontrolling interest	115	12	413	311
Net income attributable to TEGNA Inc.	$82,144	$200,105	$271,704	$304,408

Earnings per share:
Basic	$0.48	$0.92	$1.56	$1.37
Diluted	$0.48	$0.92	$1.55	$1.37

Weighted average number of common shares outstanding:
Basic shares	169,512	217,830	173,668	221,168
Diluted shares	169,880	217,979	174,158	221,391

1 Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited, in thousands of dollars

	Quarters ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net Income	$82,029	$200,093	$271,291	$304,097
Recognition of previously deferred post-retirement benefit plan costs	1,495	1,327	2,995	2,777
Income tax effect related to components of other comprehensive income	(385)	(339)	(774)	(711)
Other comprehensive income, net of tax	1,110	988	2,221	2,066
Comprehensive income	83,139	201,081	273,512	306,163
Comprehensive loss attributable to redeemable noncontrolling interest	115	12	413	311
Comprehensive income attributable to TEGNA Inc.	$83,254	$201,093	$273,925	$306,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited, in thousands of dollars

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$271,291	$304,097
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	56,806	56,914
Employee stock-based compensation expenses	20,070	8,845
Company stock 401(k) match contributions	10,216	10,226
Gain on investment sales	(153,626)	—
Equity loss in unconsolidated investments, net	604	520
Merger termination fee	—	(136,000)
Pension expense, net of employer contributions	436	2,655
Change in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	19,830	64,356
(Decrease) increase in accounts payable	(35,820)	2,576
Increase in interest and taxes payable	33,194	1,100
Increase in deferred revenue	50	861
Changes in other assets and liabilities, net	2,108	(8,665)
Net cash flow from operating activities	225,159	307,485
Cash flows from investing activities:
Purchase of property and equipment	(20,883)	(14,491)
Payments for acquisitions of businesses and assets, net of cash acquired	(52,799)	(1,150)
Payments for investments	(9,789)	(328)
Proceeds from investments	155,037	23
Proceeds from sale of assets	64	39
Net cash flow provided by (used for) investing activities	71,630	(15,907)
Cash flows from financing activities:
Repurchase of common stock	(154,699)	(300,000)
Dividends paid	(40,914)	(40,489)
Payments for financing costs	(6,448)	—
Other, net	(10,035)	(13,397)
Net cash flow used for financing activities	(212,096)	(353,886)
Increase (decrease) in cash and cash equivalents	84,693	(62,308)
Balance of cash and cash equivalents at beginning of period	361,036	551,681
Balance of cash and cash equivalents at end of period	$445,729	$489,373

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$48,091	$74,372
Cash paid for interest	$82,619	$83,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Quarters ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Mar. 31, 2024	$19,174	$324,419	$27,941	$8,248,066	$(118,499)	$(5,684,038)	$2,797,889
Net (loss) income	(115)	—	—	82,144	—	—	82,144
Other comprehensive income, net of tax	—	—	—	—	1,110	—	1,110
Total comprehensive income							83,254
Dividends declared: $0.125 per share	—	—	—	(21,016)	—	—	(21,016)
Company stock 401(k) match contributions	—	—	(4,172)	(12,446)	—	21,405	4,787
Stock-based awards activity	—	—	(5,099)	(15,215)	—	18,416	(1,898)
Employee stock-based compensation expenses	—	—	8,938	—	—	—	8,938
Repurchase of common stock	—	—	—	—	—	(70,691)	(70,691)
Adjustment of redeemable noncontrolling interest to redemption value	496	—	—	(496)	—	—	(496)
Other activity	—	—	333	—	—	—	333
Balance as of June 30, 2024	$19,555	$324,419	$27,941	$8,281,037	$(117,389)	$(5,714,908)	$2,801,100

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Mar. 31, 2023	$17,754	$324,419	$27,941	$7,879,619	$(124,455)	$(4,956,259)	$3,151,265
Net (loss) income	(12)	—	—	200,105	—	—	200,105
Other comprehensive income, net of tax	—	—	—	—	988	—	988
Total comprehensive income							201,093
Dividends declared: $0.095 per share	—	—	—	(19,130)	—	—	(19,130)
Company stock 401(k) match contributions	—	—	(961)	(12,697)	—	18,320	4,662
Stock-based awards activity	—	—	(184)	(2,441)	—	2,636	11
Employee stock-based compensation expenses	—	—	5,157	—	—	—	5,157
Repurchase of common stock	—	—	(4,220)	(55,780)	—	(378,744)	(438,744)
Adjustment of redeemable noncontrolling interest to redemption value	364	—	—	(364)	—	—	(364)
Other activity	—	—	208	—	—	—	208
Balance as of June 30, 2023	$18,106	$324,419	$27,941	$7,989,312	$(123,467)	$(5,314,047)	$2,904,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Six Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2023	$18,812	$324,419	$27,941	$8,091,245	$(119,610)	$(5,619,123)	$2,704,872
Net (loss) income	(413)	—	—	271,704	—	—	271,704
Other comprehensive income, net of tax	—	—	—	—	2,221	—	2,221
Total comprehensive income							273,925
Dividends declared: $0.23875 per share	—	—	—	(40,914)	—	—	(40,914)
Company stock 401(k) match contributions	—	—	(19,704)	(15,165)	—	45,085	10,216
Stock-based awards activity	—	—	(59,128)	(24,677)	—	73,770	(10,035)
Employee stock-based compensation expenses	—	—	20,070	—	—	—	20,070
Repurchase of common stock	—	—	58,029	—	—	(214,640)	(156,611)
Adjustment of redeemable noncontrolling interest to redemption value	1,156	—	—	(1,156)	—	—	(1,156)
Other activity	—	—	733	—	—	—	733
Balance as of June 30, 2024	$19,555	$324,419	$27,941	$8,281,037	$(117,389)	$(5,714,908)	$2,801,100

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722
Net (loss) income	(311)	—	—	304,408	—	—	304,408
Other comprehensive income, net of tax	—	—	—	—	2,066	—	2,066
Total comprehensive income							306,474
Dividends declared: $0.19 per share	—	—	—	(40,489)	—	—	(40,489)
Company stock 401(k) match contributions	—	—	(1,536)	(27,188)	—	38,950	10,226
Stock-based awards activity	—	—	(3,609)	(88,695)	—	78,907	(13,397)
Employee stock-based compensation expenses	—	—	8,845	—	—	—	8,845
Repurchase of common stock	—	—	(4,220)	(55,780)	—	(378,744)	(438,744)
Adjusted redeemable noncontrolling interest to redemption value	999	—	—	(999)	—	—	(999)
Other activity	—	—	520	—	—	—	520
Balance as of June 30, 2023	$18,106	$324,419	$27,941	$7,989,312	$(123,467)	$(5,314,047)	$2,904,158

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

In December 2023, the FASB issued new guidance that changes certain disclosures related to income taxes. The guidance requires entities to disclose additional quantitative and qualitative information about the reconciliation between their statutory and effective tax rates. Specifically, the guidance requires disaggregation of the reconciling items using standardized categories. This guidance also requires additional disclosure of income taxes paid to now include disaggregation on a federal, state and foreign basis and to specifically include the amount of income taxes paid to individual jurisdictions when they represent five percent or more of total income tax payments. The new guidance is effective for us beginning in 2025 annual reporting and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of June 30, 2024, our allowance for doubtful accounts was $4.2 million as compared to $2.8 million as of December 31, 2023.

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

Revenue earned by these sources in the second quarter and first six months of 2024 and 2023 are shown below (amounts in thousands):

	Quarters ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Subscription	$367,025	$396,126	$742,349	$810,406
Advertising & Marketing Services	300,977	317,726	599,669	625,571
Political	31,643	5,991	59,471	11,282
Other	10,718	11,663	23,126	24,574
Total revenues	$710,363	$731,506	$1,424,615	$1,471,833

NOTE 2 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		Dec. 31, 2023
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,015,973	$-	$2,981,587	$-

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,731		2,124,731
Amortizable intangible assets:
Retransmission agreements	101,423	(92,951)	113,621	(95,619)
Network affiliation agreements	275,524	(121,623)	309,502	(144,834)
Other	104,198	(55,253)	71,067	(49,496)
Total indefinite-lived and amortizable intangible assets	$2,605,876	$(269,827)	$2,618,921	$(289,949)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives. In the first six months of 2024, gross intangible assets and associated accumulated amortization decreased by $47.4 million, due to certain intangible assets reaching the end of their useful lives.

On January 31, 2024, Premion, LLC acquired substantially all the assets of Octillion Media, a next-generation, demand-side platform focused on Local Connected TV(CTV)/Over-the-Top (OTT) advertising. The acquisition expands Premion’s capabilities in the growing CTV marketplace by combining Octillion’s technology with Premion’s local CTV/OTT advertising solution.

The base purchase price of the acquisition was $56.0 million plus an adjustment for working capital and a maximum earnout of $14.0 million that the sellers will be entitled to receive if the Octillion Media business achieves certain technological and financial milestones during a defined period following the closing. During the six months ended June 30, 2024, $52.8 million of the purchase price had been paid.

The acquisition was funded with available cash on hand.

We are accounting for the acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized. Based on preliminary valuations we have recorded $34.4 million of intangible assets related to acquired technology and customer relationships. We also recorded an additional $34.4 million as goodwill, which represents the future economic benefits expected to arise from the acquisition that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate. The goodwill and intangible assets are expected to be deductible for tax purposes.

The amounts recorded for acquired assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	Dec. 31, 2023

Cash value life insurance	$51,644	$50,865
Equity method investments	16,904	16,195
Other equity investments	20,972	19,526
Deferred financing costs	6,898	—
Prepaid assets	7,973	9,878
Other long-term assets	20,225	17,057
Total	$124,616	$113,521

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

In the first quarter of 2024 we received $152.9 million of pre-tax cash proceeds upon the completion of the previously announced sale of Broadcast Music, Inc. (BMI) to a private equity firm. The pre-tax gain of $152.9 million associated with this sale is included in “Other non-operating items, net” in the Consolidated Statements of Income. Following this sale we no longer have any ownership interest in BMI.

Deferred financing costs: These costs consist of amounts paid to lenders related to our revolving credit facility. On January 25, 2024, we entered into an amendment of our credit facility that resulted in the capitalization of $6.4 million of fees paid to lenders under the new amendment. Additionally, we reclassified approximately $1.1 million of fees under the previous credit facility as non-current deferred financing costs. See Note 4 for additional details of the revolving credit facility amendment. Financing costs paid for our unsecured notes are accounted for as a reduction in the debt obligation.

Prepaid assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.

NOTE 4 – Long-term debt

Our long-term debt is summarized below (in thousands):

	June 30, 2024	Dec. 31, 2023

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,090,000
Deferred financing costs	(19,805)	(22,226)
Unamortized premiums and discounts, net	4,397	5,027
Total long-term debt	$3,074,592	$3,072,801

On January 25, 2024, we entered into an amendment to our revolving credit facility (the Credit Agreement). Among other things, the amendment amends the Credit Agreement to:

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

As of June 30, 2024, cash and cash equivalents totaled $445.7 million and we had $12.7 million of letters of credit outstanding and unused borrowing capacity of $737.3 million under our $750 million revolving credit facility, which expires in January 2029. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The total net pension obligations, including both current and non-current liabilities, as of June 30, 2024, were $73.7 million, of which $5.8 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheets.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified TEGNA Supplemental Retirement Plan (SERP), are presented in the following table (in thousands):

	Quarters ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Interest cost on benefit obligation	$5,697	$6,116	$11,372	$12,266
Expected return on plan assets	(5,533)	(5,245)	(11,033)	(10,470)
Amortization of prior service cost (credit)	20	(107)	45	(232)
Amortization of actuarial loss	1,475	1,434	2,950	3,009
Expense for company-sponsored retirement plans	$1,659	$2,198	$3,334	$4,573

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the six months ended June 30, 2024 and 2023 we made cash contributions to the TRP of $1.0 million and $0.0 million, respectively. We made benefit payments to participants of the SERP of $1.9 million during both of the six month periods ended June 30, 2024 and 2023. Based on actuarial projections and funding levels, we expect to make additional cash payments of $2.8 million to the TRP in 2024. We expect to make additional cash payments of $3.0 million to our SERP participants during the remainder of 2024.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency	Total
Quarters ended:
Balance as of Mar. 31, 2024	$(119,031)	$532	$(118,499)
Amounts reclassified from AOCL	1,110	—	1,110
Total other comprehensive income	1,110	—	1,110
Balance as of June 30, 2024	$(117,921)	$532	$(117,389)

Balance as of Mar. 31, 2023	$(124,987)	$532	$(124,455)
Amounts reclassified from AOCL	988	—	988
Total other comprehensive income	988	—	988
Balance as of June 30, 2023	$(123,999)	$532	$(123,467)

Six Months Ended:
Balance as of Dec. 31, 2023	$(120,142)	$532	$(119,610)
Amounts reclassified from AOCL	2,221	—	2,221
Total other comprehensive income	2,221	—	2,221
Balance as of June 30, 2024	$(117,921)	$532	$(117,389)

Balance as of Dec. 31, 2022	$(126,065)	$532	$(125,533)
Amounts reclassified from AOCL	2,066	—	2,066
Total other comprehensive income	2,066	—	2,066
Balance as of June 30, 2023	$(123,999)	$532	$(123,467)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post-retirement reclassifications are related to the amortization of prior service costs and actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarters ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Amortization of prior service cost (credit), net	$20	$(107)	$45	$(232)
Amortization of actuarial loss	1,475	1,434	2,950	3,009
Total reclassifications, before tax	1,495	1,327	2,995	2,777
Income tax effect	(385)	(339)	(774)	(711)
Total reclassifications, net of tax	$1,110	$988	$2,221	$2,066

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarters ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net income	$82,029	$200,093	$271,291	$304,097
Net loss attributable to the noncontrolling interest	115	12	413	311
Adjustment of redeemable noncontrolling interest to redemption value	(496)	(364)	(1,156)	(999)
Earnings available to common shareholders	$81,648	$199,741	$270,548	$303,409

Weighted average number of common shares outstanding - basic	169,512	217,830	173,668	221,168
Effect of dilutive securities:
Restricted stock units	250	64	344	126
Performance share awards	118	85	146	97
Weighted average number of common shares outstanding - diluted	169,880	217,979	174,158	221,391

Net income per share - basic	$0.48	$0.92	$1.56	$1.37
Net income per share - diluted	$0.48	$0.92	$1.55	$1.37

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share awards. The diluted earnings per share amounts exclude the effects of approximately 400 thousand and 500 thousand stock awards for the three and six months ended June 30, 2024, respectively, as their inclusion would be accretive to earnings per share.

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

We also hold other financial instruments including cash and cash equivalents, receivables, accounts payable, contingent consideration and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.86 billion on June 30, 2024, and $2.93 billion on December 31, 2023.

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

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock, which was in addition to the second ASR program. This new share repurchase program expires on December 31, 2025. In the second quarter of 2024, 5.1 million shares were repurchased under this program at an average share price of $14.05 for an aggregate cost of $71.3 million. In the first six months of 2024, 10.9 million shares were repurchased under this program at an average share price of $14.29 for an aggregate cost of $155.8 million. Of the shares repurchased in 2024, $1.1 million had not yet been paid for as of the end of the second quarter.

During the first six months of 2024, we returned $195.6 million of capital to shareholders with $154.7 million of share repurchases, representing 10.8 million shares, and paid $40.9 million in dividends.

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

Related Party Transactions

We have an equity investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. We also have commercial agreements with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the second quarter and first six months of 2024, we incurred expenses of $23.0 million and $37.3 million, respectively, as a result of the commercial agreement with MadHive. In the second quarter and first six months of 2023, we incurred expenses of $24.0 million and $49.1 million, respectively, as a result of the commercial agreements with MadHive. As of June 30, 2024, and December 31, 2023, we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $7.8 million and $5.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative media company serving the greater good of our communities. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing services. With 64 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of all U.S. television households. Each television station also has a robust digital presence across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume news content. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. We also own leading multicast networks True Crime Network and Quest.

We have one operating and reportable segment. The primary sources of our revenues are: 1) subscription revenues, reflecting fees paid by satellite, cable, over-the-top (OTT) (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products and OTT apps; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2022, 2024, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming, tower rentals, and distribution of our local news content.

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

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarters ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change

Revenues	$710,363	$731,506	(3%)	$1,424,615	$1,471,833	(3%)

Operating expenses:
Cost of revenues	432,044	430,528	0%	862,611	857,460	1%
Business units - Selling, general and administrative expenses	94,938	97,231	(2%)	197,198	196,340	0%
Corporate - General and administrative expenses	12,685	26,506	(52%)	27,483	38,606	(29%)
Depreciation	15,173	14,987	1%	29,483	30,036	(2%)
Amortization of intangible assets	13,663	13,296	3%	27,323	26,878	2%
Asset impairment and other	—	3,359	***	1,097	3,359	(67%)
Merger termination fee	—	(136,000)	***	—	(136,000)	***
Total	$568,503	$449,907	26%	$1,145,195	$1,016,679	13%

Operating income	$141,860	$281,599	(50%)	$279,420	$455,154	(39%)

Non-operating (expense) income	(38,624)	(37,299)	4%	74,339	(75,031)	***
Provision for income taxes	21,207	44,207	(52%)	82,468	76,026	8%
Net income	82,029	200,093	(59%)	271,291	304,097	(11%)
Net loss attributable to redeemable noncontrolling interest	115	12	***	413	311	33%
Net income attributable to TEGNA Inc.	$82,144	$200,105	(59%)	$271,704	$304,408	(11%)

Net Income per share - basic	$0.48	$0.92	(48%)	$1.56	$1.37	14%
Net Income per share - diluted	$0.48	$0.92	(48%)	$1.55	$1.37	13%

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarters ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change

Subscription	$367,025	$396,126	(7%)	$742,349	$810,406	(8%)
Advertising & Marketing Services	300,977	317,726	(5%)	599,669	625,571	(4%)
Political	31,643	5,991	***	59,471	11,282	***
Other	10,718	11,663	(8%)	23,126	24,574	(6%)
Total revenues	$710,363	$731,506	(3%)	$1,424,615	$1,471,833	(3%)

*** Not meaningful

Total revenues decreased $21.1 million in the second quarter of 2024 and $47.2 million in the first six months of 2024 compared to the same periods in 2023. The net decreases were primarily driven by a decline in subscription revenue ($29.1 million second quarter, $68.1 million first six months) primarily due to declines in subscribers and, for the six-month period only, a temporary disruption of service with a distribution partner which was successfully resolved on January 13, 2024. These declines were partially offset by contractual rate increases under our retransmission agreements. Also contributing to these declines was a reduction in AMS revenue ($16.7 million second quarter, $25.9 million first six months) due to continued softness in the national advertising market. Partially offsetting these decreases was an increase in political revenue ($25.7 million second quarter, $48.2 million first six months).

Cost of revenues

Cost of revenues increased $1.5 million in the second quarter of 2024 and $5.2 million in the first six months of 2024 compared to the same periods in 2023. The increases were primarily due to payroll-related costs ($4.7 million second quarter, $8.2 million first six months), employee retention costs ($1.0 million second quarter, $2.3 million first six months), workforce restructuring costs ($0.6 million second quarter, $0.7 million first six months), and employee stock-based compensation ($0.7 million second quarter, $2.7 million first six months). Partially offsetting these increases was a decline in programming costs ($4.2 million second quarter, $6.0 million first six months).

Business units - Selling, general and administrative expenses

Business unit selling, general and administrative expenses decreased $2.3 million in the second quarter of 2024 and increased $0.9 million in the first six months of 2024 compared to the same periods in 2023. The second quarter decrease was primarily due to declines in professional service costs, partially offset by increases from employee retention costs, employee stock-based compensation, and workforce restructuring costs. The increase in the first six months was primarily due to increases from employee retention costs, employee stock-based compensation, and workforce restructuring costs. These increases were partially offset by declines in professional service costs.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance.

Corporate general and administrative expenses decreased $13.8 million in the second quarter of 2024 and $11.1 million in the first six months of 2024 compared to the same period in 2023. The decreases were primarily due to declines in M&A-related costs ($17.1 million second quarter, $17.6 million first six months) incurred in connection with the now terminated merger. Partially offsetting these declines were increases in employee retention costs ($1.2 million second quarter, $2.2 million first six months) and workforce restructuring costs ($0.5 million second quarter, $0.6 million first six months).

Depreciation

Depreciation expense increased by $0.2 million in the second quarter of 2024 and decreased $0.6 million in the first six months of 2024 compared to the same period in 2023.

Amortization of intangible assets

Intangible asset amortization expense increased $0.4 million in the second quarter of 2024 and the six months of 2024 compared to the same period in 2023. The increases were primarily due to the amortization of intangible assets acquired in the Octillion Media acquisition, partially offset by a decrease in amortization due to certain intangible assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

Asset impairment and other expenses were $0.0 million in the second quarter of 2024 and $1.1 million in the first six months of 2024 compared to $3.4 million in both the second quarter of 2023 and the first six months of 2023. The 2024 activity was due to a contract termination fee. The 2023 activity was due to a $3.4 million impairment charge recognized on programming assets in the second quarter of 2023.

Merger termination fee

On February 22, 2022, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement), with Teton Parent Corp. On May 22, 2023, after a protracted regulatory review, we terminated the Merger Agreement in accordance with its terms. Per the terms of the Merger Agreement, we received $136.0 million as a result of this termination which was satisfied in TEGNA common stock and recorded as a reduction in operating expense.

Operating income

Operating income decreased $139.7 million in the second quarter of 2024 and $175.7 million in the first six months of 2024 compared to the same period in 2023. These decreases were primarily driven by the absence in 2024 of the $136.0 million Merger termination fee received in the second quarter of 2023 and net declines in revenue, partially offset by declines in corporate expenses. Non-GAAP operating income declined $19.1 million in the second quarter of 2024 and $49.3 million in the first six months of 2024 due to the declines in subscription revenues and AMS revenues discussed above. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the "Results from Operations- Non-GAAP Information" section.

Non-operating (expense) income

Non-operating expense increased $1.3 million in the second quarter of 2024 compared to the same period in 2023. The increase in expense was primarily due to a decrease in interest income.

In the first six months of 2024, non-operating income increased $149.4 million compared to the same period in 2023. The increase was primarily due to a $152.9 million gain recognized on the sale of our investment in Broadcast Music, Inc. in the first quarter of 2024.

Provision for income taxes

Income tax expense decreased $23.0 million in the second quarter of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in net income before tax partially offset by an increase in the effective income tax rate. Income tax expense increased $6.4 million in the first six months of 2024 compared to the same period in 2023. The increase in the first six months was primarily due to an increase in the effective income tax rate partially offset by a decrease in net income before tax. Our effective income tax rate was 20.5% for the second quarter of 2024, compared to 18.1% for the second quarter of 2023. Our effective income tax rate was 23.3% for the first six months of 2024, compared to 20.0% for the same period in 2023. The tax rate for the second quarter and the first six months of 2024 is higher than the comparable rate in 2023 primarily due to the 2023 tax rate being favorably impacted by the deduction of previously capitalized transaction costs resulting from the termination of the Merger Agreement and a portion of the Merger termination fee being treated as non-taxable. The tax rate for 2024 benefited from the purchase of federal clean energy tax credits and discrete tax benefits as a result of a favorable settlement of an IRS audit from 2016 and 2017.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $82.1 million, or $0.48 per diluted share, in the second quarter of 2024 compared to $200.1 million, or $0.92 per diluted share, during the same period in 2023. On a non-GAAP basis, net income attributable to TEGNA Inc. was $86.2 million, or $0.50 per diluted share, in the second quarter of 2024 compared to $97.4 million, or $0.44 per diluted share, during the same period in 2023. For the first six months of 2024, net income attributable to TEGNA Inc. was $271.7 million, or $1.55 per diluted share, compared to $304.4 million, or $1.37 per diluted share, during the same period of 2023. On a non-GAAP basis, net income attributable to TEGNA Inc. was $166.3 million, or $0.95 per diluted share, in the first six months of 2024 compared to $204.3 million, or $0.91 per diluted share, during the same period in 2023. Both income and earnings per share, on a GAAP and non-GAAP basis, were affected by the factors discussed above. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the "Results from Operations- Non-GAAP Information" section.

The weighted average number of diluted common shares outstanding as of the second quarter of 2024 and 2023 were 169.9 million and 218.0 million, respectively. The weighted average number of diluted shares outstanding in the first six months of 2024 and 2023 was 174.2 million and 221.4 million, respectively. The decline in the number of diluted common shares outstanding was primarily due to share repurchases of 39.5 million under our ASR programs which began in the second quarter of 2023, the receipt of 8.6 million shares to satisfy the Merger termination fee which occurred in the second quarter of 2023 and share repurchases of 12.7 million starting in the third quarter of 2023 through the second quarter of 2024 under our authorized repurchase programs.

Results from Operations - Non-GAAP Information

Presentation of Non-GAAP information

The Company uses non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, the related GAAP measures, nor should they be considered superior to the related GAAP measures and should be read together with financial information presented on a GAAP basis. Also, our non-GAAP measures may not be comparable to similarly titled measures of other companies.

Management and the Company’s Board of Directors (the "Board") regularly use Corporate – General and administrative expenses, Operating expenses, Operating income, Income before income taxes, Provision for income taxes, Net income attributable to TEGNA Inc., and Diluted earnings per share, each presented on a non-GAAP basis, for purposes of evaluating company performance. Management and the Board also use Adjusted EBITDA to evaluate Company performance. The Leadership Development and Compensation Committee of our Board uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS to evaluate and compensate senior management. The Company, therefore, believes that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. The Company also believes these non-GAAP measures are frequently used by investors, securities analysts and other interested parties in their evaluation of our business and other companies in the broadcast industry.

The Company discusses in this Form 10-Q non-GAAP financial performance measures that exclude from its reported GAAP results the impact of “special items” which are described in detail below in the section titled “Discussion of Special Charges and Credits Affecting Reported Results.” The Company believes that such expenses and gains are not indicative of normal, ongoing operations. While these items should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses, charges, and gains in the future, the Company believes that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

The Company also discusses Adjusted EBITDA (with and without stock-based compensation expense), a non-GAAP financial performance measure that it believes offers a useful view of the overall operation of its businesses. The Company defines Adjusted EBITDA as net income attributable to TEGNA before (1) net loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) interest income, (5) other non-operating items, net, (6) M&A-related costs, (7) asset impairment and other, (8) workforce restructuring, (9) employee retention costs, (10) the Merger termination fee, (11) depreciation and (12) amortization of intangible assets. The Company believes these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

Discussion of Special Charges and Credits Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, are not normal and can vary significantly from period to period:

Quarter and six months ended June 30, 2024:

•
Retention costs, including stock-based compensation (SBC) and cash payments to certain employees to ensure their continued service to the Company following the termination of the previously proposed merger;
•
M&A-related costs;
•
Workforce restructuring expenses;
•
Asset impairment and other consisting of a contract termination fee; and
•
Other non-operating item consisting of a gain recognized on the sale of our investment in Broadcast Music Inc. (BMI).

Quarter and six months ended June 30, 2023:

•
M&A-related costs;
•
Merger termination fee;
•
Asset impairment and other consisting of programming asset impairments; and
•
Tax benefit associated with previously disallowed transaction costs.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	Workforce restructuring	Non-GAAP measure

Corporate - General and administrative expenses	$12,685	$(571)	$(654)	$(492)	$10,968
Operating expenses	568,503	(2,198)	(1,003)	(1,830)	563,472
Operating income	141,860	2,198	1,003	1,830	146,891
Income before income taxes	103,236	2,198	1,003	1,830	108,267
Provision for income taxes	21,207	362	171	445	22,185
Net income attributable to TEGNA Inc.	82,144	1,836	832	1,385	86,197
Earnings per share - diluted	$0.48	$0.01	$—	$0.01	$0.50

		Special Items
Quarter ended June 30, 2023	GAAP measure	M&A-related costs	Merger termination fee	Asset impairment and other	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$26,506	$(17,082)	$—	$—	$—	$9,424
Operating expenses	449,907	(17,082)	136,000	(3,359)	—	565,466
Operating income	281,599	17,082	(136,000)	3,359	—	166,040
Income before income taxes	244,300	17,082	(136,000)	3,359	—	128,741
Provision for income taxes	44,207	4,371	(24,504)	860	6,443	31,377
Net income attributable to TEGNA Inc.	200,105	12,711	(111,496)	2,499	(6,443)	97,376
Earnings per share - diluted (a)	$0.92	$0.06	$(0.51)	$0.01	$(0.03)	$0.44

(a) Per share amounts do not sum due to rounding.

		Special Items
Six months ended June 30, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	M&A-related costs	Workforce restructuring	Asset impairment and other	BMI sale gain	Non-GAAP measure

Corporate - General and administrative expenses	$27,483	$(1,323)	$(875)	$(2,290)	$(603)	$—	$—	$22,392
Operating expenses	1,145,195	(5,091)	(1,573)	(2,290)	(3,637)	(1,097)	—	1,131,507
Operating income	279,420	5,091	1,573	2,290	3,637	1,097	—	293,108
Income before income taxes	353,759	5,091	1,573	2,290	3,637	1,097	(152,867)	214,580
Provision for income taxes	82,468	793	248	593	890	284	(36,621)	48,655
Net income attributable to TEGNA Inc.	271,704	4,298	1,325	1,697	2,747	813	(116,246)	166,338
Earnings per share - diluted (a)	$1.55	$0.03	$0.01	$0.01	$0.02	$0.01	$(0.67)	$0.95

(a) Per share amounts do not sum due to rounding.

		Special Items
Six months ended June 30, 2023	GAAP measure	M&A-related costs	Merger termination fee	Asset impairment and other	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$38,606	$(19,848)	$—	$—	$—	$18,758
Operating expenses	1,016,679	(19,848)	136,000	(3,359)	—	1,129,472
Operating income	455,154	19,848	(136,000)	3,359	—	342,361
Income before income taxes	380,123	19,848	(136,000)	3,359	—	267,330
Provision for income taxes	76,026	4,552	(24,504)	860	6,443	63,377
Net income attributable to TEGNA Inc.	304,408	15,296	(111,496)	2,499	(6,443)	204,264
Earnings per share - diluted (a)	$1.37	$0.07	$(0.50)	$0.01	$(0.03)	$0.91

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarters ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$82,144	$200,105	(59%)	$271,704	$304,408	(11%)
Less: Net loss attributable to redeemable noncontrolling interest	(115)	(12)	***	(413)	(311)	33%
Plus: Provision for income taxes	21,207	44,207	(52%)	82,468	76,026	8%
Plus: Interest expense	41,748	42,797	(2%)	84,116	85,703	(2%)
Less: Interest income	(5,873)	(8,536)	(31%)	(11,446)	(16,109)	(29%)
Plus (Less): Other non-operating items, net	2,749	3,038	(10%)	(147,009)	5,437	***
Operating income (GAAP basis)	141,860	281,599	(50%)	279,420	455,154	(39%)
Plus: M&A-related costs	—	17,082	***	2,290	19,848	(88%)
Plus: Asset impairment and other	—	3,359	***	1,097	3,359	(67%)
Plus: Workforce restructuring	1,830	—	***	3,637	—	***
Plus: Retention costs - Employee stock-based compensation expenses	2,198	—	***	5,091	—	***
Plus: Retention costs - Cash	1,003	—	***	1,573	—	***
Less: Merger termination fee	—	(136,000)	***	—	(136,000)	***
Adjusted operating income (non-GAAP basis)	146,891	166,040	(12%)	293,108	342,361	(14%)
Plus: Depreciation	15,173	14,987	1%	29,483	30,036	(2%)
Plus: Amortization of intangible assets	13,663	13,296	3%	27,323	26,878	2%
Adjusted EBITDA	$175,727	$194,323	(10%)	$349,914	$399,275	(12%)
Stock-based compensation expenses:
Employee awards	6,740	5,157	31%	14,980	8,845	69%
Company stock 401(k) match contributions	4,787	4,662	3%	10,216	10,226	(0%)
Adjusted EBITDA before stock-based compensation costs	$187,254	$204,142	(8%)	$375,110	$418,346	(10%)

*** Not meaningful

In the second quarter of 2024 Adjusted EBITDA margin was 25% with stock-based compensation expense or 26% without those expenses. For the six months ended June 30, 2024, Adjusted EBITDA margin of 25% with stock-based compensation expense or 26% without those expenses. Our total Adjusted EBITDA decreased $18.6 million, or 10%, in the second quarter of 2024 and decreased $49.4 million, or 12%, in the first six months of 2024, compared to 2023. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decreases in subscription and AMS revenues offset by an increase in political revenue.

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated positive cash flow that, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, has been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $40.9 million and $40.5 million in the six months ended June 30, 2024 and 2023, respectively. On May 8, 2024 we announced that our Board of Directors further increased the quarterly dividend by 10%, from 11.375 to 12.5 cents per share. This increase builds on a 20 percent increase to TEGNA’s dividend in 2023. The increased dividend took effect beginning with the July 1, 2024 dividend payment, to stockholders of record as of the close of business on June 7, 2024.

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

In December 2023, our Board of Directors authorized a share repurchase program for up to $650.0 million of our common stock, which was in addition to the second ASR program. This share repurchase program expires on December 31, 2025. In the first six months of 2024, 10.9 million shares were repurchased under this program at an average share price of $14.29 for an aggregate cost of $155.8 million, of which $1.1 million had not yet been paid as of the end of the second quarter.

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

Consistent with this framework, we are on track to return approximately $350 million of capital to shareholders in 2024 through dividends and share repurchases from time to time on the open market at prevailing prices or in negotiated transactions.

Our Adjusted free cash flow guidance includes the impact of transformation initiatives to streamline operations, pursue innovation-driven opportunities, and achieve cost reductions. We expect to complete these transformation initiatives by the end of 2025, with initial benefits occurring in the second quarter of 2024. We expect to realize annualized cost savings of $90-$100 million exiting 2025.

During the first half of 2024, we returned $195.6 million of capital to shareholders with $154.7 million of share repurchases, representing 10.8 million shares, and paid $40.9 million in dividends.

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

As of June 30, 2024, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving Credit Agreement, was 2.89x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the Credit Agreement) for the trailing eight quarters. We expect to remain compliant with all covenants for the foreseeable future. As of June 30, 2024, our total debt was $3.07 billion, cash and cash equivalents totaled $445.7 million, and we had unused borrowing capacity of $737.3 million under our revolving credit facility after giving effect to outstanding letters of credit. Our debt consists of unsecured notes which have fixed interest rates.

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

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2024	2023

Cash and cash equivalents at beginning of the period	$361,036	$551,681

Operating activities:
Net income	271,291	304,097
Gain on investment sales	(153,626)	—
Merger termination fee	—	(136,000)
Depreciation, amortization and other non-cash adjustments	87,696	76,505
Pension expense, net of contributions	436	2,655
Decrease in trade receivables	19,830	64,356
(Decrease) increase in accounts payable	(35,820)	2,576
Increase in interest and taxes payable	33,194	1,100
All other operating activities	2,158	(7,804)
Net cash flow from operating activities	225,159	307,485

Investing activities:
Purchase of property and equipment	(20,883)	(14,491)
Payments for acquisitions of businesses and assets, net of cash acquired	(52,799)	(1,150)
Proceeds from investments	155,037	23
All other investing activities	(9,725)	(289)
Net cash flow provided by (used for) investing activities	71,630	(15,907)

Financing activities:
Repurchase of common stock	(154,699)	(300,000)
Dividends paid	(40,914)	(40,489)
Payments for financing costs	(6,448)	—
All other financing activities	(10,035)	(13,397)
Net cash flow used for financing activities	(212,096)	(353,886)
Net change in cash and cash equivalents	84,693	(62,308)
Cash and cash equivalents at end of the period	$445,729	$489,373

Operating activities - Cash flow from operating activities was $225.2 million for the six months ended June 30, 2024, compared to $307.5 million for the same period in 2023. The decrease of $82.3 million was primarily driven by changes in working capital, primarily accounts receivable of $44.5 million and accounts payable of $38.4 million. The change in accounts receivable was driven in part by a decline in revenue and the change in accounts payable was driven by the timing of payments. These decreases were partially offset by a decline in cash paid for taxes of $26.3 million, driven in part by the utilization of clean energy tax credits in 2024.

Investing activities - Cash flow from investing activities was a net cash inflow of $71.6 million for the six months ended June 30, 2024, compared to a net cash outflow of $15.9 million for the same period in 2023. The increase in net cash flows of $87.5 million from investing activities was primarily driven by proceeds of $152.9 million from the sale of our investment in BMI in the first quarter of 2024. This was partially offset by cash outflows of $52.8 million for the acquisition of Octillion Media.

Financing activities - Cash flow used for financing activities was $212.1 million for the six months ended June 30, 2024, compared to $353.9 million for the same period in 2023. The decrease was primarily due to our repurchase of common stock, which included a $300.0 million ASR program payment in the second quarter of 2023 that did not recur in 2024. In the first six months of 2024 we repurchased $154.7 million of common stock on the open market under our authorized share repurchase program.

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in the communication, the words “believes,” “estimates,” “plans,” “expects,” “should,” “could,” “outlook,” and “anticipates” and similar expressions as they relate to the Company, or its financial results are intended to identify forward-looking statements. Forward-looking statements in this communication may include, without limitation, statements regarding anticipated growth rates and the Company’s plans, objectives and expectations. Forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements, many of which are outside the Company’s control. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to: changes in the market price of the Company’s shares; general market conditions, constraints, volatility, or disruptions in the capital markets; the possibility that the Company’s capital allocation plan, including dividends, share repurchases, and/or strategic acquisitions, investments, and partnerships may not enhance long-term stockholder value; legal proceedings, judgments or settlements; the Company’s ability to re-price or renew subscribers; potential regulatory actions; changes in consumer behaviors and impacts on and modifications to TEGNA’s operations and business relating thereto; and economic, competitive, governmental, technological and other factors and risks that may affect the Company’s operations or financial results, which are discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Any forward-looking statements in this communication should be evaluated in light of these important risk factors. The Company is not responsible for updating the information contained in this communication beyond the published date, or for changes made to this press release by wire services, Internet service providers or other media.

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

As of June 30, 2024, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $737.3 million under our $750 million revolving credit facility, which expires in January 2029. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents stock repurchases by the Company during the three months ended June 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2024 - April 30, 2024	1,835	$13.88	1,835	540,043
May 1, 2024 - May 31, 2024	1,604	14.66	1,604	516,527
June 1, 2024 - June 30, 2024	1,638	$13.66	1,638	494,150
Total Second Quarter 2024	5,077		5,077

In December 2023, our Board of Directors authorized the renewal of our share repurchase program for up to $650 million of our common stock over two years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. Since the inception of this program, we have repurchased 10.9 million shares under this program, including the 5.1 million shares shown in the above table, at an aggregate price of $155.8 million. As of the end of the second quarter of 2024, $494.2 million of common stock may still be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3-1	Fifth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on April 25, 2024).

3-2	By-laws, as amended through April 24, 2024 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on April 25, 2024).

10-1	Offer Letter, dated as of June 17, 2024, by and between TEGNA Inc. and Michael Steib.* (incorporated by reference to Exhibit 10-1 to Form 8-K filed June 20, 2024.

10-2	Letter Agreement, dated as of June 17, 2024, by and between TEGNA Inc. and David T. Lougee.* (incorporated by reference to Exhibit 10-2 to Form 8-K filed June 20, 2024.

10-3	Amendment No. 11 to TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of June 25, 2024.* (attached)

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2024	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)