Form 10-Q
period 2024-09-30
TEGNA INC
filed 2024-11-07
CIK 39899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 31, 2024 was 161,121,748.

INDEX TO TEGNA INC.

September 30, 2024 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars (Unaudited)

	Sept. 30, 2024	Dec. 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$536,253	$361,036
Accounts receivable, net of allowances of $3,500 and $2,845, respectively	608,794	624,445
Other receivables	6,779	9,299
Syndicated programming rights	37,351	31,530
Prepaid expenses and other current assets	26,563	24,008
Total current assets	1,215,740	1,050,318
Property and equipment
Cost	1,083,904	1,078,209
Less accumulated depreciation	(640,774)	(626,029)
Net property and equipment	443,130	452,180
Intangible and other assets
Goodwill	3,015,973	2,981,587
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $273,787 and $289,949, respectively	2,322,582	2,328,972
Right-of-use assets for operating leases	66,135	73,479
Investments and other assets	135,042	113,521
Total intangible and other assets	5,539,732	5,497,559
Total assets	$7,198,602	$7,000,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts (Unaudited)

	Sept. 30, 2024	Dec. 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$91,964	$114,950
Accrued liabilities
Compensation	66,325	54,929
Interest	11,772	45,144
Contracts payable for programming rights	145,657	119,562
Other	95,992	82,782
Income taxes payable	55,000	6,005
Total current liabilities	466,710	423,372

Noncurrent liabilities
Deferred income tax liability	576,440	578,219
Long-term debt	3,075,504	3,072,801
Pension liabilities	64,402	70,483
Operating lease liabilities	66,000	73,733
Other noncurrent liabilities	58,242	57,765
Total noncurrent liabilities	3,840,588	3,853,001
Total liabilities	$4,307,298	$4,276,373

Commitments and contingent liabilities (see Note 10)

Redeemable noncontrolling interest (see Note 1)	$19,936	$18,812

Shareholders̛ equity
Common stock of $1 per value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	8,393,910	8,091,245
Accumulated other comprehensive loss	(116,277)	(119,610)
Less treasury stock at cost, 161,940,919 shares and 144,502,338 shares, respectively	(5,758,625)	(5,619,123)
Total equity	2,871,368	2,704,872
Total liabilities, redeemable noncontrolling interest and equity	$7,198,602	$7,000,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2024	2023	2024	2023

Revenues	$806,827	$713,243	$2,231,442	$2,185,076

Operating expenses:
Cost of revenues[1]	437,855	438,260	1,300,466	1,295,720
Business units - Selling, general and administrative expenses	96,882	98,394	294,080	294,734
Corporate - General and administrative expenses	13,188	13,552	40,671	52,158
Depreciation	15,543	15,083	45,026	45,119
Amortization of intangible assets	13,467	13,297	40,790	40,175
Asset impairment and other	—	—	1,097	3,359
Merger termination fee	—	—	—	(136,000)
Total	576,935	578,586	1,722,130	1,595,265
Operating income	229,892	134,657	509,312	589,811

Non-operating (expense) income:
Interest expense	(42,288)	(43,418)	(126,404)	(129,121)
Interest income	7,023	7,389	18,469	23,498
Other non-operating items, net	(2,696)	25,427	144,313	19,990
Total	(37,961)	(10,602)	36,378	(85,633)

Income before income taxes	191,931	124,055	545,690	504,178
Provision for income taxes	44,743	27,801	127,211	103,827
Net income	147,188	96,254	418,479	400,351
Net loss (income) attributable to redeemable noncontrolling interest	260	(71)	673	240
Net income attributable to TEGNA Inc.	$147,448	$96,183	$419,152	$400,591

Earnings per share:
Basic	$0.89	$0.48	$2.44	$1.86
Diluted	$0.89	$0.48	$2.44	$1.86

Weighted average number of common shares outstanding:
Basic shares	165,188	200,779	170,820	214,297
Diluted shares	165,748	201,218	171,334	214,591

1 Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2024	2023	2024	2023

Net Income	$147,188	$96,254	$418,479	$400,351
Recognition of previously deferred post-retirement benefit plan costs	1,498	1,388	4,493	4,165
Income tax effect related to components of other comprehensive income	(386)	(356)	(1,160)	(1,067)
Other comprehensive income, net of tax	1,112	1,032	3,333	3,098
Comprehensive income	148,300	97,286	421,812	403,449
Comprehensive loss attributable to redeemable noncontrolling interest	260	(71)	673	240
Comprehensive income attributable to TEGNA Inc.	$148,560	$97,215	$422,485	$403,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2024	2023
Cash flows from operating activities:
Net income	$418,479	$400,351
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	85,816	85,294
Employee stock-based compensation expenses	30,660	15,403
Company stock 401(k) match contributions	14,251	14,150
Gain on investment sales	(153,626)	(25,809)
Equity loss in unconsolidated investments, net	764	776
Merger termination fee	—	(136,000)
Pension expense, net of employer contributions	(1,530)	3,982
Change in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	16,931	50,207
(Decrease) increase in accounts payable	(22,987)	9,690
Increase (decrease) in interest and taxes payable	13,766	(29,601)
Increase in deferred revenue	10,734	4,508
Changes in other assets and liabilities, net	21,958	15,888
Net cash flow from operating activities	435,216	408,839
Cash flows from investing activities:
Purchase of property and equipment	(36,297)	(29,301)
Payments for acquisitions of businesses and assets, net of cash acquired	(52,799)	(1,150)
Payments for investments	(19,382)	(360)
Proceeds from investments	157,365	27,646
Proceeds from sale of assets	220	70
Net cash flow provided by (used for) investing activities	49,107	(3,095)
Cash flows from financing activities:
Repurchase of common stock	(224,996)	(327,914)
Dividends paid	(61,375)	(63,078)
Payments for financing costs	(6,448)	—
Payment for acquisition-related earnout consideration	(4,667)	—
Payments for tax withholding related to vested stock-based compensation awards	(11,620)	(13,403)
Net cash flow used for financing activities	(309,106)	(404,395)
Increase in cash and cash equivalents	175,217	1,349
Balance of cash and cash equivalents at beginning of period	361,036	551,681
Balance of cash and cash equivalents at end of period	$536,253	$553,030

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$75,386	$101,201
Cash paid for interest	$155,853	$156,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Quarter ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of June 30, 2024	$19,555	$324,419	$27,941	$8,281,037	$(117,389)	$(5,714,908)	$2,801,100
Net (loss) income	(260)	—	—	147,448	—	—	147,448
Other comprehensive income, net of tax	—	—	—	—	1,112	—	1,112
Total comprehensive income							148,560
Dividends declared: $0.125 per share	—	—	—	(20,461)	—	—	(20,461)
Company stock 401(k) match contributions	—	—	(5,906)	(7,273)	—	17,214	4,035
Stock-based awards activity	—	—	(5,034)	(6,200)	—	9,649	(1,585)
Employee stock-based compensation expenses	—	—	10,590	—	—	—	10,590
Repurchase of common stock	—	—	—	—	—	(70,580)	(70,580)
Adjustment of redeemable noncontrolling interest to redemption value	641	—	—	(641)	—	—	(641)
Other activity	—	—	350	—	—	—	350
Balance as of Sept. 30, 2024	$19,936	$324,419	$27,941	$8,393,910	$(116,277)	$(5,758,625)	$2,871,368

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of June 30, 2023	$18,106	$324,419	$27,941	$7,989,312	$(123,467)	$(5,314,047)	$2,904,158
Net income	71	—	—	96,183	—	—	96,183
Other comprehensive income, net of tax	—	—	—	—	1,032	—	1,032
Total comprehensive income							97,215
Dividends declared: $0.11375 per share	—	—	—	(22,589)	—	—	(22,589)
Company stock 401(k) match contributions	—	—	(11,695)	—	—	15,619	3,924
Stock-based awards activity	—	—	(1,707)	—	—	1,701	(6)
Employee stock-based compensation expenses	—	—	6,558	—	—	—	6,558
Repurchase of common stock	—	—	51,093	—	—	(79,797)	(28,704)
Adjustment of redeemable noncontrolling interest to redemption value	282	—	—	(282)	—	—	(282)
Other activity	—	—	266	—	—	—	266
Balance as of Sept. 30, 2023	$18,459	$324,419	$72,456	$8,062,624	$(122,435)	$(5,376,524)	$2,960,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Nine Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2023	$18,812	$324,419	$27,941	$8,091,245	$(119,610)	$(5,619,123)	$2,704,872
Net (loss) income	(673)	—	—	419,152	—	—	419,152
Other comprehensive income, net of tax	—	—	—	—	3,333	—	3,333
Total comprehensive income							422,485
Dividends declared: $0.36375 per share	—	—	—	(61,375)	—	—	(61,375)
Company stock 401(k) match contributions	—	—	(25,610)	(22,438)	—	62,299	14,251
Stock-based awards activity	—	—	(64,162)	(30,877)	—	83,419	(11,620)
Employee stock-based compensation expenses	—	—	30,660	—	—	—	30,660
Repurchase of common stock			58,029	—	—	(285,220)	(227,191)
Adjustment of redeemable noncontrolling interest to redemption value	1,797	—	—	(1,797)	—	—	(1,797)
Other activity	—	—	1,083	—	—	—	1,083
Balance as of Sept. 30, 2024	$19,936	$324,419	$27,941	$8,393,910	$(116,277)	$(5,758,625)	$2,871,368

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722
Net (loss) income	(240)	—	—	400,591	—	—	400,591
Other comprehensive income, net of tax	—	—	—	—	3,098	—	3,098
Total comprehensive income							403,689
Dividends declared: $0.30375 per share	—	—	—	(63,078)	—	—	(63,078)
Company stock 401(k) match contributions	—	—	(13,231)	(27,188)	—	54,569	14,150
Stock-based awards activity	—	—	(5,316)	(88,695)	—	80,608	(13,403)
Employee stock-based compensation expenses	—	—	15,403	—	—	—	15,403
Repurchase of common stock			46,873	(55,780)	—	(458,541)	(467,448)
Adjusted redeemable noncontrolling interest to redemption value	1,281	—	—	(1,281)	—	—	(1,281)
Other activity	—	—	786	—	—	—	786
Balance as of Sept. 30, 2023	$18,459	$324,419	$72,456	$8,062,624	$(122,435)	$(5,376,524)	$2,960,540

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

We operate one operating and reportable segment, which primarily consists of our 64 television stations and two radio stations operating in 51 markets, providing high-quality television and radio programming and digital content. Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

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

In November 2024, the FASB issued new guidance related to expense disaggregation disclosures. This guidance requires additional disclosure of certain amounts included in the expense captions presented in the Statement of Income as well as disclosures about selling expenses. The new guidance is effective for us beginning in 2027 on an annual basis and the first quarter of 2028 on a quarterly basis, and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of September 30, 2024, our allowance for doubtful accounts was $3.5 million as compared to $2.8 million as of December 31, 2023.

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

Revenue earned by these sources in the third quarter and first nine months of 2024 and 2023 are shown below (amounts in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2024	2023	2024	2023

Subscription	$356,205	$377,891	$1,098,554	$1,188,297
Advertising & Marketing Services	312,963	312,413	912,632	937,984
Political	126,318	11,643	185,789	22,925
Other	11,341	11,296	34,467	35,870
Total revenues	$806,827	$713,243	$2,231,442	$2,185,076

NOTE 2 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	Sept. 30, 2024		Dec. 31, 2023
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,015,973	$-	$2,981,587	$-

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,731		2,124,731
Amortizable intangible assets:
Retransmission agreements	101,423	(97,426)	113,621	(95,619)
Network affiliation agreements	266,017	(117,362)	309,502	(144,834)
Other	104,198	(58,999)	71,067	(49,496)
Total indefinite-lived and amortizable intangible assets	$2,596,369	$(273,787)	$2,618,921	$(289,949)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives. In the first nine months of 2024, gross intangible assets and associated accumulated amortization decreased by $57.0 million, due to certain intangible assets reaching the end of their useful lives.

On January 31, 2024, Premion, LLC acquired substantially all the assets of Octillion Media, a next-generation, demand-side platform focused on Local Connected TV (CTV)/Over-the-Top (OTT) advertising. The acquisition expands Premion’s capabilities in the growing CTV marketplace by combining Octillion’s technology with Premion’s local CTV/OTT advertising solution.

The base purchase price of the acquisition was $56.0 million plus an adjustment for working capital and a maximum earnout of $14.0 million that the sellers will be entitled to receive if the Octillion Media business achieves certain technological and financial milestones during a defined period following the closing. In the third quarter of 2024, the Octillion Media business achieved the performance milestones contemplated by the first earnout, and as a result we paid $4.7 million of additional consideration to the sellers during the quarter. During the nine months ended September 30, 2024, $57.5 million of the purchase price had been paid.

The acquisition was funded with available cash on hand.

We are accounting for the acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized. Based on preliminary valuations we have recorded $34.4 million of intangible assets related to acquired technology and customer relationships. We also recorded an additional $34.4 million as goodwill, which represents the future economic benefits expected to arise from the acquisition that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate. The goodwill and intangible assets are deductible for tax purposes.

The amounts recorded for acquired assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	Sept. 30, 2024	Dec. 31, 2023

Cash value life insurance	$52,545	$50,865
Equity method investments	16,509	16,195
Other equity investments	29,675	19,526
Deferred financing costs	6,517	—
Prepaid assets	7,111	9,878
Other long-term assets	22,685	17,057
Total	$135,042	$113,521

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

Prepaid assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.

NOTE 4 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Sept. 30, 2024	Dec. 31, 2023

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	3,090,000	3,090,000
Financing costs	(18,567)	(22,226)
Unamortized premiums and discounts, net	4,071	5,027
Total long-term debt	$3,075,504	$3,072,801

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

As of September 30, 2024, cash and cash equivalents totaled $536.3 million and we had $12.1 million of letters of credit outstanding and unused borrowing capacity of $737.9 million under our $750 million revolving credit facility, which expires in January 2029. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The total net pension obligations, including both current and non-current liabilities, as of September 30, 2024, were $70.3 million, of which $5.9 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheets.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified TEGNA Supplemental Retirement Plan (SERP), are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2024	2023	2024	2023

Interest cost on benefit obligation	$5,686	$6,133	$17,058	$18,399
Expected return on plan assets	(5,517)	(5,235)	(16,550)	(15,705)
Amortization of prior service cost (credit)	23	(116)	68	(348)
Amortization of actuarial loss	1,475	1,504	4,425	4,513
Expense for company-sponsored retirement plans	$1,667	$2,286	$5,001	$6,859

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the nine months ended September 30, 2024 and 2023 we made cash contributions to the TRP of $3.7 million and $0.0 million, respectively. We made benefit payments to participants of the SERP of $2.8 million during each of the nine month periods ended September 30, 2024 and 2023. We expect to make additional cash payments of $0.9 million to our SERP participants during the remainder of 2024.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency	Total
Quarter ended:
Balance as of June 30, 2024	$(117,921)	$532	$(117,389)
Amounts reclassified from AOCL	1,112	—	1,112
Total other comprehensive income	1,112	—	1,112
Balance as of Sept. 30, 2024	$(116,809)	$532	$(116,277)

Balance as of June 30, 2023	$(123,999)	$532	$(123,467)
Amounts reclassified from AOCL	1,032	—	1,032
Total other comprehensive income	1,032	—	1,032
Balance as of Sept. 30, 2023	$(122,967)	$532	$(122,435)

Nine Months Ended:
Balance as of Dec. 31, 2023	$(120,142)	$532	$(119,610)
Amounts reclassified from AOCL	3,333	—	3,333
Total other comprehensive income	3,333	—	3,333
Balance as of Sept. 30, 2024	$(116,809)	$532	$(116,277)

Balance as of Dec. 31, 2022	$(126,065)	$532	$(125,533)
Amounts reclassified from AOCL	3,098	—	3,098
Total other comprehensive income	3,098	—	3,098
Balance as of Sept. 30, 2023	$(122,967)	$532	$(122,435)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post-retirement reclassifications are related to the amortization of prior service costs and actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2024	2023	2024	2023

Amortization of prior service cost (credit), net	$23	$(116)	$68	$(348)
Amortization of actuarial loss	1,475	1,504	4,425	4,513
Total reclassifications, before tax	1,498	1,388	4,493	4,165
Income tax effect	(386)	(356)	(1,160)	(1,067)
Total reclassifications, net of tax	$1,112	$1,032	$3,333	$3,098

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2024	2023	2024	2023

Net income	$147,188	$96,254	$418,479	$400,351
Net loss (income) attributable to the noncontrolling interest	260	(71)	673	240
Adjustment of redeemable noncontrolling interest to redemption value	(641)	(282)	(1,797)	(1,281)
Earnings available to common shareholders	$146,807	$95,901	$417,355	$399,310

Weighted average number of common shares outstanding - basic	165,188	200,779	170,820	214,297
Effect of dilutive securities:
Restricted stock units	447	261	378	170
Performance share awards	113	178	136	124
Weighted average number of common shares outstanding - diluted	165,748	201,218	171,334	214,591

Net income per share - basic	$0.89	$0.48	$2.44	$1.86
Net income per share - diluted	$0.89	$0.48	$2.44	$1.86

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share awards. The diluted earnings per share amounts exclude the effects of approximately 160 thousand and 360 thousand stock awards for the three and nine months ended September 30, 2024, respectively, as their inclusion would be accretive to earnings per share.

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

We also hold other financial instruments including cash and cash equivalents, receivables, accounts payable, contingent consideration and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.01 billion on September 30, 2024 and $2.93 billion on December 31, 2023.

As described in Note 2, in connection with the Octillion acquisition, the sellers may be entitled to earn additional consideration in the form of earnouts depending on the achievement of certain technological and financial milestones. The maximum value of these earnouts is $14.0 million and we currently estimate their fair value to be $12.8 million. In the third quarter of 2024, the Octillion Media business achieved the performance milestones contemplated by the first earnout and as a result we paid the sellers $4.7 million of additional consideration. The estimated fair value is based on unobservable inputs and is therefore a Level 3 fair value. The Company’s valuation was based on an income approach, which utilized Monte Carlo simulations that included expected payoff estimates calculated based on various discounted cash flow valuations.

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

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock, which was in addition to the second ASR program. This new share repurchase program expires on December 31, 2025. In the third quarter of 2024, 4.8 million shares were repurchased under this program at an average share price of $14.51 for an aggregate cost of $70.1 million. In the first nine months of 2024, 15.7 million shares were repurchased under this program at an average share price of $14.36 for an aggregate cost of $226.0 million. Of the shares repurchased in 2024, $1.0 million had not yet been paid for as of the end of the third quarter.

During the first nine months of 2024, we returned $286.4 million of capital to shareholders with $225.0 million of share repurchases, representing 15.7 million shares, and paid $61.4 million in dividends.

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

Related Party Transactions

We have an equity investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. We also have commercial agreements with MadHive, under which MadHive supports our Premion business in acquiring over-the-top advertising inventory and delivering corresponding advertising impressions. In the third quarter and first nine months of 2024, we incurred expenses of $16.4 million and $53.7 million, respectively, as a result of the commercial agreement with MadHive. In the third quarter and first nine months of 2023, we incurred expenses of $22.7 million and $71.8 million, respectively, as a result of the commercial agreements with MadHive. As of September 30, 2024, and December 31, 2023, we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $5.5 million and $5.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We serve our local communities across the U.S. through trustworthy journalism, engaging content, and tools that help people navigate their daily lives. Through customized marketing solutions, we help businesses grow and thrive. With 64 television stations in 51 U.S. markets, we reach approximately 100 million people every month across the web, mobile apps, streaming, and linear television. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. We also own leading multicast networks True Crime Network and Quest.

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

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2024	2023	Change	2024	2023	Change

Revenues	$806,827	$713,243	13%	$2,231,442	$2,185,076	2%

Operating expenses:
Cost of revenues	437,855	438,260	0%	1,300,466	1,295,720	0%
Business units - Selling, general and administrative expenses	96,882	98,394	(2%)	294,080	294,734	0%
Corporate - General and administrative expenses	13,188	13,552	(3%)	40,671	52,158	(22%)
Depreciation	15,543	15,083	3%	45,026	45,119	0%
Amortization of intangible assets	13,467	13,297	1%	40,790	40,175	2%
Asset impairment and other	—	—	***	1,097	3,359	(67%)
Merger termination fee	—	—	***	—	(136,000)	***
Total	$576,935	$578,586	0%	$1,722,130	$1,595,265	8%

Operating income	$229,892	$134,657	71%	$509,312	$589,811	(14%)

Non-operating (expense) income	(37,961)	(10,602)	***	36,378	(85,633)	***
Provision for income taxes	44,743	27,801	61%	127,211	103,827	23%
Net income	147,188	96,254	53%	418,479	400,351	5%
Net loss (income) attributable to redeemable noncontrolling interest	260	(71)	***	673	240	***
Net income attributable to TEGNA Inc.	$147,448	$96,183	53%	$419,152	$400,591	5%

Net Income per share - basic	$0.89	$0.48	85%	$2.44	$1.86	31%
Net Income per share - diluted	$0.89	$0.48	85%	$2.44	$1.86	31%

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

Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter advertising revenues are stronger than those we report for the first and third quarters. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local, state and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue in the even year of a two-year election cycle, particularly in the fourth quarter of those years.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2024	2023	Change	2024	2023	Change

Subscription	$356,205	$377,891	(6%)	$1,098,554	$1,188,297	(8%)
Advertising & Marketing Services	312,963	312,413	0%	912,632	937,984	(3%)
Political	126,318	11,643	***	185,789	22,925	***
Other	11,341	11,296	0%	34,467	35,870	(4%)
Total revenues	$806,827	$713,243	13%	$2,231,442	$2,185,076	2%

*** Not meaningful

Total revenues increased $93.6 million in the third quarter of 2024 and $46.4 million in the first nine months of 2024 compared to the same periods in 2023. The net increases were primarily driven by an increase in political revenue ($114.7 million third quarter, $162.9 million first nine months) reflecting increased spending on the upcoming elections. Partially offsetting these increases was a decrease in subscription revenue ($21.7 million third quarter, $89.7 million first nine months) primarily due to declines in subscribers and for the nine-month period only, a temporary disruption of service with a distribution partner which was successfully resolved on January 13, 2024. These declines were partially offset by contractual rate increases under our retransmission agreements. For the third quarter, AMS revenue was up slightly driven by increased advertising related to the Summer Olympic Games partially offset by political crowd out. The underlying advertising trend improved due to demand from local accounts that outweighed continued softness from national accounts. For the nine month period only, AMS revenue was down $25.4 million due to continued softness in the national advertising market.

Cost of revenues

Cost of revenues decreased $0.4 million in the third quarter of 2024 and increased $4.7 million in the first nine months of 2024 compared to the same periods in 2023. The third quarter decrease was primarily due to a $9.0 million decline in programming costs, partially offset by increases in payroll-related costs of $3.7 million, employee stock-based compensation of $1.2 million, and employee retention costs of $0.6 million. The increase for the first nine months was primarily due to increase in payroll-related costs of $11.9 million, employee stock-based compensation of $3.8 million, employee retention costs of $2.9 million, and workforce restructuring costs of $0.9 million. These increases were partially offset by a $15.0 million decline in programming costs.

Business units - Selling, general and administrative expenses

Business unit selling, general and administrative expenses decreased $1.5 million in the third quarter of 2024 and $0.7 million in the first nine months of 2024 compared to the same periods in 2023. The decreases were primarily due to declines in professional service costs partially offset by increases from payroll-related costs, employee retention costs, employee stock-based compensation, and workforce restructuring costs.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance.

Corporate general and administrative expenses decreased $0.4 million in the third quarter of 2024 and $11.5 million in the first nine months of 2024 compared to the same periods in 2023. The decrease for the first nine months was primarily due to declines in merger and acquisition (M&A)-related costs of $17.6 million, partially offset by increases in employee retention costs of $4.2 million and workforce restructuring costs of $1.8 million.

Depreciation

Depreciation expense increased by $0.5 million in the third quarter of 2024 and decreased $0.1 million in the first nine months of 2024 compared to the same periods in 2023.

Amortization of intangible assets

Intangible asset amortization expense increased $0.2 million in the third quarter of 2024 and $0.6 million in the nine months of 2024 compared to the same periods in 2023. The increases were primarily due to the amortization of intangible assets acquired in the Octillion Media acquisition, partially offset by a decrease in amortization due to certain intangible assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

Asset impairment and other expenses were $1.1 million in the first nine months of 2024 compared to $3.4 million in the first nine months of 2023. The 2024 activity was due to a contract termination fee. The 2023 activity was due to an impairment charge recognized on programming assets in the second quarter of 2023.

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

Operating income

Operating income increased $95.2 million in the third quarter of 2024 and decreased $80.5 million in the first nine months of 2024 compared to the same periods in 2023. The third quarter increase was primarily driven by an increase in political revenue of $114.7 million. The decrease in the first nine months of 2024 was primarily driven by the absence of the $136.0 million Merger termination fee, a decrease in subscription revenue of $89.7 million and a decline in AMS revenue of $25.4 million, partially offset by an increase in political revenue of $162.9 million. Non-GAAP operating income increased $103.0 million in the third quarter of 2024 and $53.7 million in the first nine months of 2024 due to the increases in political revenues, partially offset by declines in subscription revenues discussed above. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Results from Operations- Non-GAAP Information” section.

Non-operating (expense) income

Non-operating expense increased $27.4 million in the third quarter of 2024 compared to the same period in 2023. The increase in expense was primarily due to the absence in 2024 of a $25.8 million gain recognized on the sale of a portion of our MadHive investment in the third quarter of 2023.

In the first nine months of 2024, non-operating income increased $122.0 million compared to the same period in 2023. The increase was primarily due to a $152.9 million gain recognized on the sale of our investment in Broadcast Music, Inc. in the first quarter of 2024. Partially offsetting this increase was the absence of the $25.8 million gain on the partial sale of our MadHive investment in 2023.

Provision for income taxes

Income tax expense increased $16.9 million in the third quarter of 2024 compared to the same period in 2023. Income tax expense increased $23.4 million in the first nine months of 2024 compared to the same period in 2023. The increases were primarily due to increases in net income before tax and higher effective income tax rates. Our effective income tax rate was 23.3% for the third quarter of 2024, compared to 22.4% for the third quarter of 2023. The tax rate for the third quarter of 2024 is higher than the comparable rate in 2023 primarily due to tax benefits recorded in 2023 associated with the release of a valuation allowance on a deferred tax asset related to an equity method investment. The tax rate for the third quarter of 2024 benefited from the purchase of federal clean energy tax credits. Our effective income tax rate was 23.3% for the first nine months of 2024, compared to 20.6% for the same period in 2023. The tax rate for the first nine months of 2024 is higher than the comparable rate in 2023 primarily due to the 2023 tax rate being favorably impacted by the deduction of previously capitalized transaction costs resulting from the termination of the Merger Agreement and a portion of the Merger termination fee being treated as non-taxable. The tax rate for the first nine months of 2024 benefited from the purchase of federal clean energy tax credits and discrete tax benefits as a result of a favorable settlement of an IRS audit related to the 2016 and 2017 tax years.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $147.4 million, or $0.89 per diluted share, in the third quarter of 2024 compared to $96.2 million, or $0.48 per diluted share, during the same period in 2023. On a non-GAAP basis, net income attributable to TEGNA Inc. was $156.9 million, or $0.94 per diluted share, in the third quarter of 2024 compared to $78.0 million, or $0.39 per diluted share, during the same period in 2023. For the first nine months of 2024, net income attributable to TEGNA Inc. was $419.2 million, or $2.44 per diluted share, compared to $400.6 million, or $1.86 per diluted share, during the same period of 2023. On a non-GAAP basis, net income attributable to TEGNA Inc. was $323.2 million, or $1.88 per diluted share, in the first nine months of 2024 compared to $282.2 million, or $1.31 per diluted share, during the same period in 2023. Both income and earnings per share, on a GAAP and non-GAAP basis, were affected by the factors discussed above. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Results from Operations- Non-GAAP Information” section.

The weighted average number of diluted common shares outstanding during the third quarter of 2024 and 2023 were 165.7 million and 201.2 million, respectively. The weighted average number of diluted shares outstanding in the first nine months of 2024 and 2023 was 171.3 million and 214.6 million, respectively. The decline in the number of diluted common shares outstanding was primarily due to share repurchases of 39.5 million under our ASR programs which began in the second quarter of 2023, the receipt of 8.6 million shares to satisfy the Merger termination fee which occurred in the second quarter of 2023 and share repurchases of 17.5 million shares from the third quarter of 2023 through the third quarter of 2024 under our authorized repurchase programs.

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

Management and the Company’s Board of Directors (the “Board”) regularly use Corporate – General and administrative expenses, Operating expenses, Operating income, Income before income taxes, Provision for income taxes, Net income attributable to TEGNA Inc., and Diluted earnings per share, each presented on a non-GAAP basis, for purposes of evaluating company performance. Management and the Board also use Adjusted EBITDA to evaluate Company performance. The Leadership Development and Compensation Committee of our Board uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS to evaluate and compensate senior management. The Company, therefore, believes that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. The Company also believes these non-GAAP measures are frequently used by investors, securities analysts and other interested parties in their evaluation of our business and other companies in the broadcast industry.

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

The Company also discusses Adjusted EBITDA (with and without stock-based compensation expense), a non-GAAP financial performance measure that it believes offers a useful view of the overall operation of its businesses. The Company defines Adjusted EBITDA as net income attributable to TEGNA before (1) net loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) interest income, (5) other non-operating items, net, (6) M&A-related costs, (7) asset impairment and other, (8) workforce restructuring costs, (9) employee retention costs, (10) the Merger termination fee, (11) depreciation and (12) amortization of intangible assets. The Company believes these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

Discussion of Special Charges and Credits Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, are not normal and can vary significantly from period to period:

Quarter and nine months ended September 30, 2024:

•
Retention costs, including stock-based compensation (SBC) and cash payments to certain employees to ensure their continued service to the Company;
•
Workforce restructuring expenses;
•
M&A-related costs;
•
Asset impairment and other consisting of a contract termination fee; and
•
Other non-operating item consisting of a gain recognized on the sale of our investment in Broadcast Music Inc. (BMI).

Quarter and nine months ended September 30, 2023:

•
M&A-related costs;
•
Retention costs, including SBC and cash payments to certain employees to ensure their continued service to the Company;
•
Merger termination fee;
•
Asset impairment and other consisting of programming asset impairments;
•
Other non-operating item consisting of a gain recognized on the partial sale of one of our equity investments; and
•
Tax benefits associated with previously disallowed transaction costs and the release of a valuation allowance on a deferred tax asset related to an equity method investment.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended Sept. 30, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	Workforce restructuring	Non-GAAP measure

Corporate - General and administrative expenses	$13,188	$(1,771)	$(1,181)	$(1,231)	$9,005
Operating expenses	576,935	(4,044)	(2,390)	(4,167)	566,334
Operating income	229,892	4,044	2,390	4,167	240,493
Income before income taxes	191,931	4,044	2,390	4,167	202,532
Provision for income taxes	44,743	242	430	518	45,933
Net income attributable to TEGNA Inc.	147,448	3,802	1,960	3,649	156,859
Earnings per share - diluted	$0.89	$0.02	$0.01	$0.02	$0.94

		Special Items
Quarter ended Sept. 30, 2023	GAAP measure	Retention costs - SBC	Retention costs - Cash	Other non-operating item	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$13,552	$(440)	$(553)	$—	$—	$12,559
Operating expenses	578,586	(1,692)	(1,192)	—	—	575,702
Operating income	134,657	1,692	1,192	—	—	137,541
Income before income taxes	124,055	1,692	1,192	(25,809)	—	101,130
Provision for income taxes	27,801	237	152	(6,604)	1,516	23,102
Net income attributable to TEGNA Inc.	96,183	1,455	1,040	(19,205)	(1,516)	77,957
Earnings per share - diluted	$0.48	$0.01	$0.01	$(0.10)	$(0.01)	$0.39

		Special Items
Nine months ended Sept. 30, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	M&A-related costs	Workforce restructuring	Asset impairment and other	Other non-operating item	Non-GAAP measure

Corporate - General and administrative expenses	$40,671	$(3,094)	$(2,056)	$(2,290)	$(1,834)	$—	$—	$31,397
Operating expenses	1,722,130	(9,135)	(3,963)	(2,290)	(7,804)	(1,097)	—	1,697,841
Operating income	509,312	9,135	3,963	2,290	7,804	1,097	—	533,601
Income before income taxes	545,690	9,135	3,963	2,290	7,804	1,097	(152,867)	417,112
Provision for income taxes	127,211	1,035	678	593	1,408	284	(36,621)	94,588
Net income attributable to TEGNA Inc.	419,152	8,100	3,285	1,697	6,396	813	(116,246)	323,197
Earnings per share - diluted (a)	$2.44	$0.05	$0.02	$0.01	$0.04	$0.01	$(0.68)	$1.88

(a) Per share amounts do not sum due to rounding.

		Special Items
Nine months ended Sept. 30, 2023	GAAP measure	M&A-related costs	Retention costs - SBC	Retention costs - Cash	Merger termination fee	Asset impairment and other	Other non-operating item	Special tax item	Non-GAAP measure

Corporate - General and administrative expenses	$52,158	$(19,848)	$(440)	$(553)	$—	$—	$—	$—	$31,317
Operating expenses	1,595,265	(19,848)	(1,692)	(1,192)	136,000	(3,359)	—	—	1,705,174
Operating income	589,811	19,848	1,692	1,192	(136,000)	3,359	—	—	479,902
Income before income taxes	504,178	19,848	1,692	1,192	(136,000)	3,359	(25,809)	—	368,460
Provision for income taxes	103,827	4,552	237	152	(24,504)	860	(6,604)	7,959	86,479
Net income attributable to TEGNA Inc.	400,591	15,296	1,455	1,040	(111,496)	2,499	(19,205)	(7,959)	282,221
Earnings per share - diluted (a)	$1.86	$0.07	$0.01	$—	$(0.52)	$0.01	$(0.09)	$(0.04)	$1.31

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2024	2023	Change	2024	2023	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$147,448	$96,183	53%	$419,152	$400,591	5%
(Less) Plus: Net (loss) income attributable to redeemable noncontrolling interest	(260)	71	***	(673)	(240)	***
Plus: Provision for income taxes	44,743	27,801	61%	127,211	103,827	23%
Plus: Interest expense	42,288	43,418	(3%)	126,404	129,121	(2%)
Less: Interest income	(7,023)	(7,389)	(5%)	(18,469)	(23,498)	(21%)
Plus (Less): Other non-operating items, net	2,696	(25,427)	***	(144,313)	(19,990)	***
Operating income (GAAP basis)	229,892	134,657	71%	509,312	589,811	(14%)
Plus: M&A-related costs	—	—	***	2,290	19,848	(88%)
Plus: Asset impairment and other	—	—	***	1,097	3,359	(67%)
Plus: Workforce restructuring	4,167	—	***	7,804	—	***
Plus: Retention costs - Employee stock-based compensation expenses	4,044	1,692	***	9,135	1,692	***
Plus: Retention costs - Cash	2,390	1,192	***	3,963	1,192	***
Less: Merger termination fee	—	—	***	—	(136,000)	***
Adjusted operating income (non-GAAP basis)	240,493	137,541	75%	533,601	479,902	11%
Plus: Depreciation	15,543	15,083	3%	45,026	45,119	0%
Plus: Amortization of intangible assets	13,467	13,297	1%	40,790	40,175	2%
Adjusted EBITDA	$269,503	$165,921	62%	$619,417	$565,196	10%
Stock-based compensation expenses:
Employee awards	6,546	4,866	35%	21,526	13,711	57%
Company stock 401(k) match contributions	4,035	3,924	3%	14,251	14,150	1%
Adjusted EBITDA before stock-based compensation costs	$280,084	$174,711	60%	$655,194	$593,057	10%

*** Not meaningful

In the third quarter of 2024 Adjusted EBITDA margin was 33% with stock-based compensation expense or 35% without those expenses. For the nine months ended September 30, 2024, Adjusted EBITDA margin was 28% with stock-based compensation expense or 29% without those expenses. Our total Adjusted EBITDA increased $103.6 million, or 62%, in the third quarter of 2024 and $54.2 million, or 10% in the first nine months of 2024, compared to 2023. These increases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the increase in political revenue, partially offset by a decrease in subscription revenue.

Liquidity, Capital Resources and Cash Flows

Our operations have historically generated positive cash flow that, along with availability under our existing revolving credit facility and cash and cash equivalents on hand, has been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $61.4 million and $63.1 million in the nine months ended September 30, 2024 and 2023, respectively. On May 8, 2024 we announced that our Board of Directors further increased the quarterly dividend by 10%, from 11.375 to 12.5 cents per share. This increase builds on a 20 percent increase to TEGNA’s dividend in 2023. The most recent increase to the dividend took effect beginning with the July 1, 2024 dividend payment.

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

In December 2023, our Board of Directors authorized a share repurchase program for up to $650.0 million of our common stock, which was in addition to the second ASR program. This share repurchase program expires on December 31, 2025. In the first nine months of 2024, 15.7 million shares were repurchased under this program at an average share price of $14.36 for an aggregate cost of $226.0 million, of which $1.0 million had not yet been paid as of the end of the third quarter.

Our comprehensive capital allocation framework supports shareholder value creation through a predictable and sustained distribution of free cash flow to shareholders. During the first nine months of 2024, we returned approximately 65% of Adjusted free cash flow to shareholders through share repurchases and dividends. We continue to expect to return 40-60 percent of our Adjusted free cash flow generated over 2024-2025 to shareholders. Remaining Adjusted free cash flow is expected to be used for organic investments and/or bolt-on acquisitions and to prepare for future debt retirement. We will continue to analyze all uses of capital, including regular evaluation of the dividend, with a goal of maximizing long-term shareholder value creation.

Consistent with this framework, we are on track to return approximately $350 million of capital to shareholders in 2024 through dividends and share repurchases from time to time on the open market at prevailing prices or in negotiated transactions.

During the first nine months of 2024, we returned $286.4 million of capital to shareholders with $225.0 million of share repurchases, representing 15.7 million shares, and paid $61.4 million in dividends.

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

As of September 30, 2024, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving Credit Agreement, was 2.79x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the Credit Agreement) for the trailing eight quarters. We expect to remain compliant with all covenants for the foreseeable future. As of September 30, 2024, our total debt was $3.08 billion, cash and cash equivalents totaled $536.3 million, and we had unused borrowing capacity of $737.9 million under our revolving credit facility after reducing for outstanding letters of credit. Our debt consists of unsecured notes which have fixed interest rates.

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

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2024	2023

Cash and cash equivalents at beginning of the period	$361,036	$551,681

Operating activities:
Net income	418,479	400,351
Gain on investment sales	(153,626)	(25,809)
Merger termination fee	—	(136,000)
Depreciation, amortization and other non-cash adjustments	131,491	115,623
Pension expense, net of employer contributions	(1,530)	3,982
Decrease in trade receivables	16,931	50,207
(Decrease) increase in accounts payable	(22,987)	9,690
Increase (decrease) in interest and taxes payable	13,766	(29,601)
All other operating activities	32,692	20,396
Net cash flow from operating activities	435,216	408,839

Investing activities:
Purchase of property and equipment	(36,297)	(29,301)
Payments for acquisitions of businesses and assets, net of cash acquired	(52,799)	(1,150)
Proceeds from investments	157,365	27,646
All other investing activities	(19,162)	(290)
Net cash flow provided by (used for) investing activities	49,107	(3,095)

Financing activities:
Repurchase of common stock	(224,996)	(327,914)
Dividends paid	(61,375)	(63,078)
Payments for tax withholding related to vested stock-based compensation awards	(11,620)	(13,403)
All other financing activities	(11,115)	—
Net cash flow used for financing activities	(309,106)	(404,395)
Net change in cash and cash equivalents	175,217	1,349
Cash and cash equivalents at end of the period	$536,253	$553,030

Operating activities - Cash flow from operating activities was $435.2 million for the nine months ended September 30, 2024, compared to $408.8 million for the same period in 2023. The increase in operating cash flow of $26.4 million was primarily due to an increase in net income of $18.1 million mainly due to an increase in political revenue. Also driving the increase was a decrease in cash paid for income taxes of $25.8 million, driven in part by the utilization of purchased clean energy tax credits to reduce estimated income tax payments in the first nine months of 2024. Payment for these tax credits will be made primarily in the fourth quarter of 2024. The increase was partially offset by a $32.7 million change in accounts payable driven by the timing of payments.

Investing activities - Cash flow from investing activities was a net cash inflow of $49.1 million for the nine months ended September 30, 2024, compared to a net cash outflow of $3.1 million for the same period in 2023. The increase in net cash flows of $52.2 million from investing activities was primarily driven by a $129.7 million increase in proceeds from investments, primarily driven by $152.9 million of proceeds from the sale of our investment in BMI in the first quarter of 2024. Proceeds in 2023 were primarily related to $26.4 million of cash received from the sale of a portion of our investment in MadHive. This increase was partially offset by cash outflows of $52.8 million for the acquisition of Octillion Media in 2024 and a $19.0 million increase in 2024 in payments made for debt and equity investments.

Financing activities - Cash flow used for financing activities was $309.1 million for the nine months ended September 30, 2024, compared to $404.4 million for the same period in 2023. The decrease was primarily due to our repurchase of common stock, which included a $300.0 million ASR program payment in the second quarter of 2023 that did not recur in 2024. In the first nine months of 2024 we repurchased $225.0 million of common stock on the open market under our authorized share repurchase program, as compared to repurchases of $27.9 million in the first nine months of 2023.

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

As of September 30, 2024, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $737.9 million under our $750 million revolving credit facility, which expires in January 2029. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2024, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents stock repurchases by the Company during the three months ended September 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2024 - July 31, 2024	1,546	$15.05	1,546	470,885
August 1, 2024 - August 31, 2024	1,797	14.03	1,797	445,668
September 1, 2024 - September 30, 2024	1,491	$14.53	1,491	424,003
Total Third Quarter 2024	4,834		4,834

In December 2023, our Board of Directors authorized the renewal of our share repurchase program for up to $650 million of our common stock over two years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. Since the inception of this program, we have repurchased 15.7 million shares under this program, including the 4.8 million shares shown in the above table, at an aggregate price of $226.0 million. As of the end of the third quarter of 2024, $424.0 million of common stock may still be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3-1	Fifth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on April 25, 2024).

3-2	By-laws, as amended through April 24, 2024 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K/A filed on October 21, 2024).

10-1	Letter Agreement, dated as of September 18, 2024, by and between TEGNA Inc. and Lynn Beall.* (incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on September 19, 2024.)

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2024	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)