Form 10-Q
period 2025-03-31
TEGNA INC
filed 2025-05-08
CIK 39899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 30, 2025 was 160,724,409.

INDEX TO TEGNA INC.

March 31, 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars (Unaudited)

	Mar. 31, 2025	Dec. 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$716,647	$693,214
Accounts receivable, net of allowances of $3,531 and $2,831, respectively	594,829	604,300
Other receivables	6,911	11,752
Syndicated programming rights	19,525	28,097
Prepaid expenses and other current assets	28,994	23,049
Total current assets	1,366,906	1,360,412
Property and equipment
Cost	1,097,949	1,093,900
Less accumulated depreciation	(664,183)	(649,581)
Net property and equipment	433,766	444,319
Intangible and other assets
Goodwill	3,015,944	3,015,944
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $194,028 and $185,175, respectively	2,300,919	2,309,772
Right-of-use assets for operating leases	51,992	63,535
Investments and other assets	132,230	132,537
Total intangible and other assets	5,501,085	5,521,788
Total assets	$7,301,757	$7,326,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts (Unaudited)

	Mar. 31, 2025	Dec. 31, 2024
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$88,827	$87,338
Accrued liabilities
Compensation	56,209	64,343
Interest	12,042	44,719
Contracts payable for programming rights	151,733	143,095
Other	94,987	75,454
Income taxes payable	21,266	51,331
Current portion of long-term debt	548,454	—
Total current liabilities	973,518	466,280

Noncurrent liabilities
Net deferred income tax liabilities	580,556	579,213
Long-term debt	2,528,920	3,076,451
Pension liabilities	62,236	65,956
Operating lease liabilities	47,516	63,421
Other noncurrent liabilities	49,433	50,167
Total noncurrent liabilities	3,268,661	3,835,208
Total liabilities	$4,242,179	$4,301,488

Commitments and contingent liabilities (see Note 10)

Redeemable noncontrolling interest (see Note 1)	$20,708	$20,317

Shareholders̛ equity
Common stock of $1 per value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	8,531,880	8,549,717
Accumulated other comprehensive loss	(105,621)	(106,644)
Less treasury stock at cost, 163,703,324 shares and 164,520,591 shares, respectively	(5,739,749)	(5,790,719)
Total equity	3,038,870	3,004,714
Total liabilities, redeemable noncontrolling interest and equity	$7,301,757	$7,326,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Mar. 31,
	2025	2024

Revenues	$680,049	$714,252

Operating expenses:
Cost of revenues[1]	440,991	430,567
Business units - Selling, general and administrative expenses	95,547	102,260
Corporate - General and administrative expenses	10,156	14,798
Depreciation	15,479	14,310
Amortization of intangible assets	8,853	13,660
Asset impairment and other	—	1,097
Total	571,026	576,692
Operating income	109,023	137,560

Non-operating (expense) income:
Interest expense	(41,811)	(42,368)
Interest income	8,073	5,573
Other non-operating items, net	(1,817)	149,758
Total	(35,555)	112,963

Income before income taxes	73,468	250,523
Provision for income taxes	15,161	61,261
Net income	58,307	189,262
Net loss attributable to redeemable noncontrolling interest	364	298
Net income attributable to TEGNA Inc.	$58,671	$189,560

Earnings per share:
Basic	$0.36	$1.06
Diluted	$0.36	$1.06

Weighted average number of common shares outstanding:
Basic shares	160,849	177,823
Diluted shares	161,917	178,437

1 Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2025	2024

Net Income	$58,307	$189,262
Recognition of previously deferred post-retirement benefit plan costs	1,375	1,500
Income tax effect related to components of other comprehensive income	(352)	(389)
Other comprehensive income, net of tax	1,023	1,111
Comprehensive income	59,330	190,373
Comprehensive loss attributable to redeemable noncontrolling interest	364	298
Comprehensive income attributable to TEGNA Inc.	$59,694	$190,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited, in thousands of dollars

	Three months ended Mar. 31,
	2025	2024
Cash flows from operating activities:
Net income	$58,307	$189,262
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	24,332	27,970
Employee stock-based compensation awards	7,096	11,132
Company stock 401(k) match contributions	4,669	5,429
Gain on investment sales	—	(152,867)
Pension expense, net of employer contributions	1,469	742
Change in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	8,770	22,153
Increase (decrease) in accounts payable	1,489	(34,950)
(Decrease) increase in interest and taxes payable	(61,098)	26,958
Increase (decrease) in deferred revenue	2,921	(533)
Changes in other assets and liabilities, net	11,674	5,084
Net cash flow from operating activities	59,629	100,380
Cash flows from investing activities:
Purchase of property and equipment	(4,946)	(4,911)
Payments for acquisitions of businesses and assets, net of cash acquired	—	(52,799)
Payments for investments	(2,435)	(8,985)
Proceeds from investments	992	152,867
Proceeds from sale of assets	21	52
Net cash flow (used for) provided by investing activities	(6,368)	86,224
Cash flows from financing activities:
Repurchase of common stock	—	(82,394)
Dividends paid	(20,089)	(19,898)
Payments for debt issuance costs	—	(6,448)
Payments for tax withholding related to vested stock-based compensation awards	(9,739)	(8,136)
Net cash flow used for financing activities	(29,828)	(116,876)
Increase in cash and cash equivalents	23,433	69,728
Balance of cash and cash equivalents at beginning of period	693,214	361,036
Balance of cash and cash equivalents at end of period	$716,647	$430,764

Supplemental cash flow information:
Cash paid for income taxes, net of refunds(1)	$43,704	$1,044
Cash paid for interest	$73,080	$74,240

(1) Includes $44,72 of payments for clean energy tax credits in 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Quarter ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2024	$20,317	$324,419	$27,941	$8,549,717	$(106,644)	$(5,790,719)	$3,004,714
Net (loss) income	(364)	—	—	58,671	—	—	58,671
Other comprehensive income, net of tax	—	—	—	—	1,023	—	1,023
Total comprehensive income							59,694
Dividends declared: $0.125 per share	—	—	—	(20,089)	—	—	(20,089)
Stock-based awards activity	—	—	(7,471)	(55,664)	—	53,396	(9,739)
Employee awards stock-based compensation	—	—	7,096	—	—	—	7,096
Adjustment of redeemable noncontrolling interest to redemption value	755	—	—	(755)	—	—	(755)
Other activity	—	—	375	—	—	(2,426)	(2,051)
Balance as of Mar. 31, 2025	$20,708	$324,419	$27,941	$8,531,880	$(105,621)	$(5,739,749)	$3,038,870

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec 31, 2023	$18,812	$324,419	$27,941	$8,091,245	$(119,610)	$(5,619,123)	$2,704,872
Net (loss) income	(298)	—	—	189,560	—	—	189,560
Other comprehensive income, net of tax	—	—	—	—	1,111	—	1,111
Total comprehensive income							190,671
Dividends declared: $0.11375 per share	—	—	—	(19,898)	—	—	(19,898)
Company stock 401(k) match contributions	—	—	(15,532)	(2,719)	—	23,680	5,429
Stock-based awards activity	—	—	(54,029)	(9,462)	—	55,354	(8,137)
Employee awards stock-based compensation	—	—	11,132	—	—	—	11,132
Repurchase of common stock	—	—	58,029	—	—	(143,949)	(85,920)
Adjustment of redeemable noncontrolling interest to redemption value	660	—	—	(660)	—	—	(660)
Other activity	—	—	400	—	—	—	400
Balance as of Mar. 31, 2024	$19,174	$324,419	$27,941	$8,248,066	$(118,499)	$(5,684,038)	$2,797,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of presentation and accounting policies

Basis of presentation: Our (or TEGNA’s) accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Segment presentation: We operate one operating and reportable segment, which primarily consists of our 64 television stations and two radio stations operating in 51 markets. Our reportable segment structure has been determined based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker (CODM), who is our Chief Executive Officer. The primary measures of profit or loss that our CODM utilizes to assess performance and allocate resources are Net income and Adjusted EBITDA. Within these measures, the significant expense measures that are regularly provided to our CODM are programming and employee compensation. The tables below provide reconciliations between revenue and the primary measures of profit or loss and include our significant expense measures (in thousands).

	Quarter ended Mar. 31,
	2025	2024
Revenue	$680,049	$714,252
Less:
Programming	264,166	249,758
Employee compensation (a)	171,984	183,291
Other segment items (b)	107,651	107,016
Adjusted EBITDA	$136,248	$174,187
(Less) Plus: All other segment items (c)	(77,941)	15,075
Net income	$58,307	$189,262

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

Accounting guidance recently adopted: In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance that changes required disclosures related to segment reporting. The guidance requires entities to disclose on a quarterly and annual basis the significant segment expense items that are regularly provided to the entity’s CODM. Entities are also required to disclose the title and position of their CODM. We adopted this new guidance on an annual basis in our 2024 Form 10-K and are adopting the quarterly requirements of this guidance beginning in this Form 10-Q.

New accounting guidance not yet adopted: In December 2023, the FASB issued new guidance that changes certain disclosure requirements related to income taxes. The guidance requires entities to disclose additional quantitative and qualitative information about the reconciliation between their statutory and effective tax rates. Specifically, the guidance requires disaggregation of the reconciling items using standardized categories. This guidance also requires additional disclosure of income taxes paid to now include disaggregation on a federal, state and foreign basis and to specifically include the amount of income taxes paid to individual jurisdictions when they represent five percent or more of total income tax payments. The new guidance is effective for us beginning in 2025 annual reporting and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

In November 2024, the FASB issued new guidance related to expense disaggregation disclosures. This guidance requires additional disclosure of certain amounts included in the expense captions presented in the Statement of Income as well as disclosures about selling expenses. The new guidance is effective for us beginning in 2027 on an annual basis and in the first quarter of 2028 on a quarterly basis, and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends that may impact our customers’ ability to pay, such as economic growth (or declines), unemployment, and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of March 31, 2025, our allowance for doubtful accounts was $3.5 million as compared to $2.8 million as of December 31, 2024.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for over-the-top (OTT) streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a commercial reselling agreement with the affiliate. Gray’s investment allows it to sell its interest to Premion if there is a change in control of TEGNA or if the commercial agreement terminates. Since redemption of the minority ownership interest is outside our control, Gray’s equity interest is presented outside of the Equity section on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interest.” When the redemption or carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) is less than the recorded redemption value, we adjust the redeemable noncontrolling interest to equal the redemption value with changes recognized as an adjustment to retained earnings. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date. On April 1, 2025, Gray exercised its put right following the expiration of the commercial agreement. In connection with this, Premion redeemed Gray’s full interest in Premion for $20.8 million on April 30, 2025.

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

The primary sources of our revenues are: 1) distribution revenue, reflecting fees paid by satellite, cable, streaming apps and telecommunications providers to carry our television signals on their platforms. Distribution revenue also includes amounts we earn from licensing content to outside parties for re-distribution; 2) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products and streaming apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2024, 2026, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming and tower rentals.

Revenue earned by these sources in the first quarter of 2025 and 2024 are shown below (amounts in thousands):

	Quarter ended Mar. 31,
	2025	2024

Distribution	$379,556	$380,503
Advertising & Marketing Services	286,397	296,109
Political	3,616	27,828
Other	10,480	9,812
Total revenues	$680,049	$714,252

Beginning in the first quarter of 2025, we renamed our subscription revenue to now be called distribution revenue and expanded it to include other distribution revenues formerly reported in Other revenues and AMS revenues. This revenue category primarily consists of fees paid by satellite, cable, streaming apps and telecommunications providers to carry our television signals on their systems. Distribution revenue also includes amounts we earn from licensing content to outside parties for re-distribution. This new presentation results in the consolidated disclosure of the amounts we earn from all sources of content and programming distribution. We have recast the prior year amounts, which were immaterial, to conform to this new presentation.

NOTE 2 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	Mar. 31, 2025		Dec. 31, 2024
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,015,944	$—	$3,015,944	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,731		2,124,731
Amortizable intangible assets:
Network affiliation agreements	266,018	(127,716)	266,018	(122,539)
Other	104,198	(66,312)	104,198	(62,636)
Total indefinite-lived and amortizable intangible assets	$2,494,947	$(194,028)	$2,494,947	$(185,175)

Our network affiliation agreement assets are amortized on a straight-line basis over their estimated useful lives. Other intangible assets primarily include acquired technology from our 2024 acquisition of Octillion Media and distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	Mar. 31, 2025	Dec. 31, 2024

Cash value life insurance	$51,910	$51,860
Equity method investments	16,295	16,280
Other equity investments	30,633	29,020
Deferred financing costs	5,765	6,137
Prepaid assets	5,034	5,960
Other long-term assets	22,593	23,280
Total	$132,230	$132,537

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

Prepaid assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.

NOTE 4 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Mar. 31, 2025	Dec. 31, 2024

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total outstanding principal	3,090,000	3,090,000
Debt issuance costs	(16,029)	(17,285)
Unamortized discounts	3,403	3,736
Total debt, net	3,077,374	3,076,451
Less current portion, net	548,454	—
Total long-term debt, net	$2,528,920	$3,076,451

As of March 31, 2025, cash and cash equivalents totaled $716.6 million and we had $11.8 million of letters of credit outstanding and unused borrowing capacity of $738.2 million under our $750 million revolving credit facility, which expires in January 2029. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The total net pension obligations, including both current and non-current liabilities, as of March 31, 2025, were $72.0 million, of which $9.7 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheets.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified TEGNA Supplemental Retirement Plan (SERP), are presented in the following table (in thousands):

	Quarter ended Mar. 31,
	2025	2024

Interest cost on benefit obligation	$5,425	$5,675
Expected return on plan assets	(4,425)	(5,500)
Amortization of prior service (credit) cost	(50)	25
Amortization of actuarial loss	1,425	1,475
Expense for company-sponsored retirement plans	$2,375	$1,675

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the three months ended March 31, 2025 and 2024 we did not make any cash contributions to the TRP. We made benefit payments to participants of the SERP of $0.9 million during each of the three-month periods ended March 31, 2025 and 2024. We do not expect to make any contributions to the TRP in 2025. We expect to make additional cash payments of $5.0 million to our SERP participants during the remainder of 2025.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency	Total
Quarter ended:
Balance as of Dec. 31, 2024	$(107,176)	$532	$(106,644)
Amounts reclassified from AOCL	1,023	—	1,023
Total other comprehensive income	1,023	—	1,023
Balance as of Mar. 31, 2025	$(106,153)	$532	$(105,621)

Balance as of Dec 31, 2023	$(120,142)	$532	$(119,610)
Amounts reclassified from AOCL	1,111	—	1,111
Total other comprehensive income	1,111	—	1,111
Balance as of Mar. 31, 2024	$(119,031)	$532	$(118,499)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post-retirement reclassifications are related to the amortization of prior service costs (credits) and actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Mar. 31,
	2025	2024

Amortization of prior service (credit) cost	$(50)	$25
Amortization of actuarial loss	1,425	1,475
Total reclassifications, before tax	1,375	1,500
Income tax effect	(352)	(389)
Total reclassifications, net of tax	$1,023	$1,111

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2025	2024

Net income	$58,307	$189,262
Net loss attributable to the noncontrolling interest	364	298
Adjustment of redeemable noncontrolling interest to redemption value	(755)	(660)
Earnings available to common shareholders	$57,916	$188,900

Weighted average number of common shares outstanding - basic	160,849	177,823
Effect of dilutive securities:
Restricted stock units	783	438
Performance share awards	159	176
401(k) match shares	126	—
Weighted average number of common shares outstanding - diluted	161,917	178,437

Net income per share - basic	$0.36	$1.06
Net income per share - diluted	$0.36	$1.06

Beginning in 2025, we no longer make matching 401(k) contributions to our employees on a bi-weekly basis. Instead, we will make annual matching contributions in the first quarter of the following year, with the first such matching contributions to be made in the first quarter of 2026. We will continue to make the matching contribution in the form of TEGNA shares. We have included the dilutive impact of the 401(k) match that has been earned, but not yet contributed, in the dilutive shares calculation above.

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share awards. The diluted earnings per share amounts exclude the effects of approximately 70 thousand and 500 thousand stock awards for the three months ended March 31, 2025, and 2024, respectively, as their inclusion would be accretive to earnings per share.

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

We also hold other financial instruments including cash and cash equivalents, receivables, accounts payable, contingent consideration and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.97 billion on March 31, 2025 and $2.98 billion on December 31, 2024.

NOTE 9 – Share repurchase program

On November 9, 2023, we entered into an accelerated share repurchase (the ASR) program with JPMorgan. Under the terms of the ASR, we repurchased $325 million in TEGNA common stock from JPMorgan, with an initial delivery of approximately 17.3 million shares received on November 13, 2023, representing 80% ($260 million) of the value of the ASR contract. The ASR program was completed on February 22, 2024, shortly after which date JPMorgan delivered an additional 4.0 million shares to us. The final share settlement was based on the average daily volume-weighted average price of TEGNA shares during the term of the ASR program, less a discount, less the previously delivered 17.3 million shares.

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock, which was in addition to the ASR program. This share repurchase program expires on December 31, 2025. No repurchases were made under this program in the first quarter of 2025. In the first quarter of 2024, 5.8 million shares were repurchased under this program at an average share price of $14.50 for an aggregate cost of $84.5 million, of which $2.1 million had not yet been paid as of the end of the first quarter of 2024.

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

Related Party Transactions

We have an equity investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. We also have a commercial agreement with MadHive, under which MadHive provides platform services to our Premion business. We previously had an additional commercial agreement with MadHive under which Premion had access to streaming inventory available in MadHive’s demand side platform. That agreement expired as of December 31, 2024. In the first three months of 2025 and 2024, we incurred expenses of $0.2 million and $14.3 million, respectively, as a result of the commercial agreements with MadHive. As of March 31, 2025 and December 31, 2024 we had accounts receivable associated with the MadHive commercial agreements of $0.5 million and $0.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We serve our local communities across the U.S. through trustworthy journalism, engaging content, and tools that help people navigate their daily lives. Through customized marketing solutions, we help businesses grow and thrive. With 64 television stations and two radio stations in 51 U.S. markets, we reach over 100 million people every month across the web, mobile apps, streaming, and linear television. We are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We are one of the nation’s largest producers of local news producing more than 1,700 hours of news per week. Additionally, through our network affiliation and local sports rights agreements, we carry popular sports content which includes professional and collegiate sports and the Olympics. We also own leading multicast networks True Crime Network and Quest. Each television station has a robust digital presence across online, mobile, connected television (CTV) and social platforms, reaching consumers on all devices and platforms they use to consume news content. Our combined local and national sales forces capitalize on the reach provided by these offerings to provide our advertising customers with an extensive customer base. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. We deliver results for advertisers across television, digital, CTV and streaming app platforms, including Premion, our CTV advertising network.

We have one operating and reportable segment. The primary sources of our revenues are: 1) distribution revenues, reflecting fees paid by satellite, cable, streaming apps and telecommunications providers to carry our television signals on their platforms. Distribution revenue also includes amounts we earn from licensing content to outside parties for redistribution; 2) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products and streaming apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2024, 2026, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming and tower rentals.

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

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2025	2024	Change

Revenues	$680,049	$714,252	(5%)

Operating expenses:
Cost of revenues	440,991	430,567	2%
Business units - Selling, general and administrative expenses	95,547	102,260	(7%)
Corporate - General and administrative expenses	10,156	14,798	(31%)
Depreciation	15,479	14,310	8%
Amortization of intangible assets	8,853	13,660	(35%)
Asset impairment and other	—	1,097	***
Total	$571,026	$576,692	(1%)

Operating income	$109,023	$137,560	(21%)

Non-operating (expense) income	(35,555)	112,963	***
Provision for income taxes	15,161	61,261	(75%)
Net income	58,307	189,262	(69%)
Net loss attributable to redeemable noncontrolling interest	364	298	22%
Net income attributable to TEGNA Inc.	$58,671	$189,560	(69%)

Net Income per share - basic	$0.36	$1.06	(66%)
Net Income per share - diluted	$0.36	$1.06	(66%)

*** Not meaningful

Revenues

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

Beginning in the first quarter of 2025, we renamed our subscription revenue to now be called distribution revenue and expanded it to include other distribution revenues formerly reported in Other revenues and AMS revenues. This revenue category primarily consists of fees paid by satellite, cable, streaming apps and telecommunications providers to carry our television signals on their platforms. Distribution revenue also includes amounts we earn from licensing content to outside parties for re-distribution. This new presentation results in the consolidated disclosure of the amounts we earn from all sources of content and programming distribution. We have recast the prior year amounts, which were immaterial, to conform to this new presentation.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Mar. 31,
	2025	2024	Change

Distribution	$379,556	$380,503	(0%)
Advertising & Marketing Services	286,397	296,109	(3%)
Political	3,616	27,828	(87%)
Other	10,480	9,812	7%
Total revenues	$680,049	$714,252	(5%)

Total revenues decreased $34.2 million in the first quarter of 2025 compared to the same period in 2024. The net decrease was primarily driven by a $24.2 million decline in political revenue consistent with cyclical even-to-odd year comparison. AMS revenue was down $9.7 million due to continued macroeconomic headwinds and the Super Bowl airing on FOX, our smallest affiliate group, versus CBS last year. This was partially offset by growth from local sports rights. Distribution revenue was relatively flat, down $0.9 million, due to declines in subscribers, partially offset by the absence in 2025 of a temporary disruption of service with a distribution partner which was successfully resolved on January 13, 2024 and the impact of distributor renewals and contractual rate increases. Excluding the impact of this disruption, distribution revenue would have been down $14.0 million, or 3.6%, in the first quarter of 2025 compared to the same period in 2024.

Cost of revenues

Cost of revenues increased $10.4 million in the first quarter of 2025 compared to the same period in 2024. The increase was primarily driven by a $14.4 million increase in programming, mainly associated with the costs of sports rights deals. This increase was partially offset by the impact of core operational cost-cutting initiatives.

Business units - Selling, general and administrative expenses

Business unit selling, general and administrative expenses decreased $6.7 million in the first quarter of 2025 compared to the same period in 2024. The decrease was primarily due to declines in payroll-related costs of $3.4 million and professional service costs of $3.1 million as a result of cost-cutting initiatives.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance.

Corporate general and administrative expenses decreased $4.6 million in the first quarter of 2025 compared to the same period in 2024. The decrease was primarily due to the absence of merger and acquisition (M&A)-related costs of $2.3 million and a $0.9 million decline in stock-based compensation.

Depreciation

Depreciation expense increased by $1.2 million in the first quarter of 2025 compared to the same period in 2024 primarily due to the acceleration of depreciation on assets associated with our corporate headquarters lease, for which we exercised an early termination right during the first quarter of 2025.

Amortization of intangible assets

Intangible asset amortization expense decreased $4.8 million in the first quarter of 2025 compared to the same period in 2024. The decrease was due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

We incurred no asset impairment and other expenses in the first quarter of 2025 compared to $1.1 million in 2024. The 2024 activity was due to a contract termination fee.

Operating income

Operating income decreased $28.5 million in the first quarter of 2025 compared to the same period in 2024. This decrease was primarily driven by decreases in political and AMS revenues. Adjusted operating income, a non-GAAP measure, decreased $34.3 million in the first quarter of 2025, also primarily due to the decrease in political and AMS revenues. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Results from Operations- Non-GAAP Information” section.

Non-operating (expense) income

Non-operating expense increased $148.5 million in the first quarter of 2025 compared to the same period in 2024. The increase was primarily due to the absence in 2025 of a $152.9 million gain recognized on the sale of our investment in Broadcast Music, Inc. (BMI) that occurred in the first quarter of 2024.

Provision for income taxes

Income tax expense decreased $46.1 million in the first quarter of 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in income before taxes, driven largely by a gain recognized on the sale of our investment in BMI in the first quarter of 2024, which did not reoccur in 2025. Our effective income tax rate was 20.6% for first quarter of 2025, compared to 24.5% for the first quarter of 2024. The tax rate for the first quarter of 2025 is lower than the comparable amount in 2024 primarily due to state tax planning strategies implemented and a net excess tax benefit recognized with respect to stock-based compensation. The effective income tax rate for 2024 was also unfavorably impacted by a net excess tax expense from stock-based compensation.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $58.7 million, or $0.36 per diluted share, in the first quarter of 2025 compared to $189.6 million, or $1.06 per diluted share, during the same period in 2024. On a non-GAAP basis, net income attributable to TEGNA Inc. was $60.9 million, or $0.37 per diluted share, in the first quarter of 2025 compared to $80.1 million, or $0.45 per diluted share, during the same period in 2024. Both income and earnings per share, on a GAAP and non-GAAP basis, were affected by the factors discussed above. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Results from Operations- Non-GAAP Information” section.

The weighted average number of diluted common shares outstanding during the first quarter of 2025 and 2024 were 161.9 million and 178.4 million, respectively. The decline in the number of diluted common shares outstanding was primarily due to a share delivery of 4.0 million received in the first quarter of 2024 under our ASR program, which began in the fourth quarter of 2023, and 18.6 million of share repurchases since the beginning of 2024 under our authorized repurchase program.

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

Our management and our Board of Directors (the Board) regularly use Employee compensation, Corporate – General and administrative expenses, Operating expenses, Operating income, Income before income taxes, Provision for income taxes, Net income attributable to TEGNA Inc., and Diluted earnings per share, each presented on a non-GAAP basis, for purposes of evaluating Company performance. Management and the Board also use Adjusted EBITDA to evaluate our performance. The Leadership Development and Compensation Committee of our Board uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS to evaluate and compensate senior management. We, therefore, believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We also believe these non-GAAP measures are frequently used by investors, securities analysts and other interested parties in their evaluation of our business and other companies in the broadcast industry.

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

We also discuss Adjusted EBITDA (with and without stock-based compensation expense), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our business. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) interest income, (5) other non-operating items, net, (6) earnout adjustments, (7) employee retention costs, (8) M&A-related costs, (9) asset impairment and other, (10) workforce restructuring costs, (11) depreciation and (12) amortization of intangible assets. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

Discussion of Special Charges and Credits Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, are not normal and can vary significantly from period to period:

Quarter ended March 31, 2025:

•
Octillion acquisition earnout adjustment; and
•
Retention costs, including stock-based compensation (SBC) and cash payments to certain employees to ensure their continued service to the Company.

Quarter ended March 31, 2024:

•
Retention costs, including SBC and cash payments to certain employees to ensure their continued service to the Company following the termination of the previously proposed merger;
•
M&A-related costs;
•
Workforce restructuring expenses;
•
Asset impairment and other consisting of contract termination fee; and
•
Other non-operating item consisting of a gain recognized on the sale of our investment in Broadcast Music Inc. (BMI).

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands, except per share amounts):

		Special Items
Quarter ended Mar. 31, 2025	GAAP measure	Earnout adjustment	Retention costs - SBC	Retention costs - Cash	Non-GAAP measure

Employee compensation	$173,180	$—	$(826)	$(370)	$171,984
Corporate - General and administrative expenses	10,156	—	(231)	(171)	9,754
Operating expenses	571,026	(1,697)	(826)	(370)	568,133
Operating income	109,023	1,697	826	370	111,916
Income before income taxes	73,468	1,697	826	370	76,361
Provision for income taxes	15,161	435	149	69	15,814
Net income attributable to TEGNA Inc.	58,671	1,262	677	301	60,911
Earnings per share - diluted	$0.36	$0.01	$—	$—	$0.37

		Special Items
Quarter ended Mar. 31, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	M&A related costs	Workforce restructuring	Asset impairment and other	Other non-operating item	Non-GAAP measure

Employee compensation	$188,561	$(2,893)	$(570)	$—	$(1,807)	$—	$—	$183,291
Corporate - General and administrative expenses	14,798	(752)	(221)	(2,290)	(111)	—	—	11,424
Operating expenses	576,692	(2,893)	(570)	(2,290)	(1,807)	(1,097)	—	568,035
Operating income	137,560	2,893	570	2,290	1,807	1,097	—	146,217
Income before income taxes	250,523	2,893	570	2,290	1,807	1,097	(152,867)	106,313
Provision for income taxes	61,261	431	77	593	445	284	(36,621)	26,470
Net income attributable to TEGNA Inc.	189,560	2,462	493	1,697	1,362	813	(116,246)	80,141
Earnings per share - diluted(a)	$1.06	$0.01	$—	$0.01	$0.01	$—	$(0.65)	$0.45

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2025	2024	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$58,671	$189,560	(69%)
Less: Net loss attributable to redeemable noncontrolling interest	(364)	(298)	22%
Plus: Provision for income taxes	15,161	61,261	(75%)
Plus: Interest expense	41,811	42,368	(1%)
Less: Interest income	(8,073)	(5,573)	45%
Plus (Less): Other non-operating items, net	1,817	(149,758)	***
Operating income (GAAP basis)	109,023	137,560	(21%)
Plus: Octillion earnout adjustment	1,697	—	***
Plus: Retention costs - employee awards stock-based compensation	826	2,893	(71%)
Plus: Retention costs - cash	370	570	(35%)
Plus: M&A-related costs	—	2,290	***
Plus: Asset impairment and other	—	1,097	***
Plus: Workforce restructuring	—	1,807	***
Adjusted operating income (non-GAAP basis)	111,916	146,217	(23%)
Plus: Depreciation	15,479	14,310	8%
Plus: Amortization of intangible assets	8,853	13,660	(35%)
Adjusted EBITDA	$136,248	$174,187	(22%)
Stock-based compensation expenses:
Employee awards	6,269	8,240	(24%)
Company stock 401(k) match contributions	4,669	5,429	(14%)
Adjusted EBITDA before stock-based compensation costs	$147,186	$187,856	(22%)

*** Not meaningful

In the first quarter of 2025 Adjusted EBITDA margin was 20% with stock-based compensation expense or 22% without those expenses. Our total Adjusted EBITDA decreased $37.9 million, or 22%, in the first quarter of 2025. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decrease in political revenue and AMS revenue.

Liquidity, Capital Resources and Cash Flows

Our operations generate positive cash flow that, along with availability under our revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

In December 2023, our Board of Directors authorized a share repurchase program for up to $650.0 million of our common stock. As of March 31, 2025, $375.2 million of common shares may still be repurchased under this program. This share repurchase program expires on December 31, 2025.

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

During the first quarter of 2025, we returned $20.1 million of capital to shareholders in the form of dividends. In the first quarter of 2024, we returned $102.3 million of capital to shareholders with $82.4 million of share repurchases and paid $19.9 million in dividends.

During 2025, we deployed surplus cash in time deposit and money market investments with several financial institutions.

As of March 31, 2025, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving Credit Agreement, was 2.89x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the Credit Agreement) for the trailing eight quarters. We expect to remain compliant with all covenants for the foreseeable future. As of March 31, 2025, our total debt was $3.1 billion, cash and cash equivalents totaled $716.6 million, and we had unused borrowing capacity of $738.2 million under our revolving credit facility after reducing for outstanding letters of credit. Our debt consists of unsecured notes which have fixed interest rates. Our nearest debt maturity is a $550 million debt maturing in March 2026. Due to a 91-day springing maturity provision in our revolving credit facility, we currently expect to redeem at least $250 million of this maturity in the fourth quarter of 2025 using cash on hand, drawings under the revolving credit facility, or some combination of both.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Item 1A. “Risk Factors,” in our 2024 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, expected future cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our recurring contractual commitments, debt service obligations, capital expenditure requirements, and other working capital needs for the next twelve months and beyond.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Three months ended Mar. 31,
	2025	2024

Cash and cash equivalents at beginning of the period	$693,214	$361,036

Operating activities:
Net income	58,307	189,262
Gain on investment sales	—	(152,867)
Depreciation, amortization and other non-cash adjustments	36,097	44,531
Pension expense, net of employer contributions	1,469	742
Decrease in trade receivables	8,770	22,153
Increase (decrease) in accounts payable	1,489	(34,950)
(Decrease) increase in interest and taxes payable	(61,098)	26,958
All other operating activities	14,595	4,551
Net cash flow from operating activities	59,629	100,380

Investing activities:
Purchase of property and equipment	(4,946)	(4,911)
Proceeds from investments	992	152,867
Payments for acquisitions of businesses and assets, net of cash acquired	—	(52,799)
All other investing activities	(2,414)	(8,933)
Net cash flow (used for) provided by investing activities	(6,368)	86,224

Financing activities:
Dividends paid	(20,089)	(19,898)
Payments for tax withholding related to vested stock-based compensation awards	(9,739)	(8,136)
Repurchase of common stock	—	(82,394)
Payments for debt issuance cost	—	(6,448)
Net cash flow used for financing activities	(29,828)	(116,876)
Net change in cash and cash equivalents	23,433	69,728
Cash and cash equivalents at end of the period	$716,647	$430,764

Operating activities - Cash flow from operating activities was $59.6 million for the three months ended March 31, 2025, compared to $100.4 million for the same period in 2024. The decrease in operating cash flow of $40.8 million was primarily due to an increase in cash paid for income taxes, driven by $44.8 million of payments for clean energy tax credits. Also contributing to the decrease was a decline in income before taxes, primarily driven by a decline in revenue. These declines were partially offset by changes in accounts payable due to the timing of payments.

Investing activities - Cash flow from investing activities was a net cash outflow of $6.4 million for the three months ended March 31, 2025, compared to a net cash inflow of $86.2 million for the same period in 2024. The decrease in net cash flows of $92.6 million from investing activities was primarily driven by the receipt of $152.9 million of proceeds from the sale of our investment in BMI in the first quarter of 2024 that did not recur in 2025. This decrease was partially offset by cash outflows of $52.8 million for the acquisition of Octillion Media in the first quarter of 2024.

Financing activities - Cash flow used for financing activities was $29.8 million for the three months ended March 31, 2025, compared to $116.9 million for the same period in 2024. The year-over-year decrease was primarily driven by the absence of share repurchases in the first quarter of 2025, as compared to $82.4 million of share repurchases that occurred in the first quarter of 2024. Also contributing to the decrease was the payment of $6.4 million in fees in conjunction with the amendment of our credit revolver that occurred in the first quarter of 2024, which did not recur in 2025.

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “might,” “expect,” “positioned,” “strategy,” “future,” “potential,” “forecast,” “outlook,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, statements regarding TEGNA’s future financial and operating results (including growth and earnings), capital allocation framework, plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are necessarily estimates reflecting the best judgment and current views, projections, estimates, expectations, plans, assumptions and beliefs about future events (in each case subject to change) of TEGNA’s senior management and involve a number of risks, uncertainties and other factors, many of which may be beyond our control that could cause actual results to differ materially from those views, projections, estimates, expectations, plans, assumptions and beliefs expressed or implied in such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to:

•
Changes in the market price of TEGNA’s shares, general economic and market conditions, constraints, volatility, or disruptions in the capital markets;
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
•
The risk that we may become responsible for liabilities of businesses that we may acquire;
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
•
The potential effects of tariffs on the demand for our advertising services; and
•
Other economic, competitive, governmental, technological and other factors and risks that may affect TEGNA’s operations or financial results, which are discussed in this Quarterly Report on Form 10-Q. Any forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors.

The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All subsequent written and oral forward-looking statements concerning the matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2024 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2024.

As of March 31, 2025, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $738.2 million under our $750 million revolving credit facility, which expires in January 2029. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2024 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2024 Annual Report on Form 10-K, except that we have identified the following additional risk factor:

The imposition of tariffs may negatively impact the demand for advertising

Recently, the U.S. government has imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to include other countries and types of foreign goods. In response to these tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Any such current and future tariff increases, expanding the scope of tariffs to capture other countries and types of foreign goods, other changes in U.S. trade policy or the imposition of retaliatory tariffs may adversely affect the businesses of our current and prospective customers, which could result in reduced advertising spend. Furthermore, political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, which could also reduce advertising spend.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, our Board of Directors authorized the renewal of our share repurchase program for up to $650 million of our common stock over two years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. No shares were repurchased during the three months ended March 31, 2025. As of March 31, 2025, $375.2 million of common shares may still be repurchased under this program. This share repurchase program expires on December 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Fifth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on April 25, 2024).

3.2	By-laws, as amended through April 24, 2024 (incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K/A filed on October 21, 2024).

10.1	Amendment No. 4 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*

10.2	Form of Executive Officer Restricted Stock Unit Award Agreement.*

10.3	Form of Executive Officer Performance Share Award Agreement.*

10.4	Form of Executive Officer Restricted Stock Unit Award Agreement.*

10.5	Form of Executive Officer Performance Share Award Agreement.*

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)