Form 10-Q
period 2025-06-30
TEGNA INC
filed 2025-08-07
CIK 39899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 31, 2025 was 160,877,317.

INDEX TO TEGNA INC.

June 30, 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars (Unaudited)

	June 30, 2025	Dec. 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$756,540	$693,214
Accounts receivable, net of allowances of $3,831 and $2,831, respectively	583,654	604,300
Other receivables	14,028	11,752
Syndicated programming rights	10,767	28,097
Prepaid expenses and other current assets	26,368	23,049
Total current assets	1,391,357	1,360,412
Property and equipment
Cost	1,076,704	1,093,900
Less accumulated depreciation	(651,701)	(649,581)
Net property and equipment	425,003	444,319
Intangible and other assets
Goodwill	3,015,944	3,015,944
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $202,860 and $185,175, respectively	2,291,462	2,309,772
Right-of-use assets for operating leases	52,572	63,535
Investments and other assets	130,373	132,537
Total intangible and other assets	5,490,351	5,521,788
Total assets	$7,306,711	$7,326,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts (Unaudited)

	June 30, 2025	Dec. 31, 2024
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$85,434	$87,338
Accrued liabilities
Compensation	54,705	64,343
Interest	43,967	44,719
Contracts payable for programming rights	130,646	143,095
Other	80,975	75,454
Income taxes payable	—	51,331
Current portion of long-term debt	548,848	—
Total current liabilities	944,575	466,280

Noncurrent liabilities
Net deferred income tax liabilities	582,465	579,213
Long-term debt	2,529,464	3,076,451
Pension liabilities	60,793	65,956
Operating lease liabilities	47,341	63,421
Other noncurrent liabilities	48,750	50,167
Total noncurrent liabilities	3,268,813	3,835,208
Total liabilities	$4,213,388	$4,301,488

Commitments and contingent liabilities (see Note 10)

Redeemable noncontrolling interest (see Note 1)	$—	$20,317

Shareholders̛ equity
Common stock of $1 per value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	8,574,627	8,549,717
Accumulated other comprehensive loss	(104,532)	(106,644)
Less treasury stock at cost, 163,542,945 shares and 164,520,591 shares, respectively	(5,729,132)	(5,790,719)
Total equity	3,093,323	3,004,714
Total liabilities, redeemable noncontrolling interest and equity	$7,306,711	$7,326,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited, in thousands of dollars, except per share amounts

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues	$675,045	$710,363	$1,355,094	$1,424,615

Operating expenses:
Cost of revenues[1]	422,896	432,044	863,887	862,611
Business units - Selling, general and administrative expenses	94,998	94,938	190,545	197,198
Corporate - General and administrative expenses	10,109	12,685	20,265	27,483
Depreciation	15,796	15,173	31,275	29,483
Amortization of intangible assets	8,832	13,663	17,685	27,323
Asset impairment and other	—	—	—	1,097
Total	552,631	568,503	1,123,657	1,145,195
Operating income	122,414	141,860	231,437	279,420

Non-operating (expense) income:
Interest expense	(41,789)	(41,748)	(83,600)	(84,116)
Interest income	8,168	5,873	16,241	11,446
Other non-operating items, net	(627)	(2,749)	(2,444)	147,009
Total	(34,248)	(38,624)	(69,803)	74,339

Income before income taxes	88,166	103,236	161,634	353,759
Provision for income taxes	20,264	21,207	35,425	82,468
Net income	67,902	82,029	126,209	271,291
Net loss attributable to redeemable noncontrolling interest	20	115	384	413
Net income attributable to TEGNA Inc.	$67,922	$82,144	$126,593	$271,704

Earnings per share:
Basic	$0.42	$0.48	$0.78	$1.56
Diluted	$0.42	$0.48	$0.77	$1.55

Weighted average number of common shares outstanding:
Basic shares	161,472	169,512	161,162	173,668
Diluted shares	162,667	169,880	162,294	174,158

1 Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited, in thousands of dollars

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net Income	$67,902	$82,029	$126,209	$271,291
Recognition of previously deferred post-retirement benefit plan costs	1,463	1,495	2,838	2,995
Income tax effect related to components of other comprehensive income	(374)	(385)	(726)	(774)
Other comprehensive income, net of tax	1,089	1,110	2,112	2,221
Comprehensive income	68,991	83,139	128,321	273,512
Comprehensive loss attributable to redeemable noncontrolling interest	20	115	384	413
Comprehensive income attributable to TEGNA Inc.	$69,011	$83,254	$128,705	$273,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited, in thousands of dollars

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$126,209	$271,291
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	48,960	56,806
Employee stock-based compensation awards	13,075	20,070
Company stock 401(k) match contributions	8,649	10,216
Gain on investment sales	—	(153,626)
Pension expense, net of employer contributions	1,558	436
Change in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	19,646	19,830
Decrease in accounts payable	(1,904)	(35,820)
(Decrease) increase in interest and taxes payable	(55,510)	33,194
Increase in deferred revenue	972	50
Changes in other assets and liabilities, net	(2,164)	2,712
Net cash flow from operating activities	159,491	225,159
Cash flows from investing activities:
Purchase of property and equipment	(12,051)	(20,883)
Payments for acquisitions of businesses and assets, net of cash acquired	(1,745)	(52,799)
Payments for investments	(2,631)	(9,789)
Proceeds from investments	1,487	155,037
Proceeds from sale of assets	668	64
Net cash flow (used for) provided by investing activities	(14,272)	71,630
Cash flows from financing activities:
Repurchase of common stock	—	(154,699)
Dividends paid	(40,196)	(40,914)
Payments for debt issuance costs	—	(6,448)
Payment for acquisition-related earnout consideration	(6,364)	—
Repurchase of noncontrolling interest in Premion	(20,845)	—
Payments for tax withholding related to vested stock-based compensation awards and share repurchase excise tax	(14,488)	(10,035)
Net cash flow used for financing activities	(81,893)	(212,096)
Increase in cash and cash equivalents	63,326	84,693
Balance of cash and cash equivalents at beginning of period	693,214	361,036
Balance of cash and cash equivalents at end of period	$756,540	$445,729

Supplemental cash flow information:
Cash paid for income taxes, net of refunds(1)	$90,237	$48,091
Cash paid for interest	$81,617	$82,619

(1) Includes $58,125 of payments for clean energy tax credits in 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Quarter ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of March 31, 2025	$20,708	$324,419	$27,941	$8,531,880	$(105,621)	$(5,739,749)	$3,038,870
Net (loss) income	(20)	—	—	67,922	—	—	67,922
Other comprehensive income, net of tax	—	—	—	—	1,089	—	1,089
Total comprehensive income							69,011
Dividends declared: $0.125 per share	—	—	—	(20,107)	—	—	(20,107)
Stock-based awards activity	—	—	(6,329)	(4,911)	—	10,617	(623)
Employee awards stock-based compensation	—	—	5,979	—	—	—	5,979
Adjustment of redeemable noncontrolling interest to redemption value	157	—	—	(157)	—	—	(157)
Repurchase of noncontrolling interest in Premion	(20,845)	—	—	—	—	—	—
Other activity	—	—	350	—	—	—	350
Balance as of June 30, 2025	$—	$324,419	$27,941	$8,574,627	$(104,532)	$(5,729,132)	$3,093,323

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of March 31, 2024	$19,174	$324,419	$27,941	$8,248,066	$(118,499)	$(5,684,038)	$2,797,889
Net (loss) income	(115)	—	—	82,144	—	—	82,144
Other comprehensive income, net of tax	—	—	—	—	1,110	—	1,110
Total comprehensive income							83,254
Dividends declared: $0.125 per share	—	—	—	(21,016)	—	—	(21,016)
Company stock 401(k) match contributions	—	—	(4,172)	(12,446)	—	21,405	4,787
Stock-based awards activity	—	—	(5,099)	(15,215)	—	18,416	(1,898)
Employee awards stock-based compensation	—	—	8,938	—	—	—	8,938
Repurchase of common stock	—	—	—	—	—	(70,691)	(70,691)
Adjustment of redeemable noncontrolling interest to redemption value	496	—	—	(496)	—	—	(496)
Other activity	—	—	333	—	—	—	333
Balance as of June 30, 2024	$19,555	$324,419	$27,941	$8,281,037	$(117,389)	$(5,714,908)	$2,801,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Six Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2024	$20,317	$324,419	$27,941	$8,549,717	$(106,644)	$(5,790,719)	$3,004,714
Net (loss) income	(384)	—	—	126,593	—	—	126,593
Other comprehensive income, net of tax	—	—	—	—	2,112	—	2,112
Total comprehensive income							128,705
Dividends declared: $0.25 per share	—	—	—	(40,196)	—	—	(40,196)
Stock-based awards activity	—	—	(13,800)	(60,575)	—	64,013	(10,362)
Employee stock-based compensation expenses	—	—	13,075	—	—	—	13,075
Adjustment of redeemable noncontrolling interest to redemption value	912	—	—	(912)	—	—	(912)
Repurchase of noncontrolling interest in Premion	(20,845)	—	—	—	—	—	—
Other activity	—	—	725	—	—	(2,426)	(1,701)
Balance as of June 30, 2025	$—	$324,419	$27,941	$8,574,627	$(104,532)	$(5,729,132)	$3,093,323

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2023	$18,812	$324,419	$27,941	$8,091,245	$(119,610)	$(5,619,123)	$2,704,872
Net (loss) income	(413)	—	—	271,704	—	—	271,704
Other comprehensive income, net of tax	—	—	—	—	2,221	—	2,221
Total comprehensive income							273,925
Dividends declared: $0.23875 per share	—	—	—	(40,914)	—	—	(40,914)
Company stock 401(k) match contributions	—	—	(19,704)	(15,165)	—	45,085	10,216
Stock-based awards activity	—	—	(59,128)	(24,677)	—	73,770	(10,035)
Employee stock-based compensation expenses	—	—	20,070	—	—	—	20,070
Repurchase of common stock			58,029	—	—	(214,640)	(156,611)
Adjusted redeemable noncontrolling interest to redemption value	1,156	—	—	(1,156)	—	—	(1,156)
Other activity	—	—	733	—	—	—	733
Balance as of June 30, 2024	$19,555	$324,419	$27,941	$8,281,037	$(117,389)	$(5,714,908)	$2,801,100

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

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$675,045	$710,363	$1,355,094	$1,424,615
Less:
Programming	249,365	245,934	513,531	495,692
Employee compensation (a)	166,490	178,936	338,474	362,227
Other segment items (b)	108,228	109,766	215,879	216,782
Adjusted EBITDA	$150,962	$175,727	$287,210	$349,914
(Less) Plus: All other segment items (c)	(83,060)	(93,698)	(161,001)	(78,623)
Net income	$67,902	$82,029	$126,209	$271,291

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

Accounting guidance recently adopted: In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance that changes required disclosures related to segment reporting. The guidance requires entities to disclose on a quarterly and annual basis the significant segment expense items that are regularly provided to the entity’s CODM. Entities are also required to disclose the title and position of their CODM. We adopted this new guidance on an annual basis in our 2024 Form 10-K and adopted the quarterly requirements of this guidance beginning in the first quarter of 2025.

New accounting guidance not yet adopted: In December 2023, the FASB issued new guidance that changes certain disclosure requirements related to income taxes. The guidance requires entities to disclose additional quantitative and qualitative information about the reconciliation between their statutory and effective tax rates. Specifically, the guidance requires disaggregation of the reconciling items using standardized categories. This guidance also requires additional disclosure of income taxes paid to now include disaggregation on a federal, state and foreign basis and to specifically include the amount of income taxes paid to individual jurisdictions when they represent five percent or more of total income tax payments. The new guidance will be effective for us beginning in our 2025 annual reporting and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. We do not expect that this new guidance will have a material impact on our financial statements.

In November 2024, the FASB issued new guidance related to expense disaggregation disclosures. This guidance requires additional disclosure of certain amounts included in the expense captions presented in the Statement of Income as well as disclosures about selling expenses. The new guidance will be effective for us beginning in 2027 on an annual basis and in the first quarter of 2028 on a quarterly basis, and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of June 30, 2025, our allowance for doubtful accounts was $3.8 million as compared to $2.8 million as of December 31, 2024.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for over-the-top streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a commercial reselling agreement with the affiliate. Since redemption of the minority ownership interest was outside our control, Gray’s equity interest was presented outside of the Equity section on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interest.” On April 1, 2025, Gray exercised its put right following the expiration of the commercial agreement. In connection with this, Premion redeemed Gray’s full interest in Premion for $20.8 million on April 30, 2025.

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

The primary sources of our revenues are: 1) distribution revenue, reflecting fees paid by satellite, cable, streaming apps and telecommunications providers to carry our television signals on their platforms. Distribution revenue also includes amounts we earn from licensing content to other outside parties for redistribution; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products and streaming apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2024, 2026, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming and tower rentals.

Revenue earned by these sources in the second quarter and first six months of 2025 and 2024 are shown below (amounts in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Distribution	$369,577	$371,204	$749,133	$751,707
Advertising & Marketing Services	287,856	298,529	574,253	594,638
Political	8,192	31,643	11,808	59,471
Other	9,420	8,987	19,900	18,799
Total revenues	$675,045	$710,363	$1,355,094	$1,424,615

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

NOTE 2 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		Dec. 31, 2024
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,015,944	$—	$3,015,944	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,106		2,124,731
Amortizable intangible assets:
Network affiliation agreements	266,018	(132,893)	266,018	(122,539)
Other	104,198	(69,967)	104,198	(62,636)
Total indefinite-lived and amortizable intangible assets	$2,494,322	$(202,860)	$2,494,947	$(185,175)

Our network affiliation agreement assets are amortized on a straight-line basis over their estimated useful lives. Other intangible assets primarily include acquired technology from our 2024 acquisition of Octillion Media and distribution agreements from our multicast networks acquisition, which are also amortized on a straight-line basis over their useful lives.

In the second quarter of 2025, we made a final earnout payment of $6.4 million to the previous owners of Octillion Media as a result of achievements related to the second and third earnout requirements under the purchase agreement signed by the parties. In the second quarter of 2025, we also paid $1.7 million of purchase price holdbacks that had been retained under the purchase agreement. There are no remaining earnouts or holdbacks related to the Octillion acquisition.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	Dec. 31, 2024

Cash value life insurance	$52,460	$51,860
Equity method investments	16,469	16,280
Other equity investments	30,904	29,020
Deferred financing costs	5,389	6,137
Prepaid assets	3,963	5,960
Other long-term assets	21,188	23,280
Total	$130,373	$132,537

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

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control and do not exert significant influence. These investments are either recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments or fair value using the net asset value (“NAV”) per share practical expedient.

Deferred financing costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Financing costs paid for our unsecured notes are accounted for as a reduction in the debt obligation.

Prepaid assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.

NOTE 4 – Long-term debt

Our long-term debt is summarized below (in thousands):

	June 30, 2025	Dec. 31, 2024

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$550,000	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total outstanding principal	3,090,000	3,090,000
Debt issuance costs	(14,750)	(17,285)
Unamortized discounts	3,062	3,736
Total debt, net	3,078,312	3,076,451
Less current portion, net	548,848	—
Total long-term debt, net	$2,529,464	$3,076,451

As of June 30, 2025, cash and cash equivalents totaled $756.5 million and we had $11.8 million of letters of credit outstanding and unused borrowing capacity of $738.2 million under our $750 million revolving credit facility, which expires in January 2029. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The total net pension obligations, including both current and non-current liabilities, as of June 30, 2025, were $70.5 million, of which $9.7 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheets.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified TEGNA Supplemental Retirement Plan (SERP), are presented in the following table (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest cost on benefit obligation	$5,463	$5,697	$10,888	$11,372
Expected return on plan assets	(5,935)	(5,533)	(10,360)	(11,033)
Amortization of prior service (credit) cost	(67)	20	(117)	45
Amortization of actuarial loss	1,530	1,475	2,955	2,950
Expense for company-sponsored retirement plans	$991	$1,659	$3,366	$3,334

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the six months ended June 30, 2025 we did not make any cash contributions to the TRP, and do not expect to make any contributions to the TRP during the remainder of 2025. We made contributions of $1.0 million in the six months ended June 30, 2024. We made benefit payments to SERP participants of $1.8 million and $1.9 million during the six month periods ended June 30, 2025 and 2024, respectively, and expect to make additional cash payments of $3.9 million to SERP participants during the remainder of 2025.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency	Total
Quarter ended:
Balance as of March 31, 2025	$(106,153)	$532	$(105,621)
Amounts reclassified from AOCL	1,089	—	1,089
Total other comprehensive income	1,089	—	1,089
Balance as of June 30, 2025	$(105,064)	$532	$(104,532)

Balance as of March 31, 2024	$(119,031)	$532	$(118,499)
Amounts reclassified from AOCL	1,110	—	1,110
Total other comprehensive income	1,110	—	1,110
Balance as of June 30, 2024	$(117,921)	$532	$(117,389)

Six Months Ended:
Balance as of Dec. 31, 2024	$(107,176)	$532	$(106,644)
Amounts reclassified from AOCL	2,112	—	2,112
Total other comprehensive income	2,112	—	2,112
Balance as of June 30, 2025	$(105,064)	$532	$(104,532)

Balance as of Dec. 31, 2023	$(120,142)	$532	$(119,610)
Amounts reclassified from AOCL	2,221	—	2,221
Total other comprehensive income	2,221	—	2,221
Balance as of June 30, 2024	$(117,921)	$532	$(117,389)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post-retirement reclassifications are related to the amortization of prior service (credits) costs and actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Amortization of prior service (credit) cost	$(67)	$20	$(117)	$45
Amortization of actuarial loss	1,530	1,475	2,955	2,950
Total reclassifications, before tax	1,463	1,495	2,838	2,995
Income tax effect	(374)	(385)	(726)	(774)
Total reclassifications, net of tax	$1,089	$1,110	$2,112	$2,221

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income	$67,902	$82,029	$126,209	$271,291
Net loss attributable to the noncontrolling interest	20	115	384	413
Adjustment of redeemable noncontrolling interest to redemption value	(157)	(496)	(912)	(1,156)
Earnings available to common shareholders	$67,765	$81,648	$125,681	$270,548

Weighted average number of common shares outstanding - basic	161,472	169,512	161,162	173,668
Effect of dilutive securities:
Restricted stock units	652	250	718	344
Performance share awards	142	118	151	146
401(k) match shares	401	—	263	—
Weighted average number of common shares outstanding - diluted	162,667	169,880	162,294	174,158

Net income per share - basic	$0.42	$0.48	$0.78	$1.56
Net income per share - diluted	$0.42	$0.48	$0.77	$1.55

Historically, we made matching contributions to eligible employees participating in our 401(k) plan on a bi-weekly basis. We amended the 401(k) plan as of January 2025 so that, going forward, we will make annual matching contributions to eligible employees in the first quarter of the following year, meaning that matching contributions earned in 2025 will be made to eligible employees in the first quarter of 2026. We will continue to make the matching contribution in the form of TEGNA shares. We have included the dilutive impact of the 401(k) match that has been earned, but not yet contributed, in the dilutive shares calculation above.

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share awards. The diluted earnings per share amounts exclude the effects of approximately 40 thousand and 50 thousand stock awards for the three and six months ended June 30, 2025, respectively, and approximately 400 thousand and 500 thousand stock awards for the three and six months ended June 30, 2024, respectively, as their inclusion would be accretive to earnings per share.

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

We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable, contingent consideration and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximate their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.03 billion on June 30, 2025 and $2.98 billion on December 31, 2024.

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

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock, which was in addition to the ASR program. This share repurchase program expires on December 31, 2025. No repurchases were made under this program in the first half of 2025. In the second quarter of 2024, 5.1 million shares were repurchased under this program at an average share price of $14.05 for an aggregate cost of $71.3 million. In the first six months of 2024, 10.9 million shares were repurchased under this program at an average share price of $14.29 for an aggregate cost of $155.8 million. Of the shares repurchased in 2024, $1.1 million had not yet been paid for as of the end of the second quarter of 2024.

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

Related Party Transactions

We have an equity investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. We also have a commercial agreement with MadHive, under which MadHive provides platform services to our Premion business. We previously had an additional commercial agreement with MadHive under which Premion had access to streaming inventory available in MadHive’s demand site platform. That agreement expired as of December 31, 2024. In the second quarter and first six months of 2025, we incurred expenses of $0.2 million and $0.3 million, respectively, as a result of the commercial agreement with MadHive. In the second quarter and first six months of 2024, we incurred expenses of $23.0 million and $37.3 million, respectively, as a result of the commercial agreements with MadHive. As of June 30, 2025, and December 31, 2024, we had accounts receivable associated with the MadHive commercial agreements of $0.3 million and $0.4 million, respectively.

Note 11 - Subsequent events

Debt repayment

On July 2, 2025, we utilized available cash on hand to repay $250 million of our $550 million unsecured notes that mature in March 2026. We also paid $3.5 million of accrued interest and wrote off $0.5 million of unamortized debt issuance costs related to the early partial payoff of these notes.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act introduces several provisions that affect corporate income taxes, including the permanent reinstatement of 100% bonus depreciation for qualified property, the immediate expensing of U.S.-based research and development expenditures, and modifications to the limitation on the deductibility of business interest expense.

In accordance with applicable accounting guidance, the tax effects of new legislation are recognized in the period in which the legislation is enacted. As a result, the provisions of the Act are not reflected in our income tax provision for the quarter ended June 30, 2025. However, we have completed a preliminary assessment and determined that the financial statements would not have been materially affected had the Act been in force during the quarter.

The Act also provides for a scheduled phase-out of the ability to transfer certain clean energy tax credits. We have historically, and in the current year, purchased such credits, which have provided favorable effective tax rate and cash tax benefits. We expect these benefits to end beginning in 2028; however, a reasonable quantitative estimate of the impact cannot yet be made.

New accounting guidance not yet adopted

In July 2025, the FASB issued new guidance related to estimating expected credit losses on accounts receivable and contract asset balances. This guidance allows all entities to elect to use a practical expedient whereby they can assume that current conditions as of the balance sheet date do not change for the remaining life of the account receivable or contract asset. The new guidance will be effective for us beginning in 2026 and must be adopted on a prospective basis. Early adoption of the guidance is permitted. We are currently evaluating the impact of this new guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We serve our local communities across the U.S. through trustworthy journalism, engaging content, and tools that help people navigate their daily lives. Through customized marketing solutions, we help businesses grow and thrive. With 64 television stations and two radio stations in 51 U.S. markets, we reach over 100 million people every month across the web, mobile apps, connected television (CTV), and linear television. We are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We produce more than 1,700 hours of local news content per week, making us one of the nation’s largest originators of local news, and our stations have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Additionally, through our network affiliation and local sports rights agreements, we carry popular sports content, including professional and collegiate sports and the Olympics. We also own leading multicast networks True Crime Network and Quest. Each of our television stations has a robust digital presence across online, mobile, CTV and social platforms, reaching consumers on all devices and platforms they use to consume news content. Our combined local and national sales forces capitalize on the reach of our linear television, digital, CTV, and streaming app platforms (including Premion, our CTV advertising network) offerings to offer our advertising customers an extensive customer base.

We have one operating and reportable segment. The primary sources of our revenues are: 1) distribution revenues, reflecting fees paid by satellite, cable, streaming apps and telecommunications providers to carry our television signals on their platforms. Distribution revenue also includes amounts we earn from licensing content to other outside parties for redistribution; 2) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites, tablet and mobile products and streaming apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g. 2024, 2026, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming and tower rentals.

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

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change

Revenues	$675,045	$710,363	(5%)	$1,355,094	$1,424,615	(5%)

Operating expenses:
Cost of revenues	422,896	432,044	(2%)	863,887	862,611	0%
Business units - Selling, general and administrative expenses	94,998	94,938	0%	190,545	197,198	(3%)
Corporate - General and administrative expenses	10,109	12,685	(20%)	20,265	27,483	(26%)
Depreciation	15,796	15,173	4%	31,275	29,483	6%
Amortization of intangible assets	8,832	13,663	(35%)	17,685	27,323	(35%)
Asset impairment and other	—	—	***	—	1,097	***
Total	$552,631	$568,503	(3%)	$1,123,657	$1,145,195	(2%)

Operating income	$122,414	$141,860	(14%)	$231,437	$279,420	(17%)

Non-operating (expense) income	(34,248)	(38,624)	(11%)	(69,803)	74,339	***
Provision for income taxes	20,264	21,207	(4%)	35,425	82,468	(57%)
Net income	67,902	82,029	(17%)	126,209	271,291	(53%)
Net loss attributable to redeemable noncontrolling interest	20	115	(83%)	384	413	(7%)
Net income attributable to TEGNA Inc.	$67,922	$82,144	(17%)	$126,593	$271,704	(53%)

Net Income per share - basic	$0.42	$0.48	(13%)	$0.78	$1.56	(50%)
Net Income per share - diluted	$0.42	$0.48	(13%)	$0.77	$1.55	(50%)

*** Not meaningful

Revenues

Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter advertising revenues are stronger than those we report for the first and third quarters. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods due to the cyclical nature of political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local, state and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue in the even year of a two-year election cycle, particularly in the fourth quarter of those years.

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change

Distribution	$369,577	$371,204	(0%)	$749,133	$751,707	(0%)
Advertising & Marketing Services	287,856	298,529	(4%)	574,253	594,638	(3%)
Political	8,192	31,643	(74%)	11,808	59,471	(80%)
Other	9,420	8,987	5%	19,900	18,799	6%
Total revenues	$675,045	$710,363	(5%)	$1,355,094	$1,424,615	(5%)

Total revenues decreased $35.3 million in the second quarter of 2025 and $69.5 million in the first six months of 2025 compared to the same periods in 2024. The net decreases were primarily driven by a decline in political revenue ($23.5 million second quarter, $47.7 million first six months) consistent with cyclical even-to-odd year comparisons. AMS revenue was also down ($10.7 million second quarter, $20.4 million first six months), driven primarily by ongoing macroeconomic challenges and, for the six-month period, from the Super Bowl airing on FOX, our smallest affiliate group, versus CBS last year. Partially offsetting these declines was advertising growth from local sports rights. Distribution revenue was down ($1.6 million second quarter, $2.6 million first six months) due to subscriber declines, partially offset by contractual rate increases and the impact of distributor renewals. The net decline for the six-month period was also partially offset by the absence in 2025 of a temporary disruption of service with a distribution partner which was successfully resolved on January 13, 2024.

Cost of revenues

Cost of revenues decreased $9.1 million in the second quarter of 2025 and increased $1.3 million in the first six months of 2025 compared to the same periods in 2024. The second quarter net decrease was primarily due to a $9.1 million decline in employee compensation costs, driven by core operational cost-cutting initiatives and a $3.6 million decrease in digital ad serving and platform fees. These declines were partially offset by an increase in programming costs of $3.4 million, primarily associated with the costs of sports rights deals. The net increase for the first six months was primarily due to a $17.8 million increase in programming costs, partially offset by $16.3 million decline in employee compensation costs and $1.1 million decrease in digital ad serving and platform fees.

Business units - Selling, general and administrative expenses

Business unit selling, general and administrative expenses increased $0.1 million in the second quarter of 2025 and decreased $6.7 million in the first six months of 2025 compared to the same periods in 2024. The second quarter net increase was primarily due to a $3.4 million increase in advertising costs and a $1.4 million increase in professional services, partially offset by a $2.8 million decrease in employee compensation primarily due to cost-cutting initiatives and a $1.4 million decline in bad debt expense. The net decrease in the first six months was primarily due to declines of $9.6 million in employee compensation and $1.7 million professional service costs as a result of cost-cutting initiatives and a $1.5 million decline in bad debt expense. These decreases were partially offset by an increase in advertising costs of $5.9 million.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance.

Corporate general and administrative expenses decreased $2.6 million in the second quarter of 2025 and $7.2 million in the first six months of 2025 compared to the same periods in 2024. The second quarter decrease was primarily due to a $1.6 million decline in employee compensation. The decrease for the first six months was primarily due to a $3.1 million decline in employee compensation and the absence of merger and acquisition (M&A) related costs of $2.3 million.

Depreciation

Depreciation expense increased by $0.6 million in the second quarter of 2025 and $1.8 million in the first six months of 2025 compared to the same periods in 2024. The increases were due to the acceleration of depreciation on assets associated with our corporate headquarters lease, for which we exercised an early termination right during the first quarter of 2025.

Amortization of intangible assets

Intangible asset amortization expense decreased $4.8 million in the second quarter of 2025 and $9.6 million in the six months of 2025 compared to the same periods in 2024. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

We incurred no asset impairment and other expenses in the second quarters of 2025 or 2024 or the first six months of 2025 but we did incur a charge of $1.1 million in the first six months of 2024 related to a contract termination fee.

Operating income

Operating income decreased $19.4 million in the second quarter of 2025 and $48.0 million in the first six months of 2025 compared to the same periods in 2024.These decreases were primarily driven by declines in political and AMS revenues, partially offset by a decline in operating expenses. Adjusted operating income, a non-GAAP measure, decreased $20.6 million in the second quarter of 2025 and $54.9 million in the first six months of 2025, also primarily due to declines in political and AMS revenue, offset by declines in operating expenses. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Results from Operations- Non-GAAP Information” section.

Non-operating (expense) income

Non-operating expense decreased $4.4 million in the second quarter of 2025 compared to the same period in 2024. The decrease in expense was primarily due to a $2.3 million increase in interest income and the absence in 2025 of a $1.0 million contribution made to the TEGNA Foundation in 2024.

In the first six months of 2025, non-operating expense increased $144.1 million compared to the same period in 2024. The increase was primarily due to the absence in 2025 of a $152.9 million gain recognized on the sale of our investment in Broadcast Music, Inc. in the first quarter of 2024 partially offset by a $4.8 million increase in interest income.

Provision for income taxes

Income tax expense decreased $0.9 million in the second quarter of 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in net income before tax partially offset by an increase in our effective income tax rate. Income tax expense decreased $47.0 million in the first six months of 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in income before taxes, driven largely by a gain recognized on the sale of our investment in BMI in the first quarter of 2024, which did not reoccur in 2025. Our effective income tax rate was 23.0% for the second quarter of 2025, compared to 20.5% for the second quarter of 2024. The tax rate for the second quarter is higher than the comparable rate in 2024 primarily due to the 2024 tax rate being favorably impacted by discrete tax benefits resulting from a favorable settlement of an IRS audit and from our implementation of certain state tax planning strategies. Our effective income tax rate was 21.9% for the first six months of 2025, compared to 23.3% for the same period in 2024. The tax rate for the first six months of 2025 is lower than the comparable rate in 2024 primarily due to larger tax rate benefits from the purchase of federal clean energy tax credits and our implementation of certain state tax planning strategies, as well as a net excess tax benefit recognized with respect to stock-based compensation. The effective income tax rate for 2024 was also unfavorably impacted by a net excess tax expense from stock-based compensation.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $67.9 million, or $0.42 per diluted share, in the second quarter of 2025 compared to $82.1 million, or $0.48 per diluted share, during the same period in 2024. On a non-GAAP basis, net income attributable to TEGNA Inc. was $70.9 million, or $0.44 per diluted share, in the second quarter of 2025 compared to $86.2 million, or $0.50 per diluted share, during the same period in 2024. For the first six months of 2025, net income attributable to TEGNA Inc. was $126.6 million, or $0.77 per diluted share, compared to $271.7 million, or $1.55 per diluted share, during the same period of 2024. On a non-GAAP basis, net income attributable to TEGNA Inc. was $131.8 million, or $0.81 per diluted share, in the first six months of 2025 compared to $166.3 million, or $0.95 per diluted share, during the same period in 2024. Both income and earnings per share, on a GAAP and non-GAAP basis, were affected by the factors discussed above. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Results from Operations- Non-GAAP Information” section.

The weighted average number of diluted common shares outstanding during the second quarter of 2025 and 2024 were 162.7 million and 169.9 million, respectively. The weighted average number of diluted shares outstanding in the first six months of 2025 and 2024 was 162.3 million and 174.2 million, respectively. The second quarter of 2025 decline in the number of diluted common shares outstanding was primarily due to 12.8 million share repurchases since the second quarter of 2024 under our authorized repurchase program. The first six months of 2025 decline in the number of diluted common shares outstanding was primarily due to share delivery of 4.0 million received in the first quarter of 2024 under our ASR program, which began in the fourth quarter of 2023 and 18.6 million share repurchases since the beginning of 2024.

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

We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items”, which are described in detail below in the section titled “Discussion of Special Charges and Credits Affecting Reported Results.” We believe that such expenses and gains are not indicative of normal, ongoing operations. While these items should not be disregarded in evaluating our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods, as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses, charges, and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

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

Discussion of Special Charges and Credits Affecting Reported Results

Our results included the following items we consider “special items” that, while at times recurring, are not normal and can vary significantly from period to period:

Quarter and six months ended June 30, 2025:

•
Octillion acquisition earnout adjustment;
•
Retention costs, including stock-based compensation (SBC) and cash payments to certain employees to ensure their continued service to the Company; and
•
Workforce restructuring expenses.

Quarter and six months ended June 30, 2024:

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2025	GAAP measure	Retention costs - SBC	Retention costs - Cash	Workforce restructuring	Non-GAAP measure

Employee compensation	$170,410	$(808)	$(337)	$(2,775)	$166,490
Corporate - General and administrative expenses	10,109	(226)	(138)	(134)	9,611
Operating expenses	552,631	(808)	(337)	(2,775)	548,711
Operating income	122,414	808	337	2,775	126,334
Income before income taxes	88,166	808	337	2,775	92,086
Provision for income taxes	20,264	151	63	701	21,179
Net income attributable to TEGNA Inc.	67,922	657	274	2,074	70,927
Earnings per share - diluted (a)	$0.42	$—	$—	$0.01	$0.44

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended June 30, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	Workforce restructuring	Non-GAAP measure

Employee compensation	$183,967	$(2,198)	$(1,003)	$(1,830)	$178,936
Corporate - General and administrative expenses	12,685	(571)	(654)	(492)	10,968
Operating expenses	568,503	(2,198)	(1,003)	(1,830)	563,472
Operating income	141,860	2,198	1,003	1,830	146,891
Income before income taxes	103,236	2,198	1,003	1,830	108,267
Provision for income taxes	21,207	362	171	445	22,185
Net income attributable to TEGNA Inc.	82,144	1,836	832	1,385	86,197
Earnings per share - diluted	$0.48	$0.01	$—	$0.01	$0.50

		Special Items
Six months ended June 30, 2025	GAAP measure	Earnout adjustment	Retention costs - SBC	Retention costs - Cash	Workforce restructuring	Non-GAAP measure

Employee compensation	$343,590	$—	$(1,634)	$(707)	$(2,775)	$338,474
Corporate - General and administrative expenses	20,265	—	(457)	(309)	(134)	19,365
Operating expenses	1,123,657	(1,697)	(1,634)	(707)	(2,775)	1,116,844
Operating income	231,437	1,697	1,634	707	2,775	238,250
Income before income taxes	161,634	1,697	1,634	707	2,775	168,447
Provision for income taxes	35,425	435	300	132	701	36,993
Net income attributable to TEGNA Inc.	126,593	1,262	1,334	575	2,074	131,838
Earnings per share - diluted (a)	$0.77	$0.01	$0.01	$—	$0.01	$0.81

(a) Per share amounts do not sum due to rounding.

		Special Items
Six months ended June 30, 2024	GAAP measure	M&A-related costs	Retention costs - SBC	Retention costs - Cash	Workforce restructuring	Asset impairment and other	BMI sale gain	Non-GAAP measure

Employee compensation	$372,528	$—	$(5,091)	$(1,573)	$(3,637)	$—	$—	$362,227
Corporate - General and administrative expenses	27,483	(2,290)	(1,323)	(875)	(603)	—	—	22,392
Operating expenses	1,145,195	(2,290)	(5,091)	(1,573)	(3,637)	(1,097)	—	1,131,507
Operating income	279,420	2,290	5,091	1,573	3,637	1,097	—	293,108
Income before income taxes	353,759	2,290	5,091	1,573	3,637	1,097	(152,867)	214,580
Provision for income taxes	82,468	593	793	248	890	284	(36,621)	48,655
Net income attributable to TEGNA Inc.	271,704	1,697	4,298	1,325	2,747	813	(116,246)	166,338
Earnings per share - diluted (a)	$1.55	$0.01	$0.03	$0.01	$0.02	$0.01	$(0.67)	$0.95

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$67,922	$82,144	(17%)	$126,593	$271,704	(53%)
Less: Net loss attributable to redeemable noncontrolling interest	(20)	(115)	(83%)	(384)	(413)	(7%)
Plus: Provision for income taxes	20,264	21,207	(4%)	35,425	82,468	(57%)
Plus: Interest expense	41,789	41,748	0%	83,600	84,116	(1%)
Less: Interest income	(8,168)	(5,873)	39%	(16,241)	(11,446)	42%
Plus (Less): Other non-operating items, net	627	2,749	(77%)	2,444	(147,009)	***
Operating income (GAAP basis)	122,414	141,860	(14%)	231,437	279,420	(17%)
Plus: Octillion earnout adjustment	—	—	***	1,697	—	***
Plus: Retention costs - employee awards stock-based compensation	808	2,198	(63%)	1,634	5,091	(68%)
Plus: Retention costs - cash	337	1,003	(66%)	707	1,573	(55%)
Plus: M&A-related costs	—	—	***	—	2,290	***
Plus: Asset impairment and other	—	—	***	—	1,097	***
Plus: Workforce restructuring	2,775	1,830	52%	2,775	3,637	(24%)
Adjusted operating income (non-GAAP basis)	126,334	146,891	(14%)	238,250	293,108	(19%)
Plus: Depreciation	15,796	15,173	4%	31,275	29,483	6%
Plus: Amortization of intangible assets	8,832	13,663	(35%)	17,685	27,323	(35%)
Adjusted EBITDA	$150,962	$175,727	(14%)	$287,210	$349,914	(18%)
Stock-based compensation expenses:
Employee awards	5,172	6,740	(23%)	11,441	14,980	(24%)
Company stock 401(k) match contributions	3,980	4,787	(17%)	8,649	10,216	(15%)
Adjusted EBITDA before stock-based compensation costs	$160,114	$187,254	(14%)	$307,300	$375,110	(18%)

*** Not meaningful

In the second quarter of 2025 Adjusted EBITDA margin was 22% with stock-based compensation expense or 24% without those expenses. For the six months ended June 30, 2025, Adjusted EBITDA margin was 21% with stock-based compensation expense or 23% without those expenses. Our total Adjusted EBITDA decreased $24.8 million, or 14%, in the second quarter of 2025 and $62.7 million, or 18% in the first six months of 2025, compared to 2024. These decreases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decreases in political revenue and AMS revenue and the decrease in operating expenses.

Liquidity, Capital Resources and Cash Flows

Our operations generate positive cash flow that, along with availability under our revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, debt repayments, investments in strategic initiatives and other operating requirements.

In December 2023, our Board of Directors authorized a share repurchase program for up to $650.0 million of our common stock. As of June 30, 2025, $375.2 million of common shares may still be repurchased under this program. This share repurchase program expires on December 31, 2025.

Our comprehensive capital allocation framework supports shareholder value creation through a predictable and sustained distribution of free cash flow to shareholders. We continue to expect to return 40-60 percent of our Adjusted free cash flow generated over 2024-2025 to shareholders. Remaining Adjusted free cash flow is expected to be used for organic investments and/or acquisitions and to prepare for future debt retirement. We will continue to analyze all uses of capital, including regular evaluation of the dividend, with a goal of maximizing long-term shareholder value creation.

Our capital allocation plan is subject to a variety of factors, including our strategic plans, market and economic conditions and the discretion of our Board of Directors.

During the first six months of 2025, we returned $40.2 million of capital to shareholders in the form of dividends. During the first half of 2024, we returned $195.6 million of capital to shareholders with $154.7 million of share repurchases, representing 10.8 million shares, and paid $40.9 million in dividends.

During 2025, we have deployed surplus cash in time deposit and money market investments with several financial institutions.

As of June 30, 2025, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving Credit Agreement, was 2.97x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the Credit Agreement) for the trailing eight quarters. We expect to remain compliant with all covenants for the foreseeable future. As of June 30, 2025, our total debt was $3.1 billion, cash and cash equivalents totaled $756.5 million, and we had unused borrowing capacity of $738.2 million under our revolving credit facility after reducing for outstanding letters of credit. Our debt consists of unsecured notes, which have fixed interest rates. Our nearest debt maturity is a $550 million debt maturing in March 2026. We redeemed $250 million of this debt on July 2, 2025 using available cash on hand.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors. See Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1.A “Risk Factors,” in our 2024 Annual Report on Form 10-K for further discussion. We expect our existing cash and cash equivalents, expected future cash flow from our operations, and borrowing capacity under the revolving credit facility will be more than sufficient to satisfy our recurring contractual commitments, debt service obligations, capital expenditure requirements, and other working capital needs for the next twelve months and beyond.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2025	2024

Cash and cash equivalents at beginning of the period	$693,214	$361,036

Operating activities:
Net income	126,209	271,291
Gain on investment sales	—	(153,626)
Depreciation, amortization and other non-cash adjustments	70,684	87,092
Pension expense, net of employer contributions	1,558	436
Decrease in trade receivables	19,646	19,830
Decrease in accounts payable	(1,904)	(35,820)
(Decrease) increase in interest and taxes payable	(55,510)	33,194
All other operating activities	(1,192)	2,762
Net cash flow from operating activities	159,491	225,159

Investing activities:
Purchase of property and equipment	(12,051)	(20,883)
Proceeds from investments	1,487	155,037
Payments for acquisitions of businesses and assets, net of cash acquired	(1,745)	(52,799)
All other investing activities	(1,963)	(9,725)
Net cash flow (used for) provided by investing activities	(14,272)	71,630

Financing activities:
Dividends paid	(40,196)	(40,914)
Repurchase of noncontrolling interest in Premion	(20,845)	—
Payments for tax withholding related to vested stock-based compensation awards and share repurchase excise tax	(14,488)	(10,035)
Payment for acquisition-related earnout consideration	(6,364)	—
Repurchase of common stock	—	(154,699)
Payments for debt issuance cost	—	(6,448)
Net cash flow used for financing activities	(81,893)	(212,096)
Net change in cash and cash equivalents	63,326	84,693
Cash and cash equivalents at end of the period	$756,540	$445,729

Operating activities - Cash flow from operating activities was $159.5 million for the six months ended June 30, 2025, compared to $225.2 million for the same period in 2024, representing a decrease of $65.7 million. The decline was primarily attributable to a $48.0 million decline in operating income and a $42.1 million increase in income tax payments, driven primarily by the purchase of clean energy tax credits. These impacts were partially offset by a $33.9 million favorable change in accounts payable due to the timing of payments.

Investing activities - Net cash used in investing activities amounted to $14.3 million for the six months ended June 30, 2025, compared to net cash provided by investing activities of $71.6 million for the same period in 2024. The year-over-year decrease of $85.9 million in net cash from investing activities was primarily attributable to $152.9 million in proceeds received from the sale of our investment in BMI during the first quarter of 2024. This was partially offset by cash outflows of $52.8 million related to the acquisition of Octillion Media in 2024.

Financing activities - Net cash used in financing activities totaled $81.9 million for the six months ended June 30, 2025, compared to $212.1 million for the same period in 2024. The year-over-year decrease in cash outflows was primarily attributable to our repurchase of $154.7 million of common stock on the open market under our authorized share repurchase program in the first half of 2024. No such repurchase activity occurred during the first six months of 2025. Additionally, in 2025 we paid $20.8 million as a result of Premion redeeming Gray Television’s ownership interest in Premion.

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

As of June 30, 2025, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $738.2 million under our $750 million revolving credit facility, which expires in January 2029. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, our Board of Directors authorized the renewal of our share repurchase program for up to $650 million of our common stock over two years. The shares may be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, blackout periods and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. We did not repurchase any shares under the repurchase program during the six months ended June 30, 2025. As of June 30, 2025, $375.2 million of common shares may still be repurchased under this program. This share repurchase program expires on December 31, 2025.

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

Date: August 7, 2025	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)