Form 10-Q
period 2025-09-30
TEGNA INC
filed 2025-11-10
CIK 39899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 31, 2025 was 161,056,789.

INDEX TO TEGNA INC.

September 30, 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars (Unaudited)

	Sept. 30, 2025	Dec. 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$232,775	$693,214
Accounts receivable, net of allowances of $4,545 and $2,831, respectively	576,467	604,300
Other receivables	22,871	11,752
Syndicated programming rights	35,377	28,097
Prepaid expenses and other current assets	29,418	23,049
Total current assets	896,908	1,360,412
Property and equipment
Cost	1,086,092	1,093,900
Less accumulated depreciation	(665,337)	(649,581)
Net property and equipment	420,755	444,319
Intangible and other assets
Goodwill	3,015,944	3,015,944
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $211,691 and $185,175, respectively	2,282,631	2,309,772
Right-of-use assets for operating leases	65,104	63,535
Investments and other assets	126,208	132,537
Total intangible and other assets	5,489,887	5,521,788
Total assets	$6,807,550	$7,326,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts (Unaudited)

	Sept. 30, 2025	Dec. 31, 2024
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$83,617	$87,338
Accrued liabilities
Compensation	72,598	64,343
Interest	10,771	44,719
Contracts payable for programming rights	153,019	143,095
Other	84,286	75,454
Income taxes payable	—	51,331
Total current liabilities	404,291	466,280

Noncurrent liabilities
Net deferred income tax liabilities	588,172	579,213
Long-term debt	2,530,015	3,076,451
Pension liabilities	58,586	65,956
Operating lease liabilities	60,113	63,421
Other noncurrent liabilities	50,109	50,167
Total noncurrent liabilities	3,286,995	3,835,208
Total liabilities	$3,691,286	$4,301,488

Commitments and contingent liabilities (see Note 10)

Redeemable noncontrolling interest (see Note 1)	$—	$20,317

Shareholders̛ equity
Common stock of $1 per value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	27,941	27,941
Retained earnings	8,585,313	8,549,717
Accumulated other comprehensive loss	(104,036)	(106,644)
Less treasury stock at cost, 163,364,589 shares and 164,520,591 shares, respectively	(5,717,373)	(5,790,719)
Total equity	3,116,264	3,004,714
Total liabilities, redeemable noncontrolling interest and equity	$6,807,550	$7,326,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2025	2024	2025	2024

Revenues	$650,791	$806,827	$2,005,885	$2,231,442

Operating expenses:
Cost of revenues[1]	422,121	437,855	1,286,008	1,300,466
Business units - Selling, general and administrative expenses	89,901	96,882	280,446	294,080
Corporate - General and administrative expenses	22,821	13,188	43,086	40,671
Depreciation	14,997	15,543	46,272	45,026
Amortization of intangible assets	8,831	13,467	26,516	40,790
Asset impairment and other	—	—	—	1,097
Total	558,671	576,935	1,682,328	1,722,130
Operating income	92,120	229,892	323,557	509,312

Non-operating (expense) income:
Interest expense	(39,027)	(42,288)	(122,627)	(126,404)
Interest income	5,935	7,023	22,176	18,469
Other non-operating items, net	(5,104)	(2,696)	(7,548)	144,313
Total	(38,196)	(37,961)	(107,999)	36,378

Income before income taxes	53,924	191,931	215,558	545,690
Provision for income taxes	16,808	44,743	52,233	127,211
Net income	37,116	147,188	163,325	418,479
Net loss attributable to redeemable noncontrolling interest	—	260	384	673
Net income attributable to TEGNA Inc.	$37,116	$147,448	$163,709	$419,152

Earnings per share:
Basic	$0.23	$0.89	$1.01	$2.44
Diluted	$0.23	$0.89	$1.00	$2.44

Weighted average number of common shares outstanding:
Basic shares	161,606	165,188	161,312	170,820
Diluted shares	163,047	165,748	162,546	171,334

1 Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2025	2024	2025	2024

Net Income	$37,116	$147,188	$163,325	$418,479
Other comprehensive income, before tax:
Recognition of previously deferred post-retirement benefit plan costs	1,419	1,498	4,257	4,493
Recognition of foreign currency translation adjustments	(560)	—	(560)	—
Income tax effect related to components of other comprehensive income	(363)	(386)	(1,089)	(1,160)
Other comprehensive income, net of tax	496	1,112	2,608	3,333
Comprehensive income	37,612	148,300	165,933	421,812
Comprehensive loss attributable to redeemable noncontrolling interest	—	260	384	673
Comprehensive income attributable to TEGNA Inc.	$37,612	$148,560	$166,317	$422,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2025	2024
Cash flows from operating activities:
Net income	$163,325	$418,479
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	72,788	85,816
Employee stock-based compensation awards	20,530	30,660
Company stock 401(k) match contributions	12,673	14,251
Gain on investment sales	—	(153,626)
Pension expense, net of employer contributions	828	(1,530)
Change in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	26,119	16,931
Decrease in accounts payable	(3,721)	(22,987)
(Decrease) increase in interest and taxes payable	(91,643)	13,766
Increase in deferred revenue	2,332	10,734
Changes in other assets and liabilities, net	15,394	22,722
Net cash flow from operating activities	218,625	435,216
Cash flows from investing activities:
Purchase of property and equipment	(22,810)	(36,297)
Payments for acquisitions of businesses and assets, net of cash acquired	(1,745)	(52,799)
Payments for investments	(2,974)	(19,382)
Proceeds from investments	2,149	157,365
Proceeds from sale of assets	673	220
Net cash flow (used for) provided by investing activities	(24,707)	49,107
Cash flows from financing activities:
Debt repayment	(550,000)	—
Repurchase of common stock	—	(224,996)
Dividends paid	(60,326)	(61,375)
Payments for debt issuance costs	—	(6,448)
Payment for acquisition-related earnout consideration	(6,364)	(4,667)
Repurchase of noncontrolling interest in Premion	(20,845)	—
Payments for tax withholding related to vested stock-based compensation awards and share repurchase excise tax	(16,822)	(11,620)
Net cash flow used for financing activities	(654,357)	(309,106)
(Decrease) increase in cash and cash equivalents	(460,439)	175,217
Balance of cash and cash equivalents at beginning of period	693,214	361,036
Balance of cash and cash equivalents at end of period	$232,775	$536,253

Supplemental cash flow information:
Cash paid for income taxes, net of refunds(1)	$109,786	$75,386
Cash paid for interest	$152,700	$155,853

(1) Includes $71,474 of payments for clean energy tax credits in 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Quarter ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of June 30, 2025	$—	$324,419	$27,941	$8,574,627	$(104,532)	$(5,729,132)	$3,093,323
Net (loss) income	—	—	—	37,116	—	—	37,116
Other comprehensive income, net of tax	—	—	—	—	496	—	496
Total comprehensive income							37,612
Dividends declared: $0.125 per share	—	—	—	(20,130)	—	—	(20,130)
Stock-based awards activity	—	—	(7,792)	(6,300)	—	11,759	(2,333)
Employee awards stock-based compensation	—	—	7,455	—	—	—	7,455
Other activity	—	—	337	—	—	—	337
Balance as of Sept. 30, 2025	$—	$324,419	$27,941	$8,585,313	$(104,036)	$(5,717,373)	$3,116,264

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of June 30, 2024	$19,555	$324,419	$27,941	$8,281,037	$(117,389)	$(5,714,908)	$2,801,100
Net (loss) income	(260)	—	—	147,448	—	—	147,448
Other comprehensive income, net of tax	—	—	—	—	1,112	—	1,112
Total comprehensive income							148,560
Dividends declared: $0.125 per share	—	—	—	(20,461)	—	—	(20,461)
Company stock 401(k) match contributions	—	—	(5,906)	(7,273)	—	17,214	4,035
Stock-based awards activity	—	—	(5,034)	(6,200)	—	9,649	(1,585)
Employee awards stock-based compensation	—	—	10,590	—	—	—	10,590
Repurchase of common stock	—	—	—	—	—	(70,580)	(70,580)
Adjustment of redeemable noncontrolling interest to redemption value	641	—	—	(641)	—	—	(641)
Other activity	—	—	350	—	—	—	350
Balance as of Sept. 30, 2024	$19,936	$324,419	$27,941	$8,393,910	$(116,277)	$(5,758,625)	$2,871,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Unaudited, in thousands of dollars, except per share data

Nine Months Ended:	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2024	$20,317	$324,419	$27,941	$8,549,717	$(106,644)	$(5,790,719)	$3,004,714
Net (loss) income	(384)	—	—	163,709	—	—	163,709
Other comprehensive income, net of tax	—	—	—	—	2,608	—	2,608
Total comprehensive income							166,317
Dividends declared: $0.375 per share	—	—	—	(60,326)	—	—	(60,326)
Stock-based awards activity	—	—	(21,592)	(66,875)	—	75,772	(12,695)
Employee stock-based compensation expenses	—	—	20,530	—	—	—	20,530
Adjustment of redeemable noncontrolling interest to redemption value	912	—	—	(912)	—	—	(912)
Repurchase of noncontrolling interest in Premion	(20,845)	—	—	—	—	—	—
Other activity	—	—	1,062	—	—	(2,426)	(1,364)
Balance as of Sept. 30, 2025	$—	$324,419	$27,941	$8,585,313	$(104,036)	$(5,717,373)	$3,116,264

	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2023	$18,812	$324,419	$27,941	$8,091,245	$(119,610)	$(5,619,123)	$2,704,872
Net (loss) income	(673)	—	—	419,152	—	—	419,152
Other comprehensive income, net of tax	—	—	—	—	3,333	—	3,333
Total comprehensive income							422,485
Dividends declared: $0.36375 per share	—	—	—	(61,375)	—	—	(61,375)
Company stock 401(k) match contributions	—	—	(25,610)	(22,438)	—	62,299	14,251
Stock-based awards activity	—	—	(64,162)	(30,877)	—	83,419	(11,620)
Employee stock-based compensation expenses	—	—	30,660	—	—	—	30,660
Repurchase of common stock			58,029	—	—	(285,220)	(227,191)
Adjusted redeemable noncontrolling interest to redemption value	1,797	—	—	(1,797)	—	—	(1,797)
Other activity	—	—	1,083	—	—	—	1,083
Balance as of Sept. 30, 2024	$19,936	$324,419	$27,941	$8,393,910	$(116,277)	$(5,758,625)	$2,871,368

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2025	2024	2025	2024
Revenue	$650,791	$806,827	$2,005,885	$2,231,442
Less:
Programming	247,579	243,354	761,110	739,046
Employee compensation (a)	171,983	182,779	510,457	545,006
Other segment items (b)	100,577	111,191	316,456	327,973
Adjusted EBITDA	$130,652	$269,503	$417,862	$619,417
(Less) Plus: All other segment items (c)	(93,536)	(122,315)	(254,537)	(200,938)
Net income	$37,116	$147,188	$163,325	$418,479

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

Merger Agreement: On August 18, 2025, TEGNA Inc. (the Company) entered into an Agreement and Plan of Merger (the Merger Agreement), with Nexstar Media Group, Inc., a Delaware corporation (Nexstar) and Teton Merger Sub, Inc. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Nexstar.

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that at closing of the transactions contemplated by the Merger Agreement, (i) Merger Sub will be merged with and into the Company (the Merger), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Nexstar, and (ii) each share of common stock, par value $1.00 per share, of the Company (the Common Stock) outstanding immediately prior to the effective time of the Merger (the Effective Time), other than certain excluded shares, will at the Effective Time automatically be converted into the right to receive $22.00 per share of Common Stock in cash, without interest.

The Merger is subject to the approval of the Merger Agreement by the stockholders of TEGNA and the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close by the second half of 2026. On October 10, 2025, we filed a definitive proxy statement (the Proxy Statement) with the SEC with respect to a special meeting of TEGNA stockholders to be held on November 18, 2025 to consider and vote upon the Merger and related proposals.

The Merger Agreement contains certain termination rights for the parties and provides that, upon termination of the Merger Agreement under certain specified circumstances, TEGNA will be required to pay Nexstar a termination fee of $120.0 million, and other certain other circumstances, Nexstar will be required to pay TEGNA a termination fee of $125.0 million.

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

New accounting guidance not yet adopted: In December 2023, the FASB issued new guidance that changes certain disclosure requirements related to income taxes. The guidance requires entities to disclose additional quantitative and qualitative information about the reconciliation between their statutory and effective tax rates. Specifically, the guidance requires disaggregation of the reconciling items using standardized categories. This guidance also requires additional disclosure of income taxes paid to now include disaggregation on a federal, state and foreign basis and to specifically include the amount of income taxes paid to individual jurisdictions when they represent five percent or more of total income tax payments. The new guidance will be effective for us beginning with our 2025 annual reporting and may be applied on either a prospective or retrospective basis. We do not expect that this new guidance will have a material impact on our financial statements.

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

In July 2025, the FASB issued new guidance related to estimating expected credit losses on accounts receivable and contract asset balances. This guidance allows all entities to elect to use a practical expedient whereby they can assume that current conditions as of the balance sheet date do not change for the remaining life of the account receivable or contract asset. The new guidance will be effective for us beginning in 2026 and must be adopted on a prospective basis. We are currently evaluating the impact of this new guidance.

In September 2025, the FASB issued new guidance related to internal-use software. This guidance removes project stages as the deciding factor when determining when to capitalize internal-use software costs. Instead, it requires entities to begin capitalization of such costs when management has committed to funding the project and it is probable that the project will be completed and that the software will be used for its intended purpose. The new guidance will be effective for us beginning in 2028 and may be adopted on either a prospective, modified transition or retrospective basis. Early adoption of the guidance is permitted as of the beginning of a fiscal year. We are currently evaluating the impact of this new guidance.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. As of September 30, 2025, our allowance for doubtful accounts was $4.5 million as compared to $2.8 million as of December 31, 2024.

Redeemable Noncontrolling interest: Our Premion business operates an advertising network for over-the-top streaming and connected television platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Television (Gray) and entered into a commercial reselling agreement with the affiliate. Because redemption of the minority ownership interest was outside our control, Gray’s equity interest was presented outside of the Equity section on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interest.” On April 1, 2025, Gray exercised its put right following the expiration of the commercial agreement. In connection with this, Premion redeemed Gray’s full interest in Premion for $20.8 million on April 30, 2025.

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

Revenue earned by these sources in the third quarter and first nine months of 2025 and 2024 are shown below (amounts in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2025	2024	2025	2024

Distribution	$358,451	$361,585	$1,107,584	$1,113,292
Advertising & Marketing Services	273,378	309,661	847,631	904,299
Political	9,881	126,318	21,689	185,789
Other	9,081	9,263	28,981	28,062
Total revenues	$650,791	$806,827	$2,005,885	$2,231,442

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

NOTE 2 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	Sept. 30, 2025		Dec. 31, 2024
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,015,944	$—	$3,015,944	$—

Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	2,124,106		2,124,731
Amortizable intangible assets:
Network affiliation agreements	266,018	(138,071)	266,018	(122,539)
Other	104,198	(73,620)	104,198	(62,636)
Total indefinite-lived and amortizable intangible assets	$2,494,322	$(211,691)	$2,494,947	$(185,175)

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

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	Sept. 30, 2025	Dec. 31, 2024

Cash value life insurance	$52,794	$51,860
Equity method investments	16,018	16,280
Other equity investments	27,980	29,020
Debt investment	7,500	7,500
Deferred compensation assets	5,879	6,212
Deferred financing costs	5,009	6,137
Prepaid assets	2,857	5,960
Other long-term assets	8,171	9,568
Total	$126,208	$132,537

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

Other equity investments: Represents investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control and do not exert significant influence. These investments are either recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments or fair value using the net asset value per share practical expedient. In the third quarter of 2025, we recognized a $2.1 million impairment charge related to one of these investments.

Debt Investment: Represents an investment in the debt of a private company.

Deferred compensation assets: Consist primarily of investments held in a trust established to fund obligations under TEGNA’s nonqualified deferred compensation plan.

Deferred financing costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Financing costs paid for our unsecured notes are accounted for as a reduction in the debt obligation.

Prepaid assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.

NOTE 4 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Sept. 30, 2025	Dec. 31, 2024

Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$-	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total outstanding principal	2,540,000	3,090,000
Debt issuance costs	(12,698)	(17,285)
Unamortized discounts	2,713	3,736
Total long-term debt, net	$2,530,015	$3,076,451

On July 2, 2025, we utilized available cash on hand to repay $250 million of our $550 million unsecured notes that were scheduled to mature in March 2026. We also paid $3.5 million of accrued interest and wrote off $0.5 million of unamortized debt issuance costs related to the early partial payoff of these notes.

On September 22, 2025, we utilized available cash on hand to repay the remaining $300 million of our $550 million unsecured notes that were scheduled to mature in March 2026. We also paid $0.3 million of accrued interest and wrote off $0.4 million of unamortized debt issuance costs related to the early payoff of these notes.

As of September 30, 2025, cash and cash equivalents totaled $232.8 million and we had $11.8 million of letters of credit outstanding and unused borrowing capacity of $738.2 million under our $750 million revolving credit facility, which expires in January 2029. We were in compliance with all covenants, including the leverage ratio (our one financial covenant) contained in our debt agreements and revolving credit facility. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

NOTE 5 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The total net pension obligations, including both current and non-current liabilities, as of September 30, 2025, were $68.3 million, of which $9.7 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheets.

Pension costs (income), which primarily include costs for the qualified TRP and the non-qualified TEGNA Supplemental Retirement Plan (SERP), are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2025	2024	2025	2024

Interest cost on benefit obligation	$5,444	$5,686	$16,332	$17,058
Expected return on plan assets	(5,179)	(5,517)	(15,539)	(16,550)
Amortization of prior service (credit) cost	(59)	23	(176)	68
Amortization of actuarial loss	1,478	1,475	4,433	4,425
Expense for company-sponsored retirement plans	$1,684	$1,667	$5,050	$5,001

Benefits no longer accrue for TRP and SERP participants as a result of amendments to the plans in past years, and as such we no longer incur a service cost component of pension expense. All other components of our pension expense presented above are included within the “Other non-operating items, net” line item of the Consolidated Statements of Income.

During the nine months ended September 30, 2025 we did not make any cash contributions to the TRP, and do not expect to make any contributions to the TRP during the remainder of 2025. We made contributions of $3.7 million in the nine months ended September 30, 2024. We made benefit payments to SERP participants of $4.2 million and $2.8 million during the nine months ended September 30, 2025 and 2024, respectively, and expect to make additional cash payments of $1.0 million to SERP participants during the remainder of 2025.

NOTE 6 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency	Total
Quarter ended:
Balance as of June 30, 2025	$(105,064)	$532	$(104,532)
Amounts reclassified from AOCL	1,028	(532)	496
Total other comprehensive income	1,028	(532)	496
Balance as of Sept. 30, 2025	$(104,036)	$—	$(104,036)

Balance as of June 30, 2024	$(117,921)	$532	$(117,389)
Amounts reclassified from AOCL	1,112	—	1,112
Total other comprehensive income	1,112	—	1,112
Balance as of Sept. 30, 2024	$(116,809)	$532	$(116,277)

Nine Months Ended:
Balance as of Dec. 31, 2024	$(107,176)	$532	$(106,644)
Amounts reclassified from AOCL	3,140	(532)	2,608
Total other comprehensive income	3,140	(532)	2,608
Balance as of Sept. 30, 2025	$(104,036)	$—	$(104,036)

Balance as of Dec. 31, 2023	$(120,142)	$532	$(119,610)
Amounts reclassified from AOCL	3,333	—	3,333
Total other comprehensive income	3,333	—	3,333
Balance as of Sept. 30, 2024	$(116,809)	$532	$(116,277)

Reclassifications from AOCL to the Consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post-retirement reclassifications are related to the amortization of prior service (credits) costs and actuarial losses. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2025	2024	2025	2024

Amortization of prior service (credit) cost	$(59)	$23	$(176)	$68
Amortization of actuarial loss	1,478	1,475	4,433	4,425
Foreign currency	(560)	—	(560)	—
Total reclassifications, before tax	859	1,498	3,697	4,493
Income tax effect	(363)	(386)	(1,089)	(1,160)
Total reclassifications, net of tax	$496	$1,112	$2,608	$3,333

NOTE 7 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2025	2024	2025	2024

Net income	$37,116	$147,188	$163,325	$418,479
Net loss attributable to the noncontrolling interest	—	260	384	673
Adjustment of redeemable noncontrolling interest to redemption value	—	(641)	(912)	(1,797)
Earnings available to common shareholders	$37,116	$146,807	$162,797	$417,355

Weighted average number of common shares outstanding - basic	161,606	165,188	161,312	170,820
Effect of dilutive securities:
Restricted stock units	755	447	730	378
Performance share awards	126	113	142	136
401(k) match shares	560	—	362	—
Weighted average number of common shares outstanding - diluted	163,047	165,748	162,546	171,334

Net income per share - basic	$0.23	$0.89	$1.01	$2.44
Net income per share - diluted	$0.23	$0.89	$1.00	$2.44

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

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share awards. The diluted earnings per share amounts exclude the effects of approximately 10 thousand and 40 thousand stock awards for the three and nine months ended September 30, 2025, respectively, and approximately 160 thousand and 360 thousand stock awards for the three and nine months ended September 30, 2024, respectively, as their inclusion would be accretive to earnings per share.

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

We also hold other financial instruments, including cash and cash equivalents, receivables, accounts payable, contingent consideration and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximate their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.54 billion on September 30, 2025 and $2.98 billion on December 31, 2024. The decrease is primarily due to the early repayment of the $550 million unsecured notes that were scheduled to mature in March 2026.

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

In December 2023, our Board of Directors authorized a new share repurchase program for up to $650.0 million of our common stock, which was in addition to the ASR program. This share repurchase program expires on December 31, 2025. No repurchases were made under this program in the first nine months of 2025. In the third quarter of 2024, 4.8 million shares were repurchased under this program at an average share price of $14.51 for an aggregate cost of $70.1 million. In the first nine months of 2024, 15.7 million shares were repurchased under this program at an average share price of $14.36 for an aggregate cost of $226.0 million. Of the shares repurchased in 2024, $1.0 million had not yet been paid for as of the end of the third quarter of 2024. Under the terms of the Merger Agreement, TEGNA is not permitted to repurchase its common stock during the pendency of the Merger.

NOTE 10 – Other matters

Litigation

Litigation Relating to the Merger

As of November 10, 2025, three complaints have been filed by purported stockholders of TEGNA in connection with the Merger: Faul v. TEGNA Inc., et al., No. 25-cv-12161 (filed in the U.S. District Court for the Northern District of Illinois on October 3, 2025), Cohen v. TEGNA Inc., et al., Index No. 659416/2025 (filed in New York County on October 28, 2025), and Brady v. TEGNA Inc., et. al., Index No. 659438/2025 (filed in New York County on October 29, 2025). The complaints generally allege that the preliminary proxy statement filed by TEGNA on September 17, 2025 in connection with the Merger (the “Preliminary Proxy Statement”) or the definitive proxy statement filed by TEGNA on October 10, 2025 in connection with the Merger (the “Definitive Proxy Statement”) include false and misleading information and/or fail to disclose allegedly material information in violation of federal or state law. The complaints seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ and expert fees. In addition to these complaints, TEGNA has received demand letters from counsel representing purported stockholders of TEGNA, alleging similar deficiencies and/or omissions in the Preliminary Proxy Statement or the Definitive Proxy Statement. TEGNA believes that the allegations in these actions are without merit. Additional complaints arising out of the Merger may be filed in the future, and additional demand letters arising out of the Merger may be received in the future.

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

Since the national media reports, numerous putative class action lawsuits were filed against owners of television stations (the Advertising Cases) in different jurisdictions. Plaintiffs are a putative class consisting of all persons and entities in the United States who paid for all or a portion of advertisement time on local television provided by the defendants. The Advertising Cases assert antitrust and other claims and seek monetary damages, attorneys’ fees, costs and interest, as well as injunctions against the allegedly wrongful conduct.

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

Discovery in the Advertising Cases is ongoing. We believe that the claims asserted in the Advertising Cases are without merit and are defending vigorously against them.

Other litigation matters

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

Related Party Transactions

We have an equity investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. We also have a commercial agreement with MadHive, which expires on December 31, 2025, under which MadHive provides platform services to our Premion business. We previously had an additional commercial agreement with MadHive under which Premion had access to streaming inventory available in MadHive’s demand site platform. That agreement expired as of December 31, 2024. In the third quarter and first nine months of 2025, we incurred expenses of $0.2 million and $0.5 million, respectively, as a result of the commercial agreement with MadHive. In the third quarter and first nine months of 2024, we incurred expenses of $16.4 million and $53.7 million, respectively, as a result of the commercial agreements with MadHive. As of September 30, 2025, and December 31, 2024, we had accounts receivable associated with the MadHive commercial agreements of $0.1 million and $0.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We serve our local communities across the U.S. through trustworthy journalism, engaging content, and tools that help people navigate their daily lives. Through customized marketing solutions, we help businesses grow and thrive. With 64 television stations and two radio stations in 51 U.S. markets, we reach over 100 million people every month across the web, mobile apps, connected television (CTV), and linear television. We are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We produce more than 1,700 hours of local news content per week, making us one of the nation’s largest originators of local news, and our stations have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Additionally, through our network affiliation and local sports rights agreements, we carry popular sports content, including professional and collegiate sports and the Olympics. We also own leading multicast networks True Crime Network and Quest. Each of our television stations has a robust digital presence across online, mobile, CTV and social platforms, reaching consumers on all devices and platforms they use to consume news content. Our combined local and national sales forces capitalize on the reach of our linear television, digital, CTV, and streaming app platforms (including Premion, our CTV advertising network) offerings to offer our advertising clients with an extensive customer base.

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

Merger Agreement

On August 18, 2025, TEGNA Inc. entered into the Merger Agreement, with Nexstar. We currently expect the Merger, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close by the second half of 2026. See the Notes to the condensed consolidated financial statements for further information about the Merger Agreement, the pending Merger and related matters.

As permitted by the terms of the Merger Agreement, we plan to continue to pay our regular quarterly dividend of $0.125 per share through the closing of the Merger. As required by the terms of the Merger Agreement, TEGNA has suspended repurchases of its common shares during the pendency of the transaction.

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

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2025	2024	Change	2025	2024	Change

Revenues	$650,791	$806,827	(19%)	$2,005,885	$2,231,442	(10%)

Operating expenses:
Cost of revenues	422,121	437,855	(4%)	1,286,008	1,300,466	(1%)
Business units - Selling, general and administrative expenses	89,901	96,882	(7%)	280,446	294,080	(5%)
Corporate - General and administrative expenses	22,821	13,188	73%	43,086	40,671	6%
Depreciation	14,997	15,543	(4%)	46,272	45,026	3%
Amortization of intangible assets	8,831	13,467	(34%)	26,516	40,790	(35%)
Asset impairment and other	—	—	***	—	1,097	***
Total	$558,671	$576,935	(3%)	$1,682,328	$1,722,130	(2%)

Operating income	$92,120	$229,892	(60%)	$323,557	$509,312	(36%)

Non-operating (expense) income	(38,196)	(37,961)	1%	(107,999)	36,378	***
Provision for income taxes	16,808	44,743	(62%)	52,233	127,211	(59%)
Net income	37,116	147,188	(75%)	163,325	418,479	(61%)
Net loss attributable to redeemable noncontrolling interest	—	260	***	384	673	(43%)
Net income attributable to TEGNA Inc.	$37,116	$147,448	(75%)	$163,709	$419,152	(61%)

Net Income per share - basic	$0.23	$0.89	(74%)	$1.01	$2.44	(59%)
Net Income per share - diluted	$0.23	$0.89	(74%)	$1.00	$2.44	(59%)

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2025	2024	Change	2025	2024	Change

Distribution	$358,451	$361,585	(1%)	$1,107,584	$1,113,292	(1%)
Advertising & Marketing Services	273,378	309,661	(12%)	847,631	904,299	(6%)
Political	9,881	126,318	(92%)	21,689	185,789	(88%)
Other	9,081	9,263	(2%)	28,981	28,062	3%
Total revenues	$650,791	$806,827	(19%)	$2,005,885	$2,231,442	(10%)

Total revenues decreased $156.0 million in the third quarter of 2025 and $225.6 million in the first nine months of 2025 compared to the same periods in 2024. The net decreases were primarily driven by a decline in political revenue ($116.4 million third quarter, $164.1 million first nine months) consistent with cyclical even-to-odd year comparisons. AMS revenue was also down ($36.3 million third quarter, $56.7 million first nine months), driven primarily due to ongoing macroeconomic challenges, the absence of Summer Olympic games, and lower Premion-related revenue following Gray Media’s exit as an exclusive reseller partner, partially offset by growth from local sports rights and local digital growth. Distribution revenue was down ($3.1 million third quarter, $5.7 million first nine months) due to subscriber declines, partially offset by contractual rate increases and the impact of distributor renewals. The net decline for the nine-month period was partially offset by the absence in 2025 of a temporary disruption of service with a distribution partner which was successfully resolved on January 13, 2024.

Cost of revenues

Cost of revenues decreased $15.7 million in the third quarter of 2025 and $14.5 million in the first nine months of 2025 compared to the same periods in 2024. The third quarter net decrease was primarily due to a $13.1 million decline in digital ad serving and platform fees and a $6.8 million decline in employee compensation costs, driven by core operational cost-cutting initiatives. These declines were partially offset by an increase in programming costs of $4.2 million, primarily associated with the costs of sports rights deals. The net decrease for the first nine months was primarily due to a $23.1 million decline in employee compensation and a $14.2 million decrease in digital ad serving and platform fees, partially offset by $22.1 million increase in programming costs, primarily due to sports rights deals.

Business units - Selling, general and administrative expenses

Business unit selling, general and administrative expenses decreased $7.0 million in the third quarter of 2025 and $13.6 million in the first nine months of 2025 compared to the same periods in 2024. The third quarter net decrease was primarily due to a $10.4 million decrease in employee compensation, primarily driven by cost-cutting initiatives, partially offset by a $5.3 million increase in professional services fees. The net decrease in the first nine months was primarily due to declines of $20.0 million in employee compensation and $1.8 million in bad debt expense, partially offset by an increase of $7.0 million in advertising costs and $3.6 million in professional services fees.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance.

Corporate general and administrative expenses increased $9.6 million in the third quarter of 2025 and $2.4 million in the first nine months of 2025 compared to the same periods in 2024. The third quarter increase was primarily due to $12.4 million in merger and acquisition (M&A) related costs partially offset by a $1.8 million decline in employee compensation. The increase for the first nine months was primarily due to an increase in M&A related costs $10.1 million, partially offset by a $4.9 million decline in employee compensation.

Depreciation

Depreciation expense decreased by $0.5 million in the third quarter of 2025 and increased $1.2 million in the first nine months of 2025 compared to the same periods in 2024. The increase in the first nine months was due to the acceleration of depreciation on assets associated with our corporate headquarters lease, for which we exercised an early termination right during the first quarter of 2025.

Amortization of intangible assets

Intangible asset amortization expense decreased $4.6 million in the third quarter of 2025 and $14.3 million in the nine months of 2025 compared to the same periods in 2024. The decreases were due to certain assets reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

We incurred no asset impairment and other expenses in the third quarters of 2025 or 2024 or the first nine months of 2025. We incurred a charge of $1.1 million in the first nine months of 2024 related to a contract termination fee.

Operating income

Operating income decreased $137.8 million in the third quarter of 2025 and $185.8 million in the first nine months of 2025 compared to the same periods in 2024. These decreases were primarily driven by declines in political and AMS revenues, partially offset by a decline in operating expenses. Adjusted operating income, a non-GAAP measure, decreased $133.7 million in the third quarter of 2025 and $188.5 million in the first nine months of 2025, also primarily due to declines in political and AMS revenue, offset by declines in operating expenses. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Results from Operations- Non-GAAP Information” section.

Non-operating (expense) income

Non-operating expense increased $0.2 million in the third quarter of 2025 compared to the same period in 2024. The increase in expense was primarily due to a $2.4 million increase in other non-operating expense, primarily driven by a $2.1 million impairment charge on an investment and a $1.1 million decrease in interest income. These increases were partially offset by a $3.3 million decline in interest expense due to the payoff of our March 2026 notes, which occurred in the third quarter of 2025.

In the first nine months of 2025, non-operating expense increased $144.4 million compared to the same period in 2024. The increase was primarily due to the absence in 2025 of a $152.9 million gain recognized on the sale of our investment in Broadcast Music, Inc. (BMI) in the first quarter of 2024 and a $2.1 million impairment charge on an investment. These increases were partially offset by a $3.8 million decline in interest expense and a $3.7 million increase in interest income.

Provision for income taxes

Income tax expense decreased $27.9 million in the third quarter of 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in net income before tax partially offset by an increase in our effective income tax rate. Income tax expense decreased $75.0 million in the first nine months of 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in income before taxes, driven in part by a gain recognized on the sale of our investment in BMI in the first quarter of 2024, which did not reoccur in 2025. Our effective income tax rate was 31.2% for the third quarter of 2025, compared to 23.3% for the third quarter of 2024. Our effective income tax rate was 24.2% for the first nine months of 2025, compared to 23.3% for the same period in 2024. The tax rate for the third quarter and first nine months of 2025 is higher than the comparable rate in 2024 primarily due to nondeductible M&A-related transaction costs incurred, a larger tax rate impact from recurring permanent nondeductible items, primarily driven by officer compensation subject to deductibility limits, and a valuation allowance recorded on a minority investment. Partially offsetting the increases were larger tax rate benefits from the purchase of federal clean energy tax credits and a net excess tax benefit recognized in connection with stock-based compensation.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. was $37.1 million, or $0.23 per diluted share, in the third quarter of 2025 compared to $147.4 million, or $0.89 per diluted share, during the same period in 2024. On a non-GAAP basis, net income attributable to TEGNA Inc. was $53.2 million, or $0.33 per diluted share, in the third quarter of 2025 compared to $156.9 million, or $0.94 per diluted share, during the same period in 2024. For the first nine months of 2025, net income attributable to TEGNA Inc. was $163.7 million, or $1.00 per diluted share, compared to $419.2 million, or $2.44 per diluted share, during the same period of 2024. On a non-GAAP basis, net income attributable to TEGNA Inc. was $185.1 million, or $1.13 per diluted share, in the first nine months of 2025 compared to $323.2 million, or $1.88 per diluted share, during the same period in 2024. Both income and earnings per share, on a GAAP and non-GAAP basis, were affected by the factors discussed above. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Results from Operations- Non-GAAP Information” section.

The weighted average number of diluted common shares outstanding during the third quarter of 2025 and 2024 were 163.0 million and 165.7 million, respectively. The weighted average number of diluted shares outstanding in the first nine months of 2025 and 2024 was 162.5 million and 171.3 million, respectively. The third quarter of 2025 decline in the number of diluted common shares outstanding was primarily due to 7.7 million share repurchases since the third quarter of 2024 under our authorized repurchase program. The first nine months of 2025 decline in the number of diluted common shares outstanding was primarily due to share delivery of 4.0 million received in the first quarter of 2024 under our ASR program, which began in the fourth quarter of 2023, and 18.6 million share repurchases since the beginning of 2024.

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

Quarter and nine months ended September 30, 2025:

•
Octillion acquisition earnout adjustment;
•
Retention costs, including stock-based compensation (SBC) and cash payments to certain employees to ensure their continued service to the Company;
•
M&A-related costs;
•
Workforce restructuring expenses; and
•
Other non-operating item related to an investment impairment charge.

Quarter and nine months ended September 30, 2024:

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands, except per share amounts):

		Special Items
Quarter ended Sept. 30, 2025	GAAP measure	Retention costs - Cash	M&A-related costs	Workforce restructuring	Other non-operating item	Non-GAAP measure

Employee compensation	$174,319	$(1,179)	$—	$(1,157)	$—	$171,983
Corporate - General and administrative expenses	22,821	(566)	(12,368)	(58)	—	9,829
Operating expenses	558,671	(1,179)	(12,368)	(1,157)	—	543,967
Operating income	92,120	1,179	12,368	1,157	—	106,824
Income before income taxes	53,924	1,179	12,368	1,157	2,094	70,722
Provision for income taxes	16,808	90	318	287	—	17,503
Net income attributable to TEGNA Inc.	37,116	1,089	12,050	870	2,094	53,219
Earnings per share - diluted	$0.23	$0.01	$0.07	$0.01	$0.01	$0.33

		Special Items
Quarter ended Sept. 30, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	Workforce restructuring	Non-GAAP measure

Employee compensation	$193,380	$(4,044)	$(2,390)	$(4,167)	$182,779
Corporate - General and administrative expenses	13,188	(1,771)	(1,181)	(1,231)	9,005
Operating expenses	576,935	(4,044)	(2,390)	(4,167)	566,334
Operating income	229,892	4,044	2,390	4,167	240,493
Income before income taxes	191,931	4,044	2,390	4,167	202,532
Provision for income taxes	44,743	242	430	518	45,933
Net income attributable to TEGNA Inc.	147,448	3,802	1,960	3,649	156,859
Earnings per share - diluted	$0.89	$0.02	$0.01	$0.02	$0.94

		Special Items
Nine months ended Sept. 30, 2025	GAAP measure	Earnout adjustment	Retention costs - SBC	Retention costs - Cash	M&A-related costs	Workforce restructuring	Other non-operating item	Non-GAAP measure

Employee compensation	$517,909	$—	$(1,634)	$(1,886)	$—	$(3,932)	$—	$510,457
Corporate - General and administrative expenses	43,086	—	(457)	(875)	(12,368)	(192)	—	29,194
Operating expenses	1,682,328	(1,697)	(1,634)	(1,886)	(12,368)	(3,932)	—	1,660,811
Operating income	323,557	1,697	1,634	1,886	12,368	3,932	—	345,074
Income before income taxes	215,558	1,697	1,634	1,886	12,368	3,932	2,094	239,169
Provision for income taxes	52,233	435	300	222	318	988	—	54,496
Net income attributable to TEGNA Inc.	163,709	1,262	1,334	1,664	12,050	2,944	2,094	185,057
Earnings per share - diluted	$1.00	$0.01	$0.01	$0.01	$0.07	$0.02	$0.01	$1.13

		Special Items
Nine months ended Sept. 30, 2024	GAAP measure	Retention costs - SBC	Retention costs - Cash	M&A-related costs	Workforce restructuring	Asset impairment and other	Other non-operating item	Non-GAAP measure

Employee compensation	$565,908	$(9,135)	$(3,963)	$—	$(7,804)	$—	$—	$545,006
Corporate - General and administrative expenses	40,671	(3,094)	(2,056)	(2,290)	(1,834)	—	—	31,397
Operating expenses	1,722,130	(9,135)	(3,963)	(2,290)	(7,804)	(1,097)	—	1,697,841
Operating income	509,312	9,135	3,963	2,290	7,804	1,097	—	533,601
Income before income taxes	545,690	9,135	3,963	2,290	7,804	1,097	(152,867)	417,112
Provision for income taxes	127,211	1,035	678	593	1,408	284	(36,621)	94,588
Net income attributable to TEGNA Inc.	419,152	8,100	3,285	1,697	6,396	813	(116,246)	323,197
Earnings per share - diluted (a)	$2.44	$0.05	$0.02	$0.01	$0.04	$0.01	$(0.68)	$1.88

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2025	2024	Change	2025	2024	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$37,116	$147,448	(75%)	$163,709	$419,152	(61%)
Less: Net loss attributable to redeemable noncontrolling interest	—	(260)	***	(384)	(673)	(43%)
Plus: Provision for income taxes	16,808	44,743	(62%)	52,233	127,211	(59%)
Plus: Interest expense	39,027	42,288	(8%)	122,627	126,404	(3%)
Less: Interest income	(5,935)	(7,023)	(15%)	(22,176)	(18,469)	20%
Plus (Less): Other non-operating items, net	5,104	2,696	89%	7,548	(144,313)	***
Operating income (GAAP basis)	92,120	229,892	(60%)	323,557	509,312	(36%)
Plus: Octillion earnout adjustment	—	—	***	1,697	—	***
Plus: Retention costs - employee awards stock-based compensation	—	4,044	***	1,634	9,135	(82%)
Plus: Retention costs - cash	1,179	2,390	(51%)	1,886	3,963	(52%)
Plus: M&A-related costs	12,368	—	***	12,368	2,290	***
Plus: Asset impairment and other	—	—	***	—	1,097	***
Plus: Workforce restructuring	1,157	4,167	(72%)	3,932	7,804	(50%)
Adjusted operating income (non-GAAP basis)	106,824	240,493	(56%)	345,074	533,601	(35%)
Plus: Depreciation	14,997	15,543	(4%)	46,272	45,026	3%
Plus: Amortization of intangible assets	8,831	13,467	(34%)	26,516	40,790	(35%)
Adjusted EBITDA	$130,652	$269,503	(52%)	$417,862	$619,417	(33%)
Stock-based compensation expenses:
Employee awards	7,455	6,546	14%	18,896	21,526	(12%)
Company stock 401(k) match contributions	4,024	4,035	(0%)	12,673	14,251	(11%)
Adjusted EBITDA before stock-based compensation costs	$142,131	$280,084	(49%)	$449,431	$655,194	(31%)

*** Not meaningful

In the third quarter of 2025 Adjusted EBITDA margin was 20% with stock-based compensation expense or 22% without those expenses. For the nine months ended September 30, 2025, Adjusted EBITDA margin was 21% with stock-based compensation expense or 22% without those expenses. Our total Adjusted EBITDA decreased $138.9 million, or 52%, in the third quarter of 2025 and $201.6 million, or 33% in the first nine months of 2025, compared to 2024. These decreases were primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the decreases in political revenue and AMS revenue and the decrease in operating expenses.

Liquidity, Capital Resources and Cash Flows

Our operations generate positive cash flow that, along with availability under our revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, dividends, share repurchases, debt repayments, investments in strategic initiatives and other operating requirements.

In December 2023, our Board of Directors authorized a share repurchase program for up to $650.0 million of our common stock. As of September 30, 2025, $375.2 million of common shares may still be repurchased under this program. This share repurchase program expires on December 31, 2025. The Merger Agreement requires that we suspend share repurchases under this program during the pendency of the Merger.

During the first nine months of 2025, we returned $60.3 million of capital to shareholders in the form of dividends. During the first nine months of 2024, we returned $286.4 million of capital to shareholders with $225.0 million of share repurchases, representing 15.7 million shares, and paid $61.4 million in dividends.

During 2025, we have deployed surplus cash in time deposit and money market investments with several financial institutions.

As of September 30, 2025, we were in compliance with all covenants contained in our debt agreements and credit facility. Our leverage ratio, calculated in accordance with our revolving Credit Agreement, was 2.82x, below the maximum permitted leverage ratio of 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the Credit Agreement) for the trailing eight quarters. We expect to remain compliant with all covenants for the foreseeable future. As of September 30, 2025, our total debt was $2.5 billion, cash and cash equivalents totaled $232.8 million, and we had unused borrowing capacity of $738.2 million under our revolving credit facility after reducing for outstanding letters of credit. Our debt consists of unsecured notes, which have fixed interest rates. In the third quarter of 2025 we repaid $550 million notes which were due March 2026 using available cash on hand. Our nearest debt maturity is now $200 million of notes which are due in June 2027.

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

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2025	2024

Cash and cash equivalents at beginning of the period	$693,214	$361,036

Operating activities:
Net income	163,325	418,479
Gain on investment sales	—	(153,626)
Depreciation, amortization and other non-cash adjustments	105,991	130,727
Pension expense, net of employer contributions	828	(1,530)
Decrease in trade receivables	26,119	16,931
Decrease in accounts payable	(3,721)	(22,987)
(Decrease) increase in interest and taxes payable	(91,643)	13,766
All other operating activities	17,726	33,456
Net cash flow from operating activities	218,625	435,216

Investing activities:
Purchase of property and equipment	(22,810)	(36,297)
Proceeds from investments	2,149	157,365
Payments for acquisitions of businesses and assets, net of cash acquired	(1,745)	(52,799)
All other investing activities	(2,301)	(19,162)
Net cash flow (used for) provided by investing activities	(24,707)	49,107

Financing activities:
Debt repayment	(550,000)	—
Dividends paid	(60,326)	(61,375)
Repurchase of noncontrolling interest in Premion	(20,845)	—
Payments for tax withholding related to vested stock-based compensation awards and share repurchase excise tax	(16,822)	(11,620)
Payment for acquisition-related earnout consideration	(6,364)	(4,667)
Repurchase of common stock	—	(224,996)
Payments for debt issuance cost	—	(6,448)
Net cash flow used for financing activities	(654,357)	(309,106)
Net change in cash and cash equivalents	(460,439)	175,217
Cash and cash equivalents at end of the period	$232,775	$536,253

Operating activities - Cash flow from operating activities was $218.6 million for the nine months ended September 30, 2025, compared to $435.2 million for the same period in 2024, representing a decrease of $216.6 million. The decline was primarily attributable to a $185.8 million decline in operating income, mainly due to the decrease in political revenue of $164.1 million consistent with the cyclical even-to-odd year comparisons. Income tax payments also increased by $34.4 million, driven primarily by the purchase of clean energy tax credits.

Investing activities - Net cash used in investing activities amounted to $24.7 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $49.1 million for the same period in 2024. The year-over-year decrease of $73.8 million in net cash from investing activities was primarily attributable to $152.9 million in proceeds received from the sale of our investment in BMI during the first quarter of 2024. This was partially offset by cash outflows of $52.8 million related to the acquisition of Octillion Media in 2024. Partially offsetting these declines were year over year reductions of $13.5 million in the purchase of property and equipment and $16.4 million in cash paid for investments.

Financing activities - Net cash used in financing activities totaled $654.4 million for the nine months ended September 30, 2025, compared to $309.1 million for the same period in 2024. The year-over-year increase in cash outflows was primarily driven by the repayment of the 2026 notes totaling $550.0 million. In addition, during the first nine months of 2025 we paid $20.8 million as a result of Premion redeeming Gray Television’s ownership interest in Premion. By contrast, financing outflows in the first nine months of 2024 were largely attributable to the repurchase of $225.0 million of common stock on the open market under our authorized share repurchase program. No share repurchase activity occurred during the first nine months of 2025.

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that do not describe historical facts may constitute forward- looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “might,” “expect,” “positioned,” “strategy,” “future,” “potential,” “forecast,” “outlook,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, statements regarding TEGNA’s future financial and operating results (including growth and earnings), capital allocation framework, plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are necessarily estimates reflecting the best judgment and current views, projections, estimates, expectations, plans, assumptions and beliefs about future events (in each case subject to change) of TEGNA’s senior management and involve a number of risks, uncertainties and other factors, many of which may be beyond our control that could cause actual results to differ materially from those views, projections, estimates, expectations, plans, assumptions and beliefs expressed or implied in such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to:

•
The timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction;
•
Risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals or the approval of the TEGNA stockholders), in the anticipated timeframe or at all;
•
The risk that any announcements relating to the proposed transaction could have adverse effects on the market price of TEGNA’s common stock;
•
Disruption from the proposed transaction making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with TEGNA’s customers, vendors and others with whom it does business;
•
The occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction;
•
Risks related to disruption of management’s attention from TEGNA’s ongoing business operations due to the proposed transaction;
•
Significant transaction costs;
•
The risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future;
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

As of September 30, 2025, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $738.2 million under our $750 million revolving credit facility, which expires in January 2029. Any amounts borrowed under the revolving credit facility in the future are subject to a variable rate. Refer to Note 8 to the condensed consolidated financial statements for information regarding the fair value of our long-term debt.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2025, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2024 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2024 Annual Report on Form 10-K, except that we have identified the following additional risk factors:

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

Risks Related to the Merger

On August 18, 2025, TEGNA Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Nexstar Media Group, Inc. ("Nexstar") and Teton Merger Sub, Inc. a wholly owned subsidiary of Nexstar (the "Merger").

The following are risk factors related to the Merger:

The Merger is subject to receipt of approval from our shareholders as well as the satisfaction of other closing conditions, including conditions that may not be satisfied or completed on a timely basis, if at all.

The consummation of the Merger is subject to a number of important closing conditions that make the closing and timing of the Merger uncertain. The conditions include, among others, (i) the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of our common stock entitled to vote thereon; (ii) the absence of any order, writ, injunction, judgment, decree or ruling by a court of competent jurisdiction in the United States or law in the United States having been adopted prohibiting the consummation of the Merger; (iii) the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any agreement with a governmental entity not to consummate the transactions contemplated by the Merger Agreement that was entered into with the prior written consent of each of Nexstar and the Company; (iv) the grant by the FCC of applications required to be filed with the FCC to obtain the approvals of the FCC pursuant to the Communications Act of 1934, including the Telecommunications Act of 1996; (v) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers); (vi) the performance and compliance in all material respects by the parties of their respective covenants required by the Merger Agreement to be performed or complied with by such party prior to the effective time of the Merger (the Effective Time); and (vii) the absence, since June 30, 2025, of any “Company Material Adverse Effect” (as defined in the Merger Agreement) that is continuing. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Nexstar's control, and neither us nor Nexstar can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

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

If the Merger is not completed for any reason, including as a result of our shareholders failing to adopt the Merger Agreement, our shareholders will not receive any payment for their shares in connection with the Merger. Instead, TEGNA will remain an independent public company, and its shares will continue to be traded on the New York Stock Exchange. Moreover, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, distribution partners, content partners, business clients, customers, providers, advertisers and others with whom we do business;
•
we may still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•
we may be required to pay a cash termination fee as required under the Merger Agreement;

•
we may miss the opportunity to take advantage of certain business opportunities that are restricted by the terms of the Merger Agreement and that we may have otherwise pursued absent those restrictions;
•
because matters relating to the Merger require substantial commitments of time and resources by our management, we may also miss the chance to pursue other opportunities that could have been beneficial to us; and
•
we may be subject to litigation related to our failure to consummate the Merger.

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

The Merger Agreement generally requires us to use reasonable best efforts to conduct our operations in all material respects in the ordinary course of business pending consummation of the Merger and restricts us, without Nexstar’s consent, from taking certain specified actions until the Merger is completed, subject to certain exceptions. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.

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

The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with which we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and the preparation for the integration may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.

The Merger Agreement contains a termination fee and restriction on solicitation that limit TEGNA's ability to pursue alternatives to the Merger.

The Merger Agreement contains certain customary restrictions on our ability to solicit proposals from third parties for an acquisition of TEGNA prior to obtaining the approval of the Merger Agreement from our shareholders. In addition, subject to certain customary “fiduciary out” exceptions, the Board of Directors is required to recommend that our shareholders vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.

We may, under certain circumstances, be obligated to pay a termination fee to Nexstar and/or reimburse Nexstar for its expenses. These costs could require us to use cash that would have otherwise been available for other uses.

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

Litigation relating to the Merger has been filed against TEGNA and the Board of Directors, and demand letters have been received by TEGNA, which could prevent or delay the completion of the Merger or result in the payment of damages.

As of November 10, 2025, three complaints have been filed by purported stockholders of TEGNA in connection with the Merger: Faul v. TEGNA Inc., et al., No. 25-cv-12161 (filed in the U.S. District Court for the Northern District of Illinois on October 3, 2025), Cohen v. TEGNA Inc., et al., Index No. 659416/2025 (filed in New York County on October 28, 2025), and Brady v. TEGNA Inc., et. al., Index No. 659438/2025 (filed in New York County on October 29, 2025). The complaints generally allege that the preliminary proxy statement filed by TEGNA on September 17, 2025 in connection with the Merger (the “Preliminary Proxy Statement”) or the definitive proxy statement filed by TEGNA on October 10, 2025 in connection with the Merger (the “Definitive Proxy Statement”) include false and misleading information and/or fail to disclose allegedly material information in violation of federal or state law. The complaints seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ and expert fees. In addition to these complaints, TEGNA has received demand letters from counsel representing purported stockholders of TEGNA, alleging similar deficiencies and/or omissions in the Preliminary Proxy Statement or the Definitive Proxy Statement. TEGNA believes that the allegations in these actions are without merit. Additional complaints arising out of the Merger may be filed in the future, and additional demand letters arising out of the Merger may be received in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, our Board of Directors authorized the renewal of our share repurchase program for up to $650 million of our common stock through December 31, 2025. We did not repurchase any shares under the repurchase program during the nine months ended September 30, 2025. As of September 30, 2025, $375.2 million of common shares may still be repurchased under this program. Under the terms of the Merger Agreement, TEGNA is not permitted to repurchase its common stock during the pendency of the Merger.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2-1

Agreement and Plan of Merger, dated as of August 18, 2025, by and among TEGNA Inc., Nexstar Media Group, Inc. and Teton Merger Sub. Inc. (incorporated by reference to Exhibit 2-1 to TEGNA Inc.'s Form 8-K filed on August 19, 2025).

3-1	Fifth Restated Certificate of Incorporation of TEGNA Inc. (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on April 25, 2024).

3-2	By-laws, as amended through August 26, 2025 (incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on August 29, 2025).

10-1	Letter Agreement, dated as of August 18, 2025, by and between TEGNA Inc. and Michael Steib.*

10-2	Letter Agreement, dated as of August 18, 2025, by and between TEGNA Inc. and Julie Heskett.*

10-3	Letter Agreement, dated as of August 18, 2025, by and between TEGNA Inc. and Thomas Cox.*

10-4	Letter Agreement, dated as of August 18, 2025, by and between TEGNA Inc. and Alex J. Tolston.*

31-1	Rule 13a-14(a) Certification of CEO.

31-2	Rule 13a-14(a) Certification of CFO.

32-1	Section 1350 Certification of CEO.

32-2	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisks identify management contracts and compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2025	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Principal Accounting Officer)