Form 10-K
period 2025-12-31
TEGNA INC
filed 2026-03-02
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-6961

TEGNA INC.

(Exact name of registrant as specified in its charter)

Delaware	16-0442930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)
8401 Greensboro Drive, Suite 300, McLean, Virginia	22102-5126
(Address of principal executive offices)	(Zip Code)
(703) 873-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TGNA	The New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2025, was $2,683,112,834. The registrant has no non-voting common equity. As of February 19, 2026, 161,907,710 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information pertaining to Part III of this Form 10-K is incorporated by reference to our 2026 definitive proxy statement or, if not filed within 120 days of December 31, 2025, as an amended report on Form 10-K/A filed in the same time period.

INDEX TO TEGNA INC.

Dec. 31, 2025 FORM 10-K

PART I

ITEM 1.
BUSINESS

Our Business Overview

TEGNA Inc. (the Company) serves local communities across the U.S. through trustworthy journalism, engaging content, and tools to help people navigate their daily lives. Through customized marketing solutions, we help businesses grow and thrive. With 64 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We are one of the nation’s largest producers of local news, producing more than 1,700 hours of news per week. Additionally, through our network affiliation and local sports rights agreements, we carry popular sports content which includes professional and collegiate sports and the Olympics. Each television station has a robust digital presence across website, mobile, connected television (CTV), streaming and social platforms, reaching consumers on all devices and platforms they use to consume news content. Our combined local and national sales forces capitalize on the reach provided by these offerings to provide our advertising customers with an extensive customer base. We deliver results for advertisers across our television, website, CTV and station streaming app networks and Premion, which reaches third-party streaming app and CTV networks. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards.

We also strive to better serve our communities, customers and advertisers through local streaming apps that offer live and on-demand personalized, hyper-local, always-on content and services. Through this approach to local streaming, we seek to focus on content that is hyper-relevant to our audience and that in turn provides further value to our advertising customers by allowing them to effectively reach their target audience on whatever device on which our viewers may be consuming our content.

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

Merger Agreement

On August 18, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Nexstar Media Group, Inc., a Delaware corporation (Nexstar) and Teton Merger Sub, Inc. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Nexstar.

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

The Merger Agreement contains certain termination rights for the parties and provides that, upon termination of the Merger Agreement under certain specified circumstances, Nexstar will be required to pay TEGNA a termination fee of $125.0 million.

TEGNA has made customary representations, warranties and covenants in the Merger Agreement. If the Merger is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

On November 18, 2025, the stockholders of TEGNA voted to adopt the Merger Agreement. The Merger is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close by the second half of 2026.

Our Operating Structure

We have one operating and reportable segment, which generated revenues of $2.7 billion in 2025. The primary sources of our revenues are: 1) distribution revenues, reflecting fees paid by satellite, cable, streaming apps and telecommunications providers to carry our television content on their platforms, as well as amounts we earn from licensing content to other outside parties for redistribution; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites, tablet and mobile products and streaming apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g., 2024, 2026, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming and tower rentals.

Our Revenue Sources

Distribution

Distribution revenue is primarily generated from retransmission agreements with multichannel video programming distributors (e.g., cable and satellite providers) (MVPDs) and virtual multichannel video programming distributors (vMVPDs) that deliver a package of linear video content to consumers over the Internet (e.g., YouTube TV and Hulu + Live TV). Under these multi-year contracts, we grant these providers the right to include our stations’ content in their packages of video offerings that they make available to consumers in exchange for a fee. The amount of revenue earned is based on the number of subscribers to which the MVPDs and vMVPDs retransmit our signal and is calculated at the negotiated fee per subscriber under each agreement. Distribution revenue also includes amounts we earn from licensing content to other outside parties for redistribution.

Linear broadcast television channels, powered by compelling local and network content, continue to have broad appeal in terms of household viewership, viewing time and audience reach, making it highly desirable for distributors and providers to include our stations in their channel lineups. The overall reach of events such as the Olympics and NFL football, together with our extensive local news and non-news programming, continues to surpass the reach in viewership of individual cable channels. Our ratings and reach are driven by the quality of programs we and our network partners produce and by the strong local connections we have to our communities, which gives us a unique position among the numerous program choices viewers have, regardless of platform.

Advertising and marketing services

Advertising revenues are generated from sales of advertising on our television stations’ programming, as well as our digital advertising offerings, which include our websites, mobile apps, CTV streaming apps, and free, ad supported streaming television (FAST) channels, and Premion, our digital advertising solution that reaches third-party streaming app and CTV networks. Advertising pricing is influenced by demand for advertising time. This demand is driven by a variety of factors, including the size and demographics of the local populations, the concentration of businesses, local economic conditions, and the popularity or ratings of the station’s programming.

Our television stations produce local programming such as news, sports, weather, and entertainment. In addition, our portfolio of “Big 4” NBC, CBS, ABC and FOX stations operate under long-term network affiliation agreements. Generally, a network provides programming to its affiliated television stations and the network sells commercial advertising for certain of the available advertising spots within such programming, while our television stations sell the remainder of the available commercial advertising spots within the network programming as well as the spots within the other local programming that the station originates.

Our dedicated, experienced team of advertising professionals aims to deliver customized marketing solutions with seamless execution to help our clients grow their business. Across linear, desktop, mobile and streaming platforms, TEGNA connects our clients’ brands and messaging with locally-motivated audiences to advance their marketing and business objectives via a holistic marketing approach. In addition to delivering relevant audiences, TEGNA supports clients with vertical insights and innovative attribution analytics to optimize, and demonstrate the performance of those client’s media investments. For advertisers of all sizes, TEGNA offers brand exposure across both individual and multiple-market campaigns.

Political

Broadcast television remains the most popular medium for political advertising. Political advertising is sold to presidential, gubernatorial, U.S. Senate and House of Representative candidates, as well as to candidates running in state and local races. Political action committees and other advocacy groups on either or both sides of political issues also frequently buy local spot advertising from our stations. Our broadcasting and digital assets together offer political advertisers the ability to reach voters across the country, not just in TEGNA television markets. Political advertising has proven to be a strong, dependable revenue stream. We believe we are well-positioned for political revenues in even years to come based on our station footprint and our broadcast and digital reach.

Our Strategy

TEGNA provides an essential service to local communities across America. Local news helps communities in times of crisis, holds our leaders accountable, and connects people to the information and stories that help them navigate their daily lives and engage with their communities.

We reach people over the air (approximately 15 to 18% of American households depend on over-the-air TV in part or completely for access to television), on cable and satellite, and online through our live and on demand CTV streaming apps, FAST channels, local websites and mobile apps, and social media channels. In aggregate, we serve over 100 million people with our trusted information every month.

TEGNA’s stations have received repeated accolades for their journalistic prowess. In 2025, our stations were recognized with six National Edward R. Murrow Awards for excellence in broadcast journalism, more than any other station group. KING in Seattle was recognized for Overall Excellence, Large Market Television, marking a fourth consecutive year a TEGNA station has received this honor. Our stations also received 59 Regional Edward R. Murrow Awards, including three for overall excellence, the highest achievement awarded, as well as seven National Association of Black Journalists Salute to Excellence Awards, two Alfred I. duPont-Columbia University Awards and four Gracie Awards.

Our local brands have served their communities for decades, building strong relationships with their local audiences. In an era of wavering trust in news and institutions, local news continues to be viewed by a majority of consumers as objective, nonpartisan, and trustworthy.

We also provide an essential service to local advertisers that want to grow their business by reaching local consumers, with more than 11,700 local, regional, and national advertisers connecting with their current and future customers through our linear TV and digital products.

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

To capitalize on these digital opportunities, we are transforming how we create the news, sell local advertisers, and operate the company, guided by the following strategic choices:

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

Our Competition

Our business is comprised of linear television, streaming video, digital media, and marketing services for advertisers. Across these businesses, we compete for audiences, advertisers, and distribution revenue.

Audiences: The media landscape has undergone a dramatic transformation in recent years, with audience attention fragmenting across a vast and ever-growing array of channels. While we still compete with other broadcast stations for local linear news audiences, viewership of traditional broadcast television is steadily declining, particularly among younger demographics. Social media platforms like Facebook, Instagram and X, along with streaming giants like YouTube, Netflix, and Amazon Prime Video, dominate consumer attention. An ever-expanding creator economy now competes with traditional news outlets for consumer attention.

Advertisers: As audience attention has fragmented, so have advertiser dollars. While our stations still compete with traditional media companies, including broadcasters and other local media (e.g., newspapers and radio stations), they also increasingly compete with a vast array of digital competitors. According to BIA Advisory Services, digital media was expected to account for 54% of local advertising spend in 2025. These digital competitors include:

•
Social media platforms (Facebook, Instagram, TikTok, etc.), which offer highly targeted advertising options and sophisticated data analytics;
•
Streaming services (YouTube, Hulu, Netflix, etc.) that provide engaging content environments and increasingly robust advertising platforms;
•
Search engines (Google, Bing, etc.) that dominate online advertising through search ads, display ads, and programmatic advertising;
•
Online publishers (news websites, blogs, etc.) that offer niche audiences and opportunities for native advertising;
•
Programmatic platforms which offer advertisers the ability to reach specific audiences across multiple channels through the aggregation of a wide array of digital inventory; and
•
FAST distributors. As we expand distribution beyond traditional cable to other platforms, we encounter fierce competition from a vast array of content providers, including streaming services, other broadcasters, and niche channels, all vying for subscriber attention and revenue.

Distribution: As a broadcaster, our pursuit of distribution dollars faces a multifaceted competitive landscape.

•
Traditional MVPDs: We compete with fellow broadcasters for carriage fees alongside other cable properties like sports networks and premium channels.
•
vMVPDs: In most cases, our network partners have not given us the right to negotiate carriage terms and fees for our network-affiliated stations directly with vMVPDs. Instead, the networks negotiate with vMVPDs on behalf of independently owned affiliates as part of the networks’ negotiations for carriage of their own programming assets, which can lead to the network prioritizing payment for those assets over ours.
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

Local Broadcast Ownership Restrictions. FCC regulations provide certain broadcast ownership rules and regulate network and local programming practices. Most notably, the rules generally permit common ownership of up to two full power television stations in the same market.

The FCC is required by statute to review its local broadcast ownership rules and regulations every four years, in a process known as a Quadrennial Review. On December 22, 2023, the FCC adopted an order completing its 2018 Quadrennial Review. The December 2023 order largely left in place the existing local broadcast ownership restrictions, except for adopting a more restrictive application of the local television ownership rule that generally prohibited ownership of more than one of the top four rated stations in the market at the time of acquisition (the Top Four Restriction). In February 2024, the National Association of Broadcasters and several individual broadcasters filed petitions for review of the December 2023 order in federal court, and in October 2025, in Zimmer Radio of Mid-Missouri, Inc. v. FCC, the U.S. Court of Appeals for the Eighth Circuit ruled in favor of the petitioners, eliminating the Top Four Restriction. The Eighth Circuit otherwise upheld the FCC’s retention of the other existing local broadcast ownership restrictions.

The FCC separately initiated a parallel 2022 Quadrennial Review proceeding on December 22, 2022. The FCC adopted a follow-up Notice of Proposed Rulemaking in the proceeding on September 30, 2025, seeking further comment on whether the remaining local broadcast ownership rules remain necessary in the public interest, including in light of changes in the marketplace. That proceeding remains pending. The pending Merger with Nexstar is conditioned on FCC approval, which may require waivers under certain of these rules.

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

National Broadcast Ownership Restrictions. The Communications Act prohibits any one person or entity from owning broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. FCC regulations permit stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount). In December 2017, the FCC issued a Notice of Proposed Rulemaking seeking comments on whether it can or should modify or eliminate the national ownership cap and/or the UHF discount; that proceeding remains open. Our 64 television stations reach approximately 28.9% of U.S. television households when the UHF discount is applied and approximately 38.7% without the UHF discount, based on Comscore U.S. television household estimates as of October 2025.

Retransmission Consent. As permitted by the Communications Act and FCC rules, we require cable and satellite operators to negotiate retransmission consent agreements to retransmit our television stations’ signals. Under the applicable statutory provisions and FCC rules, such negotiations must be conducted in “good faith.” FCC rules also provide stations with certain protections against cable and satellite operators importing duplicating network or syndicated programming broadcast by distant stations. Pay-TV interests and other parties continue to advocate for the FCC to alter or eliminate various aspects of the rules governing retransmission consent negotiations and stations’ exclusive rights. If the FCC adopts changes to the retransmission consent and/or exclusivity rules in the future, such developments could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations, which could potentially adversely impact our revenue from retransmission and advertising. In addition, vMVPD platforms such as Hulu + Live TV, YouTube TV and DIRECTV Stream are not currently classified as MVPDs that are subject to the FCC’s retransmission consent negotiation rules. We have distribution contracts with major network partners and vMVPD platforms for carriage of our affiliated stations’ content on these platforms. We also have contracts with Fubo and DIRECTV Stream that provide for those operators’ carriage of our independent stations KONG (Everett, WA) and KFAA-TV (Decatur, TX) and our MyNetwork-affiliated station KTVD (Denver, CO).

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

On October 28, 2025, the FCC adopted a Fifth Further Notice of Proposed Rulemaking proposing revisions to the ATSC 3.0 rules, including revisions under which a station broadcasting in ATSC 3.0 would be permitted, but no longer required, to maintain an ATSC 1.0 simulcast, as well as revisions eliminating the “substantially similar” requirement for any such ATSC 1.0 simulcasts. Transitioning a station to ATSC 3.0 is voluntary under current FCC rules and requires significant expenditures. As of December 31, 2025, we are broadcasting the following primary channels in both ATSC 1.0 and ATSC 3.0 formats: KGW (Portland, OR), WTSP (Tampa, FL), KUSA (Denver, CO), KING (Seattle, WA), KONG (Everett, WA), WGRZ (Buffalo, NY), KXTV (Sacramento, CA), KPNX (Mesa, AZ), WCNC (Charlotte, NC), KTHV (Little Rock, AR), WXIA (Atlanta, GA), KSDK (St. Louis, MO), WTHR (Indianapolis, IN), WTIC (Hartford, CT), WCCT (Waterbury, CT), KHOU (Houston, TX), WUSA (Washington, DC), WHAS (Louisville, KY), WWL (New Orleans, LA), WUPL (Slidell, LA), KARE (Minneapolis, MN), KENS (San Antonio, TX), and KMSB (Tucson, AZ). In each case, in accordance with FCC rules, we have entered into channel sharing agreements with other local broadcasters in the market to facilitate this transition by hosting the applicable primary channel in either ATSC 1.0 or 3.0 format. We have converted KONG (Everett, WA), WCCT-TV (Waterbury, CT) and WUPL (New Orleans, LA) to operate in ATSC 3.0; each of these stations serves as a 3.0 “lighthouse” for its market and has its primary and multicast channels broadcast in ATSC 1.0 via channel sharing arrangements. The remaining stations noted above continue to operate their own facilities in ATSC 1.0 format while simulcasting their primary channels in ATSC 3.0 via a 3.0 lighthouse. We expect to continue rolling out the new standard in coordination with other broadcasters, taking into account relevant market dynamics and our overall capital planning. As we roll ATSC 3.0 service out to our stations, there can be no guarantee that such service will earn sufficient additional revenues to offset the related expenditures.

Environmental and Employee Safety. We are subject to various laws and government regulations concerning environmental matters and employee safety and health. Federal environmental laws and regulations that pertains to us include the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). We are also regulated by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The Environmental Protection Agency (EPA), OSHA and other federal agencies have the authority to write regulations that have an effect on our operations.

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

Our Human Capital

Our people and culture are critical to our long‑term strategy and business performance. We seek to attract, develop, and retain talented employees who share our commitment to building a sustainable future for local news. Our priority is to cultivate A‑level talent that demonstrates our values in everything they do by Working Smarter, Doing the Right Thing, Demanding the Truth and Winning.

Our programs support these goals by offering competitive pay, clear expectations, and meaningful opportunities for people who embrace responsibility, demonstrate accountability, and bring a strong growth mindset.

As of December 31, 2025, TEGNA employed approximately 5,500 full‑time and part‑time employees. Around 10% of our workforce is represented by labor unions through 27 local bargaining units, most affiliated with one of four major unions. These units operate under local collective bargaining agreements that generally follow broadcasting‑industry patterns, and we do not participate in industry‑wide or company‑wide bargaining.

TEGNA offers a wide range of learning and development programs for employees and leaders to build new skills, prepare for larger roles, and grow their careers in line with this mission and these values, including:

•
Manager Training: We invest in the learning and development of our managers as they are critical to the company’s long-term success. Our manager training is based on TEGNA’s critical leadership skills and provides a targeted and progressive curriculum. The program includes content on foundational policies and procedures, how to lead effectively, how managers can foster a high-performing team, and how to lead strategically through change and collaboration. We held five manager training sessions in 2025, covering approximately 140 managers.
•
Content & Ethical Journalism Training: In 2025, all newsrooms completed in-person training on TEGNA’s Principles of Ethical Journalism.
•
Sales Training: In 2025, TEGNA continued to invest in sales excellence by scaling the Sales Development Representative (SDR) Academy from a six-person cohort to a 20-person cohort and strengthening our pipeline of future sales leaders. The Dallas-based, 12-month in-person program equips recent graduates and professionals new to the industry with foundational selling skills, coaching, and real-world experience, creating a clear growth path into Inside Sales, Station Account Executive, and broader Account Team roles across the organization.

Complementing this focus, we also expanded a seller-led training library built “for sellers, by sellers,” featuring video learning modules available to all TEGNA sellers to reinforce consistent development and shared best practices.

To grow and develop new talent, TEGNA offers the following early career programs:

•
Producer-in-Residence (PIR) Program: TEGNA’s Producer-in-Residence (PIR) program is the largest entry-level producer development program in the industry. We recruit PIR participants at major journalism schools as well as regional universities and colleges. The program includes a producer boot camp followed by two-years of early career training as a producer at one of our local stations. In the last eight years, we have either promoted or are on track to promote 80% of the 274 participants hired into a regular producer position at a TEGNA station before the end of two-years. In 2025, we had 44 participants in the PIR program.
•
Summer Intern Program: TEGNA’s Summer Intern program provides rising college seniors with meaningful work assignments, connections to the communities we serve, and career development opportunities. We offer a variety of intern tracks, including producer, weather, anchor and reporter. The program has introduced a broad cross-section of next-generation news talent to TEGNA.

TEGNA’s Benefits

TEGNA is committed to offering comprehensive benefits that safeguard the physical, mental and financial health of our employees and their families. Over the last several years, TEGNA has made tremendous improvements to our benefits based on our employees’ direct feedback. These changes have included introducing new healthcare options, increasing the company’s contribution to health savings accounts, introducing extended paid time off for bereavement, and improving options to help growing families, including expanded parental leave and fertility coverage.

•
Plan Choice: TEGNA offers two medical plan options: the Consumer Choice Health Plan (CCHP) or the Preferred Provider Organization (PPO) plan both through Blue Cross Blue Shield of Texas, which offers comprehensive health care benefits for employees and their family members.
•
Health Savings Account (HSA): Employees who enroll in the CCHP are eligible to contribute pre-tax money to an HSA to pay for qualified medical expenses. TEGNA contributes between $500 and $1,000 to an HSA, depending on coverage level. This can be used for copays, prescription drug costs and more. Money saved in an HSA rolls over year-to-year.
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

TEGNA provides employees a wide variety of mental health related benefits including:

•
Free Mental Healthcare: TEGNA provides every employee and each of their eligible dependents personalized mental health assistance, including 12 free therapy sessions and 12 free coaching sessions each year through our vendor, Spring Health. Employees do not need to be enrolled in TEGNA’s medical benefits to participate.

Throughout 2025, Spring Health hosted webinars on family mental health, safeguarding overall well-being and developing healthy habits such as mindfulness for managing stress.

TEGNA also provides a number of benefits to support our employees in their personal and family life, including:

•
TEGNA 401(k) Savings Plan: TEGNA’s 401(k) Savings Plan helps employees save now so they can experience financial security in the future. All employees, including part-time and temporary employees, can participate in the program. Employee contributions up to the first four percent of pay are eligible for a 100% match from the company, subject to a cap.
•
Fertility Benefits: If you are enrolled in the CCHP or PPO plan, you are eligible to use the family planning benefits offered by Progyny, a leading provider in fertility treatment options, including IUI, IVF, egg freezing and more. TEGNA provides full-time employees working 30+ hours per week with a Surrogacy Reimbursement benefit of $10,000 to support your journey to parenthood.
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

Safety and Security

Our head of security and safety coordinates ongoing safety training in all our newsrooms as part of our protection protocols for journalists. Between 2020-2025, we provided this training to more than 4,300 journalists. This comprehensive safety training includes:

•
TEGNA’s solo live shot policy.
•
Training on P.A.C.T.: Prepare/planning, Active Awareness, Remaining Calm and Touching Base. This includes instructions on what a journalist needs to do before, during and after a story is reported to remain safe. TEGNA’s head of safety and security demonstrates effective ways for journalists to remove themselves from harassing or threatening situations and how to contact the newsroom.
•
Managing high risk situations: Vigilance and protocols for severe weather and demonstrations are clearly explained and actively practiced.
•
Staying safe online: Digital, social and personal safety rules reminders are discussed, including how to report concerning behaviors.

Our Corporate Responsibility and Sustainability

Our core mission of helping people thrive in their local communities shapes everything we do and inspires our stations and employees to drive positive change where we live and work.

TEGNA Advances Environmental Stewardship Across Operations

Environmental commitment is a core priority for TEGNA, both in our journalism and in how we run our business. Along with regularly reporting on issues that impact our communities, we are reducing business travel through expanded use of video conferencing, upgrading studio lighting to LEDs, replacing inefficient HVAC systems and installing energy‑efficient roofing materials. We also focus on recycling and responsible disposal of technology equipment, including batteries, and on reducing waste in our corporate offices and production processes.

TEGNA continues to optimize its real-estate portfolio. For example, we have recently relocated our St. Louis station to a modern workspace. The St. Louis station went from 68 thousand square feet to 18 thousand square feet. The new studio is an ENERGY STAR certified building that saves energy, saves money, and helps protect the environment. It meets strict energy performance standards set by EPA.

TEGNA’s most recent studio build-outs have been in LEED certified buildings, and we consider this certification when looking for studio space. We have retired much of our large news gathering fleet as we transitioned to smaller and more fuel-efficient vehicles. We use satellite-based internet service products which allows us to retire large vehicles. As our transmitters reach end of life, we source replacement transmitters that are more efficient from an electricity and HVAC perspective.

Social Impact

Our stations and news teams reflect the TEGNA values in all of their efforts, striving to be the most trusted sources of news in our communities and to be agents of beneficial change in the markets we serve. Our journalists seek out the stories that impact their communities, demanding the truth, mining for dissent and holding power accountable. Committed to always maintaining the Principles of Ethical Journalism, our stations generate exceptional, award-winning journalism that saves lives, impacts communities and makes a meaningful difference to the people and places we serve.

In 2025, TEGNA stations were honored with:

•
National Edward R. Murrow Awards Highlight Excellence in Broadcast Journalism – Four TEGNA stations received a total of six 2025 National Edward R. Murrow Awards for excellence in broadcast journalism. KING in Seattle was recognized for Overall Excellence, Large Market Television, marking the fourth consecutive year a TEGNA station has received this honor. KARE in Minneapolis was recognized for Excellence in Video, KUSA in Denver was recognized for its News Series, Debt in the Dark, and WFAA in Dallas was honored Excellence in Writing.

•
Regional Edward R. Murrow Awards – Twenty-three TEGNA stations received a total of 59 Regional Edward R. Murrow Awards, including three for overall excellence, the highest achievement awarded. KING in Seattle received 11 awards total in the large market television category.

•
National Association of Black Journalists Salute to Excellence Awards – TEGNA news teams from WXIA in Atlanta, WJXX/WTLV in Jacksonville, WTHR in Indianapolis, WTSP in Tampa, WGRZ in Buffalo and WKYC in Cleveland were awarded Salute to Excellence Awards, recognizing journalism that best covers the Black experience or addresses issues affecting the worldwide Black community.

•
Gracie Awards Spotlight Women in Media – Four TEGNA stations were recognized with a Gracie Award for exemplary programming created by women, for women and about women, including KARE in Minneapolis, WKYC in Cleveland, WUSA in Washington, DC, and WXIA in Atlanta. KARE was also recognized with an Honorable Mention.

Addressing Community Needs

TEGNA stations identify pressing needs in their communities and partner with local nonprofit organizations to help address them. By leveraging on-air and digital awareness campaigns, they amplify the impact of charitable donations and elevate the profile of important issues and causes.

In 2025, when flooding devastated Central Texas during the July 4th weekend, donors across the country raised more than $800,000 for the TEGNA Texas Flood Relief Fund, set up by TEGNA and our Dallas station, WFAA in partnership with the Communities Foundation of Texas. One hundred percent of proceeds collected through the Fund went to non-profit organizations providing direct relief to people impacted by the floods.

Supporting Journalists and Press Freedom

In 2025, TEGNA sponsored 35 journalists to attend industry conferences including the National Association of Black Journalists, the Asian American Journalists Association, the National Association of Hispanic Journalists, NLGJA: The Association of LGBTQ+ Journalists, the National Weather Association, the Online News Association, and Investigative Reporters and Editors. These investments support training for the next generation of journalists and expand professional development opportunities for journalists and other media professionals.

Through sponsorships and donations, TEGNA continued to support important programs such as the T. Howard Foundation, the Reporters Committee for Freedom of the Press, Broadcasters Foundation of America and The Media Institute in their nonpartisan efforts to promote freedom of speech and encourage a competitive media environment and communications industry.

MARKETS WE SERVE

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM

State/District of Columbia	City	Station/website	Channel (1)/Network	Affiliation Agreement Expires in	Market TV Households (2)	Founded
Alabama	Huntsville	WZDX(TV): rocketcitynow.com	Ch. 54/FOX	2028	294,267	1985
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2027	1,470,857	1970
	Mesa	KPNX(TV): 12news.com	Ch. 12/NBC	2027	1,470,857	1953
	Tucson	KMSB(TV): tucsonnewsnow.com	Ch. 11/FOX	2028	323,907	1967
		KTTU(TV): tucsonnewsnow.com	Ch. 18/CW	2026	323,907	1984
Arkansas	Fort Smith	KFSM-TV: 5newsonline.com	Ch. 5/CBS	2028	210,952	1956
	Little Rock	KTHV(TV): thv11.com	Ch. 11/CBS	2028	369,320	1955
California	Sacramento	KXTV(TV): abc10.com	Ch. 10/ABC	2026	1,045,840	1955
	San Diego	KFMB-TV: cbs8.com	Ch. 8/CBS	2028	731,558	1949
Colorado	Denver	KTVD(TV): my20denver.com	Ch. 20/MNTV	2026	1,251,095	1988
		KUSA(TV): 9news.com	Ch. 9/NBC	2027	1,251,095	1952
Connecticut	Hartford	WTIC-TV: fox61.com	Ch. 61/FOX	2028	754,998	1984
	Waterbury	WCCT-TV: yourcwtv.com/partners/hartford	Ch. 20/CW	2026	754,998	1953
District of Columbia	Washington	WUSA(TV): wusa9.com	Ch. 9/CBS	2028	1,892,845	1949
Florida	Orange Park	WJXX(TV): firstcoastnews.com	Ch. 25/ABC	2026	552,559	1989
	Jacksonville	WTLV(TV): firstcoastnews.com	Ch. 12/NBC	2027	552,559	1957
	St. Petersburg	WTSP(TV): wtsp.com	Ch. 10/CBS	2028	1,361,866	1965
Georgia	Atlanta	WATL(TV): 11alive.com	Ch. 36/MNTV	2026	1,776,494	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2027	1,776,494	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2028	162,687	1953
Idaho	Boise	KTVB(TV) (3): ktvb.com	Ch. 7/NBC	2027	210,210	1953
Illinois	Moline	WQAD-TV: wqad.com	Ch. 8/ABC	2026	224,415	1963
Indiana	Indianapolis	WTHR(TV) (4): wthr.com	Ch. 13/NBC	2027	821,937	1957
Iowa	Ames	WOI-DT: weareiowa.com	Ch. 5/ABC	2026	336,499	1950
	Ames	KCWI-TV: weareiowa.com	Ch. 23/CW	2026	336,499	1999
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2026	521,651	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2028	494,025	1957
	Slidell	WUPL(TV) (5): wwltv.com/mytv	Ch. 54/MNTV	2026	494,025	1955
Maine	Bangor	WLBZ(TV): newscentermaine.com	Ch. 2/NBC	2027	99,045	1954
	Portland	WCSH(TV): newscentermaine.com	Ch. 6/NBC	2027	326,838	1953
Michigan	Grand Rapids	WZZM(TV): wzzm13.com	Ch. 13/ABC	2026	542,285	1962
Minnesota	Minneapolis	KARE(TV): kare11.com	Ch. 11/NBC	2027	1,398,777	1953
Missouri	St. Louis	KSDK(TV): ksdk.com	Ch. 5/NBC	2027	919,370	1947
New York	Buffalo	WGRZ(TV): wgrz.com	Ch. 2/NBC	2027	519,918	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2027	966,048	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2028	537,944	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2027	1,203,322	1948
	Columbus	WBNS-TV (6): 10tv.com	Ch. 10/CBS	2028	729,069	1949
	Toledo	WTOL(TV): wtol.com	Ch. 11/CBS	2028	321,550	1958
Oregon	Portland	KGW(TV) (7): kgw.com	Ch. 8/NBC	2027	841,873	1956
Pennsylvania	Scranton	WNEP-TV: wnep.com	Ch. 16/ABC	2026	422,110	1954
	York	WPMT(TV): fox43.com	Ch. 43/FOX	2028	595,610	1952
South Carolina	Columbia	WLTX(TV): wltx.com	Ch. 19/CBS	2028	304,671	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2027	399,908	1956
	Memphis	WATN-TV: localmemphis.com	Ch. 24/ABC	2026	493,765	1978
		WLMT(TV): localmemphis.com	Ch. 30/CW	2026	493,765	1983
Texas	Abilene	KXVA(TV): myfoxzone.com	Ch. 15/FOX	2028	71,876	2001
	Austin	KVUE(TV): kvue.com	Ch. 24/ABC	2026	658,124	1971
	Beaumont	KBMT(TV) (8): 12newsnow.com	Ch. 12/ABC	2026	116,828	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2026	130,106	1964
	Dallas	WFAA(TV): wfaa.com	Ch. 8/ABC	2026	2,046,331	1949
	Decatur	KFAA-TV: wfaa.com	Ch. 29/IND	N/A	2,046,331	1993
	Houston	KHOU(TV): khou.com	Ch. 11/CBS	2028	1,725,941	1953
	Conroe	KTBU(TV): khou.com	Ch. 55/Quest	N/A	1,725,941	2004
	Odessa	KWES-TV: newswest9.com	Ch. 9/NBC	2027	100,074	1958
	San Angelo	KIDY(TV): myfoxzone.com	Ch. 6/FOX	2028	35,224	1984
	San Antonio	KENS(TV): kens5.com	Ch. 5/CBS	2028	714,527	1950
	Nacogdoches	KYTX(TV): cbs19.tv	Ch. 19/CBS	2028	181,688	2008
	Temple	KCEN-TV (9): kcentv.com	Ch. 9/NBC	2027	258,693	1953
Virginia	Hampton	WVEC(TV) (10): 13newsnow.com	Ch. 13/ABC	2026	564,311	1953
Washington	Seattle	KING-TV: king5.com	Ch. 5/NBC	2027	1,324,789	1948
	Everett	KONG(TV): king5.com	Ch. 16/IND	N/A	1,324,789	1997
	Spokane	KREM(TV): krem.com	Ch. 2/CBS	2028	310,544	1954
		KSKN(TV): spokanescw22.com	Ch. 22/CW	2026	310,544	1983

(1) Channel refers to the viewer-facing “virtual” channel associated with the station’s brand, which may differ from the radio frequency channel on which the station transmits.

(2) Market TV Households is the number of television households in each market, according to Comscore estimates effective October 2025. As of March 1, 2024, Comscore became TEGNA’s primary audience measurement partner. Comscore estimates are not directly comparable to Nielsen-based market household estimates included in prior years’ Annual Reports on Form 10-K.

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

(10) We also own WJHJ-LD, a low power television station in Newport News, VA.

In addition to the above television station properties, we also have the following digital and multicast network operations:
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

Our General Company Information

Our company was founded by Frank E. Gannett and associates in 1906 and was incorporated in 1923. We listed shares publicly for the first time in 1967 and reincorporated in Delaware in 1972. As of March 2, 2026, our headquarters is located at 8401 Greensboro Drive, Suite 300, McLean, VA, 22102. Our telephone number is (703) 873-6600 and our website home page is www.tegna.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.

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

Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K that do not describe historical facts may constitute forward- looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “might,” “expect,” “positioned,” “strategy,” “future,” “potential,” “forecast,” “outlook,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, statements regarding closing of the Merger, TEGNA’s future financial and operating results (including growth and earnings), capital allocation framework, plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are necessarily estimates reflecting the best judgment and current views, projections, estimates, expectations, plans, assumptions and beliefs about future events (in each case subject to change) of TEGNA’s senior management and involve a number of risks, uncertainties and other factors, many of which may be beyond our control that could cause actual results to differ materially from those views, projections, estimates, expectations, plans, assumptions and beliefs expressed or implied in such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to:

•
The timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction with Nexstar (the Proposed Transaction);
•
Risks related to the satisfaction of the conditions to closing the Proposed Transaction (including the failure to obtain necessary regulatory approvals, in the anticipated timeframe or at all;
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
•
The occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Nexstar;
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
•
The reaction by advertisers, programming providers, strategic partners, the FCC or other government regulators to businesses that we may seek to acquire;
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

ITEM 1A. RISK FACTORS

The following risk factors and the forward-looking statements disclaimer above should be read carefully in connection with evaluating our business and investing in our securities. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. Many of the risk factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. The risks described below may not be the only risks we face. Additional risks that we do not yet perceive or that we currently believe are immaterial may adversely affect our business and the trading price of our securities. As a result, you should consider all of the following factors, together with all of the other information presented in this Annual Report on Form 10-K, in evaluating our business. These risk factors may be amended, supplemented or superseded from time to time in future filings and reports that we file with the SEC.

Risks Related to the Merger

On August 18, 2025, TEGNA Inc. entered into an Agreement and Plan of Merger (the Merger Agreement), with Nexstar Media Group, Inc. (Nexstar) and Teton Merger Sub, Inc. a wholly-owned subsidiary of Nexstar (Merger Sub). Pursuant to the terms of the Merger Agreement, subject to the terms and conditions set forth therein, Merger Sub will be merged with and into TEGNA (the Merger), with TEGNA continuing as a surviving corporation and as wholly owned subsidiary of Nexstar (the Merger).

The following are risk factors related to the Merger:

The Merger is subject to the satisfaction of closing conditions, including conditions that may not be satisfied or completed on a timely basis, if at all.

The consummation of the Merger is subject to a number of important closing conditions that make the closing and timing of the Merger uncertain. The conditions include, among others, (i) the absence of any order, writ, injunction, judgment, decree or ruling by a court of competent jurisdiction in the United States or law in the United States having been adopted prohibiting the consummation of the Merger; (ii) the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any agreement with a governmental entity not to consummate the transactions contemplated by the Merger Agreement that was entered into with the prior written consent of each of Nexstar and the Company; (iii) the grant by the FCC of applications required to be filed with the FCC to obtain the approvals of the FCC pursuant to the Communications Act of 1934, including the Telecommunications Act of 1996; (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers); (v) the performance and compliance in all material respects by the parties of their respective covenants required by the Merger Agreement to be performed or complied with by such party prior to the effective time of the Merger (the Effective Time); and (vi) the absence, since June 30, 2025, of any “Company Material Adverse Effect” (as defined in the Merger Agreement) that is continuing. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Nexstar’s control, and neither us nor Nexstar can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger in a timely manner, or at all, could negatively impact our future business and our financial condition, results of operations and cash flows.

If the Merger is not completed for any reason, our shareholders will not receive any payment for their shares in connection with the Merger. Instead, TEGNA will remain an independent public company, and its shares will continue to be traded on the New York Stock Exchange. In such an event, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

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

The proposed Merger also could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with which we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and the preparation for the integration may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.

Litigation relating to the Merger has been filed against TEGNA and the Board of Directors, and demand letters have been received by TEGNA, which could prevent or delay the completion of the Merger or result in the payment of damages.

As of March 2, 2026, three complaints have been filed by purported stockholders of TEGNA in connection with the Merger: Faul v. TEGNA Inc., et al., No. 25-cv-12161 (filed in the U.S. District Court for the Northern District of Illinois on October 3, 2025 (the "Faul Litigation"), Cohen v. TEGNA Inc., et al., Index No. 659416/2025 (filed in New York County on October 28, 2025), and Brady v. TEGNA Inc., et. al., Index No. 659438/2025 (filed in New York County on October 29, 2025), as further described in Note 11 of the Notes to the consolidated financial statements. The complaints generally allege that the preliminary proxy statement filed by TEGNA on September 17, 2025 in connection with the Merger (the Preliminary Proxy Statement) or the definitive proxy statement filed by TEGNA on October 10, 2025 in connection with the Merger (the Definitive Proxy Statement) include false and misleading information and/or fail to disclose allegedly material information in violation of federal or state law. The complaints seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ and expert fees. As of February 17, 2026, the Faul Litigation has been dismissed without prejudice for want of prosecution. In addition to these complaints, TEGNA has received demand letters from counsel representing purported stockholders of TEGNA, alleging similar deficiencies and/or omissions in the Preliminary Proxy Statement or the Definitive Proxy Statement. TEGNA believes that the allegations in these actions are without merit. Additional complaints arising out of the Merger may be filed in the future, and additional demand letters arising out of the Merger may be received in the future.

Risks Related to Our Business and Industry

We are impacted by demand for advertising, which, in turn, depends on a number of factors, some of which are cyclical and/or seasonal, and will also fluctuate as a result of a number of other factors, many of which are beyond our control

In 2025, 43% of our revenues were derived from non-political television spot and digital advertising. Demand for advertising is highly correlated with the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. Consequently, our operating results depend on the relative strength of the economy in our principal television markets as well as the strength or weakness of regional and national economic factors. Some measures taken by the government in 2025, including interest rate cuts by the Federal Reserve, eased certain pressures on the economy. However, macroeconomic factors, including inflation above certain benchmarks, as well as changes in spending, tax, and trade policies, could result in uncertainty and volatility that may impact our AMS revenue results. These factors may continue to pressure advertising revenues in 2026.

Our advertising revenues can also be affected by a variety of other factors outside our control, including, among other things, the viewership of the programming offered by our television stations, local and national advertising price fluctuations, the duration and extent of any network preemption of regularly scheduled programming for any reason, audience/attribution measurement services and industry adoption of such services, consolidation of agencies in the marketplace, our competitors’ activities, including increased competition from other advertising-based mediums, particularly digital and streaming platforms, and the internet, and labor disputes or other disruptions at programming providers, networks or professional sports leagues.

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

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in traditional and new businesses

Advertising and marketing services produce a significant portion of our revenues, with our stations’ affiliated desktop, mobile and tablet advertising revenues, as well as our streaming app product offerings being important components. Technology, particularly new video formats, streaming and downloading capabilities via the Internet, video-on-demand and other devices and technologies used in the entertainment industry continue to evolve rapidly, leading to alternative methods for the delivery and storage of content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through so-called “cutting the cord” and other consumption strategies. These changes in consumption have had a negative impact on our ability to generate distribution revenues, as the number of MVPD subscribers has declined period-over-period. For example according to a January 2026 Wells Fargo equity research report estimated that pay-TV subscribers decreased by 5.9% from 2024 to 2025. Because our distribution revenue is largely driven by the number of pay-TV subscribers maintained by our MVPD partners, a decline in subscribers has led to corresponding downward pressure on our distribution revenue. As cord-cutting has accelerated, it has been difficult to renew MVPD contracts on terms that are sufficiently favorable to fully offset this subscriber decline, and as a result, our distribution revenues declined in 2025. If current cord-cutting trends continue downward, or accelerate, and we are not able to negotiate renewed MVPD contracts on terms that are sufficiently favorable to offset the subscriber-driven declines, then we may experience a material decline in distribution revenue. In addition, there can be no assurance that these contracts will be renewed in the future, or renewed on favorable terms to us.

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

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

In addition to the operational risks described above, our information technology systems and infrastructure, and that of our vendors, are also subject to increasing risks related to cybersecurity incidents. Cybersecurity attacks by third parties with malicious intent, including but not limited to, attacks on these systems, pose risks to our company. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyber-attacks, including advanced persistent threats by state-sponsored actors, cyber-attacks relying on complex social engineering or “phishing” tactics, ransomware attacks, and other methods. We take measures to minimize the risk and impact of a cyber-attack, including utilization of multi-factor authentication, deployment of firewalls, virtual private networks for remote access, elevated access controls, standardized vendor access, active patching monitoring / logging, and regular training of our employees related to protecting sensitive information and recognizing “phishing” attacks. The measures we employ may not always be effective to prevent or detect cyber-attacks or incidents, and unauthorized access to our technology and confidential information may occur. Depending on the severity of the incident or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. In addition, cybersecurity incidents could subject us to civil liability to customers and other third parties, as well as fines, penalties, or other legal recourse imposed by governmental or regulatory authorities, which could be substantial. We maintain cyber risk insurance, but this insurance may not cover, or may be insufficient to cover, all of our losses from incidents impacting our systems or those of our vendors. In addition, our business operations may be disrupted, and our results of operations may be impaired, by the impact of data security breaches or cyber-attacks on our vendors, and these potential disruptions and impairments may not be covered by our insurance policies.

We rely upon cloud computing services to operate certain significant aspects of our business and any disruption could have an adverse effect on our financial condition and results of operations

Our business depends upon cloud computing services provided by third parties, which allows us to maintain a distributed computing infrastructure platform for certain of our business operations, including data processing, storage capabilities, and other services. Such third-party cloud computing services are vulnerable to damage or interruption from infrastructure changes, natural disasters, cybersecurity attacks, power outages, terrorist attacks, and other events or acts. For example, in 2024 one of our key vendors experienced a worldwide outage of its systems that temporarily impacted our ability to broadcast new content. Because of the very short duration of the outage, the event did not have a material impact on our business, but future similar events of longer duration could have a material impact. We could experience future interruptions, delays and outages in service and availability from our third-party cloud computing providers from time to time due to a variety of factors, including, but not limited to, infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Because we cannot easily switch our cloud computing operations to other third-party providers, any future disruption of or interference with our use of third-party cloud computing service providers could have a materially negative impact on our business and the results of our operations.

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

Each of our network affiliation agreements has a stated expiration date. With respect to the major broadcast networks, our principal expirations occur in the following years: NBC-early 2027, CBS-2028, ABC-2026 and Fox-2028. If renewed, the renewals of these network affiliation agreements may be on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may be more expensive and/or which may be less attractive to our audiences, resulting in reduced revenues.

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

Our retransmission consent agreements with major MVPDs, including cable, satellite and telecommunications service providers, permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us. This source of revenue is the primary component of our distribution revenue stream, which represented approximately 54% of our 2025 total revenues and 48% of our 2024 total revenues. On occasion, we may not be able to agree on mutually acceptable terms when negotiating renewals prior to the expiration date of the agreement with the applicable operator. When this happens, the MVPD will be required to cease transmitting our programming (commonly referred to as a blackout or going dark) until such time as we are able to reach a new agreement. We will not be compensated by the MVPD during the period of the blackout. Future blackouts, should they occur, or if we are unable to renew our retransmission agreements on market terms, or at all, could negatively impact our business, financial condition and results of operations.

In addition, pay-TV interests and other parties continue to advocate for the FCC to alter or eliminate various aspects of the rules governing retransmission consent negotiations. On December 31, 2024, the FCC adopted rules requiring MVPDs to report future blackouts with broadcasters lasting longer than 24 hours to an FCC-operated, publicly accessible database; as of March 2, 2026, these rules are pending publication in the Federal Register, and no compliance date has been announced. The order adopting the rules contemplates that this reporting will be used, among other purposes, to “assist the Commission and Congress in the development of public policy relating to retransmission consent.” If the FCC adopts future changes to the retransmission consent rules, such developments could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations, which could possibly adversely impact our revenue from retransmission and advertising.

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

In addition, the FCC and/or Congress may enact new laws and regulations, and/or changes to existing laws, regulations, or policies that could impact media ownership and other broadcast-related activities. Changes to FCC rules or policies may lead to additional opportunities as well as increased uncertainty in the industry.

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

Changes in the regulatory environment could increase our costs or limit our opportunities for growth

Our stations are subject to various obligations and restrictions under the Communications Act and FCC regulations. Broadcast station acquisitions, such as those contemplated by the Merger (as discussed below), also are subject to FCC review and approval, as well as antitrust review by the Antitrust Division of the Department of Justice (DOJ). These requirements may be affected by legislation, FCC actions, or court decisions, and any such changes may affect the performance of our business, such as by imposing new obligations, by limiting our television stations’ exclusivity or retransmission consent rights, or by restricting our ability to pursue or consummate future transactions.

We may be subject to investigations or fines by governmental authorities, such as, but not limited to penalties related to violations of FCC indecency, children’s programming, sponsorship identification, closed captioning and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our license renewal applications with the FCC

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent. Although both broadcast networks and our on-air talent have generally been professional and careful about the information they communicate, there is always the possibility that information may be reported that is unintentionally inaccurate or in violation of certain indecency rules promulgated by the FCC. In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC. Because the interpretation by the courts and the FCC of the indecency or other rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming. We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency. Also, the FCC has various other rules governing broadcast content, including but not limited to obligations to air children’s television programming, commercial matter limitations within children’s programming, and closed captioning and sponsorship identification requirements. We are subject to these rules regardless of whether the programming is produced by us or by third parties. Violation of the indecency, children’s programming, closed captioning, sponsorship identification, or other rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings. In the past, we have incurred fines for violations of certain of these rules, none of which have been material. There can be no assurance that future incidents that may lead to significant fines or other penalties by the FCC can be avoided.

The success of much of our business is dependent upon the retention and performance of on-air talent and program hosts and other key employees

Our business depends upon the continued efforts, abilities and expertise of our corporate executive team. There can be no assurance that these individuals will remain with us. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements. Additionally, our stations independently contract with on-air personalities and hosts, many of whom have significant loyal audiences in their respective markets. Although our stations have entered into long-term agreements with key on-air talent and program hosts to protect their interests in those relationships, we can give no assurance that all or any of these persons will remain with our stations or will retain their audiences. Competition for these individuals is intense and several states restrict our ability to enter into noncompete agreements with such personnel. Our competitors may choose to extend offers to any of these individuals on terms which our stations may be unable or unwilling to meet. Furthermore, the popularity and audience loyalty of our stations key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our stations’ ability to generate revenue and could have a material adverse effect on our business, financial condition and results of operations.

We have invested and will continue to invest in new technology initiatives which may not result in usable technology or intellectual property

We have invested in, and will continue to invest in, the development of certain technologies and products that are important to the operation of our business. Product development is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our technologies and products, but these investments are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, substantially increase the costs of development and negatively affect our results of operations.

We could be adversely affected by strikes or other union job actions

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements. Approximately 10% of our employees are represented by labor unions under collective bargaining agreements. If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time. Our stations also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues, results of operations. Further, any changes in the existing labor laws may further the realization of the foregoing risks.

Our operations and business have in the past been, and could in the future be, materially adversely impacted by a pandemic or other health emergency

Pandemics, such as the COVID-19 pandemic, and public health emergencies have in the past affected and may, in the future, adversely affect our businesses. We experienced adverse business impacts relating to advertising sales, the suspension of content production, delays in the creation and availability of our programming, and other negative effects on our business due to the COVID-19 pandemic. Additionally, if portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connections with a pandemic or other public health emergency, there may be significant adverse effects on our business. In addition to the risks described above, a pandemic or other public health emergency may heighten other risks described in this section.

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

We may face intellectual property infringement claims that could be time-consuming, costly to defend and result in loss of significant rights

From time to time, our business receives claims alleging infringement of intellectual property rights of others. These claims could result in expensive and time-consuming litigation that could divert management’s attention from our business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement or enter into royalty or license agreements that may not be available on acceptable or desirable terms, if at all. Our failure to license proprietary rights on a timely basis would harm our business.

We are subject to risks related to our use of Generative Artificial Intelligence (GAI), a new and emerging technology, which is in the early stages of commercial use

We have begun to evaluate the use of GAI in our business processes. In recent years, the use of GAI has come under increased scrutiny. This technology, which is a new and emerging technology in early stages of commercial use, presents a number of risks inherent in its use, including ethical considerations, public perception and reputational concerns, intellectual property protection, regulatory compliance, privacy and data/cyber security concerns, labor issues (i.e., concerns that GAI tools take the place of human workers), and reliability and accuracy of the information produced, all of which could have a material adverse effect on our business, results of operations and financial position.

GAI tools powered by third parties may ingest and use our content without our permission, thereby potentially harming the market for our valuable intellectual property and, in turn, adversely affecting our business. While we are investing in tools that we hope to allow us to protect and enforce our rights against these types of actors, doing so may be costly and time consuming, and there are no guarantees that we will be successful in protecting our intellectual property.

Further, new laws, guidance and decisions in this area may limit our ability to use GAI or decrease its usefulness, and/or may impact our ability to protect our intellectual property from infringing and competitive uses and enforce our rights in it. As a result, we cannot predict future developments in GAI and related impacts to our business and our industry. If we are unable to successfully adapt to new developments related to, and risks and challenges associated with GAI, our business, results of operations and financial position could be negatively impacted.

Risks Related to Ownership of Our Common Stock

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations or to refinance our existing debt at reasonable rates and terms as it matures

As of December 31, 2025, we had approximately $2.53 billion in debt and approximately $738.7 million of undrawn additional borrowing capacity under our revolving credit facility. During 2025, we retired $550 million of unsecured notes that were scheduled to mature in March 2026. Our remaining fixed rate term debt matures at various times from 2027 through 2029. If our operating results deteriorate significantly, we may not be able to pay amounts when due and a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is generally unpredictable and volatile credit markets could make it harder for us to obtain debt financings. In addition, any amounts borrowed under the revolving credit facility in the future are subject to a variable rate.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $5.29 billion as of December 31, 2025, representing approximately 77% of our total assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary. Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may subsequently experience market pressures that could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

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

We may not realize the anticipated benefits of share repurchase activity

Future share repurchase activity, if any, could cause the price of the Company’s common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although share repurchases are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the repurchases.

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

Any decrease in our dividend payments or suspension of our dividend payments could cause our stock price to decline

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. We paid dividends totaling $80.5 million in 2025. We expect to continue to pay a regular quarterly dividend of 12.5 cents per share, which is the maximum amount we are permitted to pay under the terms of the Merger Agreement (as defined above). However, future cash dividends, if any, will be at the discretion of our Board of Directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant. Given these considerations, our Board of Directors may either maintain the current dividend amount, decrease it at any time, or may decide to suspend or discontinue the payment of cash dividends in the future.

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
•
Dilution of interests of holders of our securities through the issuance of equity securities or equity-linked securities; and
•
In the case of joint ventures and other investments, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate, or risks that our partners in strategic investments and infrastructure may encounter financial difficulties that could disrupt investee or partnership activities or impair assets acquired, which would adversely affect future reported results of operations and shareholders’ equity. In 2025, we recognized impairment charges of $14.4 million related to equity and debt investments.

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

Changes in governmental regulation, interpretation or legislative reform could increase our cost of doing business and adversely affect our profitability

Laws and regulations, including in the areas of advertising, consumer affairs, data protection, finance, marketing, privacy, publishing and taxation, are subject to change and to differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations or changes in enforcement priorities or activity could adversely affect us by, among other things:

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

The imposition of tariffs may negatively impact the demand for advertising

In 2025, the U.S. government imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to include other countries and types of foreign goods. In response to these tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Any such current and future tariff increases, expanding the scope of tariffs to capture other countries and types of foreign goods, other changes in U.S. trade policy or the imposition of retaliatory tariffs may adversely affect the businesses of our current and prospective customers, which could result in reduced advertising spend. Furthermore, political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, which could also reduce advertising spend.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

In today’s digital world, protecting our systems and data from cyberattacks and unintentional or malicious breaches is a priority for our leadership and Board of Directors. Our cybersecurity team is overseen by our Chief Technology Officer, who is directly supported by our Senior Director of IT Security and Compliance. This leadership team has decades of experience leading cybersecurity oversight and managing our organization’s cybersecurity risks. Team members who support our information security program have relevant educational, industry experience, and technical certifications. The technical leadership team provides quarterly and annual cybersecurity updates to our Board of Directors, briefing the Board on our cyber program, industry trends and risks, and any incidents the Company has experienced. Directors with experience in cybersecurity and technology play crucial roles in strategy, innovation, and oversight of the Company’s technology investments. The Board oversees our annual enterprise risk assessment, where we assess key risks within the Company, including security and technology risks and cybersecurity threats.

TEGNA uses the National Institute of Standards and Technology (NIST) Cybersecurity Framework and maintains clearly defined policies and standards for all employees and technical systems. We use external subject matter experts to provide independent assessments of the cybersecurity program. Following the NIST Cybersecurity Framework, TEGNA utilizes internal reporting, policies, software, training programs, secure software development coding practices and hardware solutions to protect and monitor our environment, including multifactor authentication on all critical systems, firewalls, intrusion, detection and prevention systems, vulnerability and penetration testing and identity management systems. Our network is continuously monitored using prevailing industry tools, and our cybersecurity team promptly investigates any anomalies. TEGNA has an extensive patching and software update program, and performance metrics are reported to our Board. All new employees are required to take a cybersecurity training course, and we have mandatory quarterly training modules for all employees.

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

ITEM 2. PROPERTIES

The types of properties required to support our television stations include offices, studios, sales offices, tower and transmitter sites. A listing of television station locations can be found on page 12. Our digital and multicast businesses that support our broadcast operations lease their facilities. This includes facilities for executive offices, sales offices and data centers. A listing of our digital businesses locations can be found on page 13. We lease our corporate headquarters facility, which is located in McLean, VA. We believe that none of our individual properties represents a material amount of the total properties owned or leased.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our approximately 161.9 million outstanding shares of common stock were held by 4,993 shareholders of record as of February 19, 2026. Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA.

Purchases of Equity Securities

In December 2023, our Board of Directors authorized a share repurchase program for up to $650.0 million of our common stock through December 31, 2025. The shares were to be repurchased at management’s discretion, either on the open market or in privately negotiated block transactions. In 2024, we repurchased 18.6 million shares under this program at an average share price of $14.79 for an aggregate cost of $274.8 million. We did not repurchase any shares under the repurchase program during 2025. Under the terms of the Merger Agreement, TEGNA is not permitted to repurchase its common stock during the pendency of the Merger.

Dividend Policy

Since 2017, we have been paying a regular quarterly cash dividend. We paid dividends totaling $80.5 million in 2025 and $81.4 million in 2024. In the second quarter of 2024, we announced a 10% increase to our quarterly dividend from 11.375 to 12.5 cents per share. As permitted by the terms of the Merger Agreement, we plan to continue to pay our regular quarterly dividend of 12.5 cents per share through the closing of the Merger.

Comparison of Shareholder Return – 2021 to 2025

The following graph compares the performance of our common stock during the period December 31, 2020, to December 31, 2025, with the S&P 500 Index, and a peer group index we selected.

Our peer group includes The E.W. Scripps Company, Gray Media, Inc., Nexstar Media Group, Inc., and Sinclair, Inc. (collectively, the Peer Group). The Peer Group includes the largest publicly traded pure-play and diversified television broadcasting companies with meaningful television station assets and broadcast exposure. No such company of relevant scale is excluded from the Peer Group, except for the television networks, which are part of much larger entities in which television stations are a relatively small part of the aggregate enterprise.

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of our Peer Group index is also weighted by market capitalization.

The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index, and the Peer Group index as of closing on December 31, 2020. It assumes that dividends were reinvested monthly with respect to our common stock, daily with respect to the S&P 500 Index and monthly with respect to the Peer Group companies.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
TEGNA Inc.
S&P 500 Index
Peer Group

		INDEXED RETURNS
		Year Ended
Company Name / Index	2020	2021	2022	2023	2024	2025
TEGNA Inc.	100	$135.58	$157.57	$116.80	$144.28	$157.36
S&P 500 Index	100	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	100	$121.73	$111.60	$97.86	$91.87	$120.83

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

TEGNA Inc. (the Company) serves local communities across the U.S. through trustworthy journalism, engaging content, and tools to help people navigate their daily lives. Through customized marketing solutions, we help businesses grow and thrive. With 64 television stations and two radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. We are one of the nation’s largest producers of local news producing more than 1,700 hours of news per week. Additionally, through our network affiliation and local sports rights agreements, we carry popular sports content which includes professional and collegiate sports and the Olympics. Each television station has a robust digital presence across website, mobile, connected television (CTV), streaming and social platforms, reaching consumers on all devices and platforms they use to consume news content. Our combined local and national sales forces capitalize on the reach provided by these offerings to provide our advertising customers with an extensive customer base. We deliver results for advertisers across our television, website, CTV and station streaming app networks and Premion, which reaches third party streaming app and CTV networks. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards.

We have one operating and reportable segment. The primary sources of our revenues are: 1) distribution revenues, reflecting fees paid by satellite, cable, streaming apps and telecommunications providers to carry our television content on their platforms. Distribution revenue also includes amounts we earn from licensing content to other outside parties for redistribution; 2) advertising & marketing services (AMS) revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on stations’ websites, tablet and mobile products and streaming apps; 3) political advertising revenues, which are driven by even-year election cycles at the local and national level (e.g., 2024, 2026, etc.) and particularly in the second half of those years; and 4) other services, such as production of programming and tower rentals.

Merger Agreement

On August 18, 2025, TEGNA Inc. entered into the Merger Agreement, with Nexstar. On November 18, 2025, the stockholders of TEGNA voted to adopt the Merger Agreement. The Merger is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close by the second half of 2026.

See Note 1 to the consolidated financial statements for further information about the Merger Agreement, the pending Merger and related matters.

Seasonality: Our revenues and operating results are subject to seasonal fluctuations, with our second and fourth quarter operating results generally being stronger than those of the first and third quarters, driven by the increases in spring seasonal advertising in second quarter and in advertising for the holiday season in the fourth quarter. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a crowd out effect), which can diminish our AMS revenue in the even year of a two-year election cycle, particularly in the fourth quarter of those years.

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 34 titled ‘Operating results non-GAAP information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis.

For a comparative discussion of our results of operations for the years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

A consolidated summary of our results is presented below (in thousands, except per share amounts):

	Year ended Dec. 31,
	2025	2024	Change
Revenues:	$2,711,998	$3,101,971	(13%)

Operating expenses:
Cost of revenues	1,730,843	1,756,115	(1%)
Business units - Selling, general and administrative expenses	379,721	394,589	(4%)
Corporate - General and administrative expenses	61,472	51,851	19%
Depreciation	61,646	59,935	3%
Amortization of intangible assets	35,347	53,600	(34%)
Asset impairment and other	—	1,097	***
Total	$2,269,029	$2,317,187	(2%)
Operating income	$442,969	$784,784	(44%)
Non-operating (expense) income:
Interest expense	$(158,388)	$(169,238)	(6%)
Interest income	25,453	26,991	(6%)
Other non-operating items, net	(21,237)	130,450	***
Total	(154,172)	(11,797)	***
Income before income taxes	288,797	772,987	(63%)
Provision for income taxes	69,325	173,944	(60%)
Net income	219,472	599,043	(63%)
Net loss attributable to redeemable noncontrolling interest	384	775	(50%)
Net income attributable to TEGNA Inc.	$219,856	$599,818	(63%)

Net Income per share - basic	$1.36	$3.55	(62%)
Net Income per share - diluted	$1.34	$3.53	(62%)

*** Not meaningful

Revenues

Distribution revenue is primarily generated from retransmission agreements with multichannel video programming distributors (e.g., cable and satellite providers) (MVPDs) and virtual multichannel video programming distributors (vMVPDs) that deliver a package of linear video content to consumers over the Internet (e.g., YouTube TV and Hulu + Live TV). AMS revenue is generated from sales of advertising on our television stations’ programming, as well as our digital advertising offerings, which include Premion, our streaming apps, our station websites and CTV.

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

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Year ended Dec. 31,
	2025	2024	Change
Distribution	$1,465,603	$1,476,075	(1%)
Advertising & Marketing Services	1,169,167	1,214,640	(4%)
Political	38,787	373,229	(90%)
Other	38,441	38,027	1%
Total revenues	$2,711,998	$3,101,971	(13%)

Total revenues decreased $390.0 million in 2025 compared to 2024. The net decrease was primarily due to a $334.4 million decline in political revenue, which is consistent with cyclical even-to-odd-year comparisons. Additionally, AMS revenue declined $45.5 million, primarily due to ongoing challenges in the television advertising market, the absence of Summer Olympic games in 2025, and lower Premion-related revenue following Gray Media’s exit as an exclusive reseller partner, partially offset by growth from local sports rights and local digital growth. Distribution revenue was down $10.5 million due to subscriber declines, partially offset by contractual rate increases, the impact of distributor renewals, and the absence in 2025 of a temporary disruption of service with a distribution partner which was successfully resolved in early 2024.

Cost of revenues

Cost of revenues decreased $25.3 million in 2025 compared to 2024. This net decrease was primarily driven by a $27.4 million decline in digital ad serving and platform fees and a $26.1 million decline in employee compensation costs, driven by core operational cost-cutting initiatives, partially offset by an increase in programming costs of $27.9 million, primarily associated with the costs of sports rights deals.

Business units - Selling, general and administrative expenses

Business unit selling, general and administrative expenses decreased $14.9 million in 2025 compared to 2024. The net decrease was primarily due to a $26.6 million decline in employee compensation, primarily driven by cost-cutting initiatives and a $1.3 million decrease in bad debt expense, partially offset by a $7.6 million increase in advertising costs and a $4.9 million increase in professional service fees.

Corporate - General and administrative expenses

Our corporate costs are separated from our direct business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. This category primarily consists of corporate management and support functions including Legal, Human Resources, and Finance.

Corporate general and administrative expenses increased $9.6 million in 2025 compared to 2024. The increase was primarily due to a $17.3 million increase in merger and acquisition related costs, partially offset by a $4.3 million decline in employee compensation.

Depreciation expense

Depreciation expense increased $1.7 million in 2025 compared to 2024. The increase was due to the acceleration of depreciation on assets associated with our corporate headquarters lease, for which we exercised an early termination right during the first quarter of 2025.

Amortization of intangible assets

Intangible asset amortization expense decreased $18.3 million in 2025 compared to 2024. The decrease was primarily due to certain intangible assets in 2024 reaching the end of their assumed useful lives and therefore becoming fully amortized.

Asset impairment and other

We incurred no asset impairment and other expenses in 2025 compared to $1.1 million in 2024. The 2024 activity was due to a contract termination fee.

Operating income

Operating income decreased $341.8 million in 2025 compared to 2024. This net decrease was primarily driven by a $334.4 million decline in political revenue and a $45.5 million decline in AMS revenue, partially offset by a decline in operating expenses. Adjusted operating income, a non-GAAP measure, decreased $336.0 million, also primarily due to declines in political and AMS revenues, offset by declines in operating expenses as discussed above. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see the “Operating results non-GAAP information” section below.

Non-operating (expense) income

Interest expense: Interest expense decreased by $10.9 million in 2025 as compared to 2024, due to the payoff of our March 2026 notes, which occurred in the third quarter of 2025.

A further discussion of our borrowing and financing activities is presented in the “Liquidity and capital resources” section of this report beginning on page 36 and in Note 5 to the consolidated financial statements.

Interest income: Interest income was $25.5 million in 2025, a decrease of $1.5 million as compared to 2024, primarily due to a lower average investable cash balance.

Other non-operating items, net: Other non-operating items, net, increased $151.7 million in 2025 compared to 2024. The increase was primarily due to the absence in 2025 of a $152.9 million gain recognized on the sale of our investment in Broadcast Music, Inc. (BMI) in 2024 and $14.4 million of impairment charges related to two investments recognized in 2025. Partially offsetting these increases was the absence in 2025 of a $10.3 million pension settlement charge recognized in 2024 as a result of lump sum payments made to certain participants in the TEGNA Retirement Plan.

Provision for income taxes

We reported pre-tax income of $288.8 million for 2025. The effective tax rate on pre-tax income was 24.0%. The 2025 effective tax rate increased compared to 22.5% in 2024 primarily due to a larger tax rate impact from recurring permanent nondeductible items, primarily driven by officer compensation subject to deductibility limits, nondeductible M&A-related transaction costs incurred, and valuation allowances recorded on minority investments. Partially offsetting the increases were larger tax rate benefits from the purchase of federal clean energy tax credits, a net excess tax benefit recognized in connection with stock-based compensation, and larger tax rate benefits from remeasurement of deferred taxes associated with updating state tax rates after filing of the Company's 2024 tax returns.

Net income attributable to TEGNA Inc.

Net income attributable to TEGNA Inc. and related per share amounts are presented in the table below (in thousands, except per share amounts):

	2025	2024	Change
Net income attributable to TEGNA (GAAP basis)	$219,856	$599,818	-63%
Per diluted share attributable to TEGNA (GAAP basis)	$1.34	$3.53	-62%

	2025	2024	Change
Net income attributable to TEGNA (non-GAAP basis)	$266,631	$520,972	-49%
Per diluted share attributable to TEGNA (non-GAAP basis)	$1.63	$3.07	-47%

On a GAAP and non-GAAP basis, 2025 net income attributable to TEGNA Inc. and earnings per share were lower than 2024 due to the factors discussed above. However, earnings per share amounts in 2025 benefited from share repurchases in 2024, as discussed below. For information on the nature and magnitude of items excluded from non-GAAP results, and a reconciliation to the most directly comparable GAAP measure, see “Results from Operations-Non-GAAP Information” section.

The weighted average number of diluted common shares outstanding for the year ended 2025 and 2024 were 162.8 million and 169.2 million, respectively. The decline in the number of diluted common shares outstanding was primarily due to the full-year impact of 4.0 million shares delivered to TEGNA in the first quarter of 2024 as final settlement under an ASR program. The decline was also due to the full-year impact of 18.6 million shares repurchased in 2024.

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

Our management and our Board of Directors (the Board) regularly use Employee compensation, Corporate – General and administrative expenses, Operating expenses, Operating income, Income before income taxes, Provision for income taxes, Net income attributable to TEGNA Inc., and Diluted earnings per share, each presented on a non-GAAP basis, for purposes of evaluating company performance. Management and the Board also use Adjusted EBITDA to evaluate our performance. The Leadership Development and Compensation Committee of our Board uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, and non-GAAP EPS to evaluate and compensate senior management. We, therefore believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We also believe these non-GAAP measures are frequently used by investors, securities analysts and other interested parties in their evaluation of our business and other companies in the broadcast industry.

We discuss in this Form 10-K non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items,” which are described in detail below in the section titled “Discussion of Special Charges and Credits Affecting Reported Results.” We believe that such expenses and gains are not indicative of normal, ongoing operations. While these items should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses, charges, and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We also discuss Adjusted EBITDA (with and without stock-based compensation expense), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of its businesses. We define Adjusted EBITDA as net income attributable to TEGNA before (1) net loss attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) interest income, (5) other non-operating items, net, (6) employee retention costs, (7) workforce restructuring costs, (8) asset impairment and other, (9) earnout adjustments, (10) M&A-related costs, (11) depreciation and (12) amortization of intangible assets. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property and equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income attributable to TEGNA. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

Discussion of special charges and credits affecting reported results: Our results during 2025 and 2024 included the following items we consider “special items” which, while at times recurring, can vary significantly from period to period:

Results for the year ended December 31, 2025:

•
Octillion acquisition earnout adjustments;
•
Retention costs, including stock-based compensation (SBC) and expense for cash payments to certain employees to ensure their continued service to the Company;
•
M&A-related costs;
•
Workforce restructuring; and
•
Other non-operating items related to investment impairment charges.

Results for the year ended December 31, 2024:

•
M&A-related costs;
•
Octillion acquisition earnout adjustments;
•
Retention costs, including SBC and expense for cash payments to certain employees to ensure their continued service to the Company;
•
Workforce restructuring;
•
Asset impairment and other consisting of a contract termination fee;
•
Other non-operating item consisting of a gain recognized on the sale of our investment in BMI and pension settlement charge related to the acceleration of previously deferred pension costs as a result of lump sum TEGNA Retirement Plan (TRP) payments; and
•
Tax expense associated with the difference between the tax impact calculated on the BMI gain using the estimated annual effective tax rate at interim quarters and the final full-year tax impact calculated using the statutory tax rate.

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income (in thousands, except per share amounts):

		Special Items
Year ended Dec. 31, 2025	GAAP measure	Earnout adjustment	Retention costs - SBC	Retention costs - Cash	M&A-related costs	Workforce restructuring	Other non-operating items	Non-GAAP measure

Employee compensation	$695,753	$—	$(1,634)	$(5,422)	$—	$(10,630)	$—	$678,067
Corporate - General and administrative expenses	61,472	—	(457)	(2,269)	(19,581)	(215)	—	38,950
Operating expenses	2,269,029	(1,697)	(1,634)	(5,422)	(19,581)	(10,630)	—	2,230,065
Operating income	442,969	1,697	1,634	5,422	19,581	10,630	—	481,933
Income before income taxes	288,797	1,697	1,634	5,422	19,581	10,630	14,392	342,153
Provision for income taxes	69,325	435	300	358	519	2,624	2,345	75,906
Net income attributable to TEGNA Inc.	219,856	1,262	1,334	5,064	19,062	8,006	12,047	266,631
Earnings per share - diluted	$1.34	$0.01	$0.01	$0.03	$0.12	$0.05	$0.07	$1.63

		Special Items
Year ended Dec. 31, 2024	GAAP measure	M&A-related costs	Earnout adjustments	Retention costs - SBC	Retention costs - Cash	Workforce restructuring	Asset impairment and other	Other non-operating item	Special tax item	Non-GAAP measure

Employee compensation	$752,753	$—	$—	$(9,955)	$(4,333)	$(18,931)	$—	$—	$—	$719,534
Corporate - General and administrative expenses	51,851	(2,290)	—	(3,307)	(2,227)	(2,725)	—	—	—	41,302
Operating expenses	2,317,187	(2,290)	3,453	(9,955)	(4,333)	(18,931)	(1,097)	—	—	2,284,034
Operating income	784,784	2,290	(3,453)	9,955	4,333	18,931	1,097	—	—	817,937
Income before income taxes	772,987	2,290	(3,453)	9,955	4,333	18,931	1,097	(142,552)	—	663,588
Provision for income taxes	173,944	593	(887)	1,186	748	4,129	284	(33,972)	(2,634)	143,391
Net income attributable to TEGNA Inc.	599,818	1,697	(2,566)	8,769	3,585	14,802	813	(108,580)	2,634	520,972
Earnings per share - diluted (a)	$3.53	$0.01	$(0.02)	$0.05	$0.02	$0.09	$—	$(0.64)	$0.02	$3.07

(a) Per share amounts do not sum due to rounding.

Adjusted EBITDA

Reconciliations of Adjusted EBITDA (inclusive and exclusive of stock-based compensation expenses) to net income attributable to TEGNA Inc. presented in accordance with GAAP on our Consolidated Statements of Income is presented below (in thousands):

	2025	Change	2024
Net income attributable to TEGNA Inc. (GAAP basis)	$219,856	(63%)	$599,818
Less: Net loss attributable to redeemable noncontrolling interest	(384)	(50%)	(775)
Less: Interest income	(25,453)	(6%)	(26,991)
Plus (Less): Other non-operating items, net	21,237	***	(130,450)
Plus: Provision for income taxes	69,325	(60%)	173,944
Plus: Interest expense	158,388	(6%)	169,238
Operating income (GAAP basis)	$442,969	(44%)	$784,784
Plus (Less): Octillion Earnout adjustments	1,697	***	(3,453)
Plus: M&A-related costs	19,581	***	2,290
Plus: Retention costs - Employee awards stock-based compensation	1,634	(84%)	9,955
Plus: Retention costs - Cash	5,422	25%	4,333
Plus: Workforce restructuring	10,630	(44%)	18,931
Plus: Asset impairment and other	—	***	1,097
Adjusted operating income (non-GAAP basis)	$481,933	(41%)	$817,937
Plus: Depreciation	61,646	3%	59,935
Plus: Amortization of intangible assets	35,347	(34%)	53,600
Adjusted EBITDA	$578,926	(38%)	$931,472
Stock-based compensation:
Employee awards	24,544	(14%)	28,579
Company stock 401(k) match contributions	16,416	(12%)	18,702
Adjusted EBITDA before stock-based compensation costs	$619,886	(37%)	$978,753

*** Not meaningful

Adjusted EBITDA margin was 21% with stock-based compensation expenses and 23% without those expenses. Our total Adjusted EBITDA decreased $352.5 million or 38% in 2025 compared to 2024, due to operational factors discussed above within the revenue and operating expense sections, most notably, decreases in political revenue and AMS revenue, which were partially offset by the decrease in operating expenses.

FINANCIAL POSITION

Liquidity and capital resources

Our operations generate strong positive operating cash flow which, along with availability under our revolving credit facility and cash and cash equivalents on hand, have been sufficient to fund our capital expenditures, interest payments, debt repayment, dividends, share repurchases, investments in strategic initiatives and other operating requirements.

We paid dividends totaling $80.5 million in 2025 and $81.4 million in 2024. As permitted by the terms of the Merger Agreement, we plan to continue to pay our regular quarterly dividend of 12.5 cents per share through the closing of the Merger, which is the maximum rate and frequency permitted by the Merger Agreement.

During 2025, we deployed surplus cash in time deposit and money market investments with several financial institutions. As of December 31, 2025, our cash and cash equivalents totaled $291.2 million.

Contractual obligations

An important use of our liquidity pertains to purchasing programming rights. Most of our stations have network affiliation agreements with major broadcast networks (ABC, CBS, Fox, and NBC). Under these agreements, the television networks produce and distribute programming to us in exchange for our stations’ commitments to air the programming at specified times and to pay the networks monetary compensation and provide other consideration, such as commercial announcement time during the programming. The network affiliation agreements have multi-year terms. In addition, programming rights include acquired syndicated programming (television series and movies that are purchased on a group basis for use by our owned stations) and the rights to carry certain professional sporting events. These contracts cover a period of up to five years. As of December 31, 2025, we had total programming commitments of $1.89 billion, of which $937.8 million will be settled within the next twelve months. See Note 11 to the consolidated financial statements for further details regarding programming commitments.

We also secure our on-air talent and other key personnel at our television stations through multi-year talent and employment agreements. We expect our contracts for talent and other key personnel will be renewed or replaced with similar agreements upon their expiration. As of December 31, 2025, amounts due under these contracts were approximately $234.9 million, of which approximately $133.2 million will be paid within the next twelve months. These amounts assume that contracts are not terminated prior to their expiration.

Other material contractual obligations include our operating leases (see Note 7 to the consolidated financial statements for further details) as well as our long-term debt and interest payments. Our nearest debt maturity is $200 million of unsecured notes due in June 2027. See ‘Long-term debt’ section below, as well as Note 5 to the consolidated financial statements for further details.

Cash Flows

The following table provides a summary of our cash flow information for the three years ended December 31, 2025 followed by a discussion of the key elements of our cash flows (in thousands):

	2025	2024	2023
Cash and cash equivalents at beginning of the period	$693,214	$361,036	$551,681

Operating activities:
Net income	219,472	599,043	476,347
Gain on investment sales	—	(153,626)	(25,809)
Depreciation, amortization and other non-cash adjustments	159,857	173,155	183,157
Merger termination fee	—	—	(136,000)
Pension expense, net of employer contributions	1,789	9,514	5,559
Decrease in trade receivables	99	22,071	34,726
Increase (decrease) in accounts payable	5,938	(27,613)	38,739
(Decrease) increase in interest and taxes payable	(66,220)	43,550	(14,977)
All other operating activities	5,060	18,873	25,507
Net cash flow from operating activities	325,995	684,967	587,249

Investing activities:
Purchase of property and equipment	(43,430)	(52,440)	(54,694)
Payments for acquisitions of businesses and assets, net of cash acquired	(1,745)	(54,249)	(1,150)
Proceeds from investments	3,201	158,976	28,105
All other investing activities	(3,000)	(20,518)	(250)
Net cash flow (used for) provided by investing activities	(44,974)	31,769	(27,989)

Financing activities:
Debt repayments	(550,000)	—	—
Repurchase of common stock	—	(274,827)	(652,914)
Dividends paid	(80,459)	(81,364)	(83,534)
Payments for tax withholding related to vested stock-based compensation awards and share repurchase excise tax	(25,327)	(17,252)	(13,457)
All other financing activities	(27,209)	(11,115)	—
Net cash flow used for financing activities	(682,995)	(384,558)	(749,905)
Net change in cash and cash equivalents	(401,974)	332,178	(190,645)
Cash and cash equivalents at end of the period	$291,240	$693,214	$361,036

Operating Activities

Cash flow from operating activities was $326.0 million in 2025, compared to $685.0 million in 2024, a decrease of $359.0 million. The decrease was primarily driven by a $334.4 million decrease in political revenue, reflecting the even-year political cycle and a $45.5 million decrease in AMS revenue, driven primarily due to ongoing challenges in the television advertising market, the absence of Summer Olympic games in 2025, and lower Premion-related revenue following Gray Media’s exit as an exclusive reseller partner, partially offset by growth from local sports rights and local digital growth. These decreases were also offset by a $21.0 million decrease in cash paid for taxes due to a decline in income before taxes.

Investing Activities

Cash flow used for investing activities was $45.0 million in 2025, compared to net cash flow provided by investing activities of $31.8 million in 2024, representing a $76.8 million year over year decrease. The net decrease was primarily attributable to 2024 activity that did not recur in 2025, namely $152.9 million in proceeds received from the sale of our investment in BMI during the first quarter of 2024 which was partially offset by cash outflows of $54.2 million related to the acquisition of Octillion Media in 2024. This decrease was partially offset by a $17.1 million decrease in payments for debt and equity investments, and a $9.0 million reduction in purchases of property and equipment.

Financing Activities

Cash flow used for financing activities was $683.0 million in 2025, an increase of $298.4 million from $384.6 million in 2024. The net increase was primarily driven by the early repayment of notes maturing in 2026 totaling $550.0 million in the third quarter of 2025. In addition, in 2025 we paid $20.8 million as a result of Premion redeeming Gray Media’s ownership interest in Premion. In 2024, we repurchased $274.8 million of common stock on the open market under our authorized share repurchase program. No share repurchase activity occurred during 2025.

For a comparative discussion of changes in our cash flow comparing the years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Financial Position” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

Long-term debt

As of December 31, 2025, $2.54 billion, representing 100% of our debt, had a fixed interest rate. See “Note 5 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt. As of December 31, 2025, we had $11.3 million of letters of credit outstanding resulting in unused borrowing capacity of $738.7 million under our $750 million revolving credit facility (the Credit Agreement), which expires in January 2029.

On July 2, 2025, we utilized available cash on hand to repay $250 million of our $550 million unsecured notes that were scheduled to mature in March 2026. We also paid $3.5 million of accrued interest and wrote off $0.5 million of unamortized debt issuance costs related to the early partial payoff of these notes.

On September 22, 2025, we utilized available cash on hand to repay the remaining $300 million of our $550 million March 2026 unsecured notes. At that time, we also paid $0.3 million of accrued interest and wrote off $0.4 million of unamortized debt issuance costs related to the early partial payoff of these notes.

As of December 31, 2025, we were in compliance with all covenants contained in our debt agreements and Credit Agreement and our leverage ratio, calculated in accordance with our Credit Agreement, was 2.78x, well below the permitted leverage ratio of less than 4.50x. The leverage ratio is calculated using annualized adjusted EBITDA (as defined in the Credit Agreement) for the trailing eight quarters. We believe that we will remain compliant with all covenants for the foreseeable future. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with Credit Agreement covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion.

We expect our existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months and beyond. Interest payments on the senior notes are based on the stated cash coupon rate. As of December 31, 2025, we had future interest payments on our senior notes of $357.8 million, of which $134.2 million will be paid within the next twelve months.

The following schedule discloses future annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2025	Annual Maturities
2026	$—
2027	440,000
2028	1,000,000
2029	1,100,000
2030	—
Thereafter	—
Total	$2,540,000

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. As of December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Goodwill: As of December 31, 2025, our goodwill balance was $3.02 billion and represented approximately 44% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed.

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

When conducting the annual goodwill impairment test, we have the option to perform either a qualitative or quantitative assessment. In 2025, we elected to perform the qualitative assessment, which considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. The qualitative approach also considers inputs used in the most recent quantitative analysis, such as stock price, shares outstanding and the control premium and how those inputs have changed since the quantitative test. We also considered the fair value of the company implied by the pending Merger. After performing this analysis, we determined that it was not more likely than not that the carrying value of our reporting unit exceeds its fair value and therefore we did not perform a quantitative analysis.

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

Indefinite Lived Intangibles: This category consists entirely of FCC broadcast licenses related to our acquisitions of television stations. As of December 31, 2025, indefinite lived intangible assets were $2.12 billion and represented approximately 31% of our total assets.

The FCC broadcast licenses are recorded at their estimated fair value as of the date of the business acquisition. We determine the fair value of each FCC broadcast license using an income approach referred to as the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and a discount rate (determined using a weighted average cost of capital). Because these licenses are considered indefinite lived intangible assets, we do not amortize them. Instead, they are tested for impairment annually (on the first day of our fourth quarter), or more often if circumstances dictate, for impairment and written down to fair value as required.

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2025, we elected to perform the quantitative assessment for certain FCC licenses that have experienced limited headroom in recent years. The aggregate carrying value of such licenses is $395.9 million. No impairment charges were recorded as a result of this analysis.

We performed the optional qualitative assessment for all of our other FCC licenses, which represented an aggregate carrying value of $1.73 billion. In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in inputs to the discount rate. The results of our qualitative procedures showed no material adverse change in inputs that would indicate that an impairment exists since the last quantitative test of these assets. As such, we concluded it was more likely than not that the fair value of each of these indefinite lived FCC broadcast licenses was more than its carrying amount and we therefore did not perform a quantitative test on these licenses in 2025.

Changes in key fair value assumptions used in our analysis could result in future non-cash impairment charges, and any related impairment could have a material adverse impact on our results of operations. Changes in key fair value assumptions that could result in a future impairment charge include increases in discount rates and declines in market revenues. A 100 basis point increase in our discount rate, a 10% decline in market revenues, or a 10% decline in profit margin (holding all other assumptions in the fair value model constant) would result in an aggregate impairment charge of approximately $8.4 million or less.

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

The most important assumptions include the discount rate applied to pension plan obligations and the expected long-term rate of return on plan assets for the TRP (the SERP is an unfunded plan). The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. A decrease in discount rates would increase pension obligations while an increase in discount rate would reduce pension obligations.

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. For 2025, we assumed a rate of 6.5% for our long-term expected return on pension assets used for our TRP plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a plus or minus 50 basis points change in the expected rate of return on pension assets (with all other assumptions held constant) would have decreased or increased estimated pension plan expense for 2025 by approximately $1.6 million. The effects of actual results differing from this assumption is initially accumulated as unamortized gains and losses and later amortized to expense on the Consolidated Statements of Income.

For the December 31, 2025 measurement, the assumption used for the discount rate was 5.40% for our TRP and 5.35% for our SERP plans. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a plus or minus 50 basis points change in these discount rates as of the end of 2025 (with all other assumptions held constant) would have decreased or increased plan obligations by approximately $15.1 million. For 2025, the discount rate used to determine the pension expense was 5.60% for both plans. A 50 basis points increase or decrease in this discount rate would have decreased or increased total pension plan expense for 2025 by approximately $0.3 million.

Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than the tax expense reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2025, deferred tax asset valuation allowances totaled $28.3 million, primarily related to federal and state interest disallowance carryforwards, minority investments, state net operating loss carryforwards, and accrued compensation costs. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.

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

As of December 31, 2025, we did not have any floating interest obligations outstanding and had unused borrowing capacity of $738.7 million under our $750 million Credit Agreement, which expires in January 2029.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TEGNA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TEGNA Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Quantitative impairment assessments for certain FCC broadcast licenses

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated FCC broadcast licenses balance was $2.1 billion as of December 31, 2025. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. In 2025, management elected to perform the quantitative assessment for certain FCC broadcast licenses with an aggregate carrying value of $395.9 million. In performing its quantitative assessment, fair value is estimated by management using an income approach called the Greenfield method. The Greenfield method utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and the discount rate (determined by management using a weighted average cost of capital). The principal considerations for our determination that performing procedures relating to the quantitative impairment assessments for certain FCC broadcast licenses is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain FCC broadcast licenses; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market revenues, estimated profit margins based on market size and station type, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments, including controls over the valuation of the Company’s FCC broadcast licenses. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to market revenues, estimated profit margins based on market size and station type, and the discount rate. Evaluating management’s assumptions related to market revenues and estimated profit margins based on market size and station type involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia

March 2, 2026

We have served as the Company’s auditor since 2018.

TEGNA Inc.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

	Dec. 31,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$291,240	$693,214
Accounts receivable, net of allowances of $3,510 and $2,831, respectively	603,522	604,300
Other receivables	23,117	11,752
Syndicated programming rights	27,219	28,097
Prepaid expenses and other current assets	35,902	23,049
Total current assets	981,000	1,360,412
Property and equipment
Land	86,347	86,347
Buildings and improvements	362,932	360,492
Equipment, furniture and fixtures	638,039	641,024
Construction in progress	10,487	6,037
Total	1,097,805	1,093,900
Less accumulated depreciation	(673,134)	(649,581)
Net property and equipment	424,671	444,319
Intangible and other assets
Goodwill	3,015,944	3,015,944
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $220,522 and $185,175, respectively	2,273,800	2,309,772
Right-of-use assets for operating leases	65,071	63,535
Investments and other assets	113,448	132,537
Total intangible and other assets	5,468,263	5,521,788
Total assets	$6,873,934	$7,326,519

TEGNA Inc.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts

	Dec. 31,
	2025	2024

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$93,276	$87,338
Accrued liabilities
Compensation	75,324	64,343
Interest	36,999	44,719
Contracts payable for programming rights	139,385	143,095
Other	85,381	75,454
Income taxes payable	—	51,331
Total current liabilities	430,365	466,280
Noncurrent liabilities
Net deferred income tax liabilities	591,267	579,213
Long-term debt	2,530,587	3,076,451
Pension liabilities	56,522	65,956
Operating lease liabilities	59,981	63,421
Other noncurrent liabilities	49,033	50,167
Total noncurrent liabilities	3,287,390	3,835,208
Total liabilities	$3,717,755	$4,301,488

Commitments and contingent liabilities (see Note 11)

Redeemable noncontrolling interest (see Note 1)	$—	$20,317

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 168,168,632 and 324,418,632 shares issued, respectively	168,169	324,419
Additional paid-in capital	29,297	27,941
Retained earnings	3,172,693	8,549,717
Accumulated other comprehensive loss	(101,953)	(106,644)
Less treasury stock at cost, 7,103,970 and 164,520,591 shares, respectively	(112,027)	(5,790,719)
Total equity	3,156,179	3,004,714
Total liabilities, redeemable noncontrolling interest and equity	$6,873,934	$7,326,519

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts

	Year ended Dec. 31,
	2025	2024	2023

Revenues	$2,711,998	$3,101,971	$2,910,930

Operating expenses:
Cost of revenues[1]	1,730,843	1,756,115	1,718,857
Business units - Selling, general and administrative expenses	379,721	394,589	412,000
Corporate - General and administrative expenses	61,472	51,851	65,933
Depreciation	61,646	59,935	59,769
Amortization of intangible assets	35,347	53,600	53,467
Asset impairment and other (see Note 10)	—	1,097	3,359
Merger termination fee	—	—	(136,000)
Total	2,269,029	2,317,187	2,177,385
Operating income	442,969	784,784	733,545

Non-operating (expense) income:
Interest expense	(158,388)	(169,238)	(172,904)
Interest income	25,453	26,991	29,292
Other non-operating items, net	(21,237)	130,450	16,613
Total	(154,172)	(11,797)	(126,999)

Income before income taxes	288,797	772,987	606,546
Provision for income taxes	69,325	173,944	130,199
Net income	219,472	599,043	476,347
Net loss attributable to redeemable noncontrolling interest	384	775	377
Net income attributable to TEGNA Inc.	$219,856	$599,818	$476,724

Earnings per share:
Basic	$1.36	$3.55	$2.29
Diluted	$1.34	$3.53	$2.28

Weighted average number of common shares outstanding:
Basic shares	161,416	168,434	207,594
Diluted shares	162,820	169,165	207,947

1Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars

	Year ended Dec. 31,
	2025	2024	2023

Net income	$219,472	$599,043	$476,347
Other comprehensive income, before tax:
Recognition of foreign currency translation adjustments	(560)	—	—
Recognition of previously deferred post-retirement benefit plan costs	5,726	6,031	5,590
Actuarial gain arising during the period	1,332	1,108	2,387
Pension settlement charge	—	10,316	—
Recognition of previously deferred post-retirement benefit plan costs	6,498	17,455	7,977
Income tax effect related to components of other comprehensive income	(1,807)	(4,489)	(2,054)
Other comprehensive income, net of tax	4,691	12,966	5,923
Comprehensive income	224,163	612,009	482,270
Comprehensive loss attributable to redeemable noncontrolling interest	384	775	377
Comprehensive income attributable to TEGNA Inc.	$224,547	$612,784	$482,647

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars

	Year ended Dec. 31,
	2025	2024	2023

Cash flows from operating activities:
Net income	$219,472	$599,043	$476,347
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation	61,646	59,935	59,769
Amortization of intangible assets	35,347	53,600	53,467
Employee stock-based compensation awards	26,178	38,532	24,497
Company stock 401(k) match contributions	16,416	18,702	18,629
Amortization of deferred financing costs, debt discounts and premiums	5,644	6,193	7,058
Gain on investment sales	—	(153,626)	(25,809)
Provision for deferred income taxes	14,626	(3,807)	19,737
Merger termination fee	—	—	(136,000)
Pension expense, net of employer contributions	1,789	9,514	5,559
Change in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	99	22,071	34,726
Increase (decrease) in accounts payable	5,938	(27,613)	38,739
(Decrease) increase in interest and taxes payable	(66,220)	43,550	(14,977)
Increase (decrease) in deferred revenue	4,573	(2,973)	2,810
Changes in other assets and liabilities, net	487	21,846	22,697
Net cash flow from operating activities	325,995	684,967	587,249
Cash flows from investing activities:
Purchase of property and equipment	(43,430)	(52,440)	(54,694)
Payments for acquisitions of businesses and assets, net of cash acquired	(1,745)	(54,249)	(1,150)
Payments for investments	(3,690)	(20,776)	(370)
Proceeds from investments	3,201	158,976	28,105
Proceeds from sale of assets	690	258	120
Net cash flow (used for) provided by investing activities	(44,974)	31,769	(27,989)
Cash flows from financing activities:
Debt repayments	(550,000)	—	—
Repurchase of common stock	—	(274,827)	(652,914)
Dividends paid	(80,459)	(81,364)	(83,534)
Payments for debt issuance costs	—	(6,448)	—
Payments for acquisition-related earnout consideration	(6,364)	(4,667)	—
Repurchase of noncontrolling interest in Premion	(20,845)	—	—
Payments for tax withholding related to vested stock-based compensation awards and share repurchase excise tax	(25,327)	(17,252)	(13,457)
Net cash flow used for financing activities	(682,995)	(384,558)	(749,905)
(Decrease) increase in cash and cash equivalents	(401,974)	332,178	(190,645)
Balance of cash and cash equivalents at beginning of year	693,214	361,036	551,681
Balance of cash and cash equivalents at end of year	$291,240	$693,214	$361,036

Supplemental cash flow information:
Cash paid for income taxes, net of refunds(1)	$113,142	$134,123	$126,138
Cash paid for interest	$161,244	$164,406	$166,132

(1) Includes $71,474 of payments for clean energy tax credits in 2025.

The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

In thousands of dollars, except per share data

		TEGNA INC. SHAREHOLDERS’ EQUITY
	Redeemable noncontrolling interest	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total Equity
Balance as of Dec. 31, 2022	$17,418	$324,419	$27,941	$7,898,055	$(125,533)	$(5,053,160)	$3,071,722
Net income	(377)	—	—	476,724	—	—	476,724
Other comprehensive loss, net of tax	—	—	—	—	5,923	—	5,923
Total comprehensive income							482,647
Dividends declared: $0.42 per share	—	—	—	(83,534)	—	—	(83,534)
Company stock 401(k) match contributions	—	—	(23,029)	(32,008)	—	73,666	18,629
Stock-based awards activity	—	—	(5,959)	(89,010)	—	81,512	(13,457)
Employee stock-based compensation awards	—	—	24,497	—	—	—	24,497
Repurchase of common stock	—	—	3,304	(77,211)	—	(721,141)	(795,048)
Adjustment of redeemable noncontrolling interest to redemption value	1,771	—	—	(1,771)	—	—	(1,771)
Other activity	—	—	1,187	—	—	—	1,187
Balance as of Dec. 31, 2023	$18,812	$324,419	$27,941	$8,091,245	$(119,610)	$(5,619,123)	$2,704,872
Net (loss) income	(775)	—	—	599,818	—	—	599,818
Other comprehensive income, net of tax	—	—	—	—	12,966	—	12,966
Total comprehensive income							612,784
Dividends declared: $0.49 per share	—	—	—	(81,364)	—	—	(81,364)
Company stock 401(k) match contributions	—	—	(33,243)	(26,500)	—	78,445	18,702
Stock-based awards activity	—	—	(64,776)	(31,202)	—	84,328	(11,650)
Employee stock-based compensation awards	—	—	38,532	—	—	—	38,532
Repurchase of common stock		—	58,029	—	—	(334,369)	(276,340)
Adjustment of redeemable noncontrolling interest to redemption value	2,280	—	—	(2,280)	—	—	(2,280)
Other activity	—	—	1,458	—	—	—	1,458
Balance as of Dec. 31, 2024	$20,317	$324,419	$27,941	$8,549,717	$(106,644)	$(5,790,719)	$3,004,714
Net (loss) income	(384)	—	—	219,856	—	—	219,856
Other comprehensive income, net of tax	—	—	—	—	4,691	—	4,691
Total comprehensive income							224,547
Dividends declared: $0.50 per share	—	—	—	(80,459)	—	—	(80,459)
Stock-based awards activity	—	—	(30,561)	(66,877)	—	76,236	(21,202)
Employee awards stock-based compensation	—	—	26,178	—	—	—	26,178
Retirement of treasury shares	—	(156,250)		(5,448,632)	—	5,604,882	—
Repurchase of noncontrolling interest in Premion	(20,845)	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	912	—	—	(912)	—	—	(912)
Other activity	—	—	5,739	—	—	(2,426)	3,313
Balance as of Dec. 31, 2025	$—	$168,169	$29,297	$3,172,693	$(101,953)	$(112,027)	$3,156,179

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of business, use of estimates, basis of presentation, merger agreement and summary of significant accounting policies

Description of business: With 64 television stations in 51 U.S. markets, TEGNA (the Company) reaches more than 100 million people monthly across the web, mobile apps, connected TVs, and linear television. This extensive reach is the backbone of our core mission: to help people thrive in their communities by providing the trusted local news and services that matter most. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards, which are indicative of important work we are doing to keep our communities informed.

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

Basis of presentation: The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities for which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures are included in “Other non-operating items, net”.

Merger Agreement: On August 18, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Nexstar Media Group, Inc., a Delaware corporation (Nexstar) and Teton Merger Sub, Inc. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Nexstar.

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

The Merger Agreement contains certain termination rights for the parties and provides that, upon termination of the Merger Agreement under certain specified circumstances, Nexstar will be required to pay TEGNA a termination fee of $125.0 million.

TEGNA has made customary representations, warranties and covenants in the Merger Agreement. If the Merger is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

On November 18, 2025, the stockholders of TEGNA voted to adopt the Merger Agreement. The Merger is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close by the second half of 2026.

Segment presentation: We operate one operating and reportable segment, which primarily consists of our 64 television stations and two radio stations operating in 51 markets. Our reportable segment structure has been determined based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker (CODM), who is our Chief Executive Officer. The primary measures of profit or loss that our CODM reviews are Net income and Adjusted EBITDA. Our CODM uses these performance metrics to monitor budget-to-actual performance and to make decisions about the Company’s strategy and allocation of resources. Within these measures, the significant expense measures that are regularly provided to our CODM are programming and employee compensation. The tables below provide reconciliations between revenue and the primary measures of profit or loss and include our significant expense measures (in thousands).

	2025	2024	2023
Revenue	$2,711,998	$3,101,971	$2,910,930
Less:
Programming	1,026,086	998,231	995,292
Employee compensation (a)	678,067	719,534	702,324
Other segment items (b)	428,919	452,734	470,974
Adjusted EBITDA	$578,926	$931,472	$742,340
Less: All other segment items (c)	359,454	332,429	265,993
Net income	$219,472	$599,043	$476,347

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

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Our allowance also takes into account expected future trends which may impact our customers’ ability to pay, such as economic growth (or declines), unemployment and demand for our products and services. We monitor the credit quality of our customers and their ability to pay through the use of analytics and communication with individual customers. Bad debt expense is included in “Business units - Selling, general and administrative expenses” on our Consolidated Statements of Income. We had bad debt expense of $3.9 million in 2025, $5.2 million in 2024 and $1.7 million in 2023. Write-offs of trade receivables (net of recoveries) were $3.3 million in 2025, $5.3 million in 2024 and $2.5 million in 2023.

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

Our goodwill balance was $3.02 billion as of both December 31, 2025 and 2024. Goodwill is accounted for at the segment level and allocated to, and tested for impairment at, a level referred to as the reporting unit. We have determined that our one operating segment, Media, consists of a single reporting unit.

Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances indicate that the fair value of our reporting unit may be below its carrying amount.

When conducting the annual goodwill impairment test, we have the option to perform either a qualitative or quantitative assessment. In 2025, we elected to perform the qualitative assessment, which considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. The qualitative approach also considers inputs used in the most recent quantitative analysis, such as stock price, shares outstanding and the control premium and how those inputs have changed since the most recent quantitative test. After performing this analysis, we determined that it was not more likely than not that the carrying value of our reporting unit exceeds its fair value and therefore we did not perform a quantitative analysis.

We also have significant intangible assets with indefinite lives associated with FCC broadcast licenses related to our acquisitions of television and radio stations. The FCC broadcast licenses are recorded at their estimated fair value at the date of acquisition. Fair value is estimated using an income approach called the Greenfield method, which utilizes a discounted cash flow model that incorporates several key assumptions, including market revenues, long-term growth projections, estimated market share for a typical market participant, estimated profit margins based on market size and station type, and a discount rate (determined using a weighted average cost of capital). Because these licenses are considered indefinite lived intangible assets, we do not amortize them. Instead, they are tested for impairment annually (first day of our fourth quarter), or more often if circumstances dictate, for impairment and written down to fair value as required. We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we do not need to perform the quantitative analysis. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset.

In 2025, we elected to perform the quantitative assessment for certain FCC licenses that have experienced limited headroom in recent years. The aggregate carrying value of such licenses is $395.9 million. No impairment charges were recorded as a result of this analysis. However, material adverse changes in any of the significant valuation inputs could result in future declines in the fair value of these FCC license assets, and could result in non-cash impairment charges which could have a material adverse impact on our future results from operations and financial position.

We performed the optional qualitative assessment for all of our other FCC licenses, which represented an aggregate carrying value of $1.73 billion. In performing the qualitative impairment analysis, we analyzed trends in the significant inputs used in the fair value determination of the FCC license assets. This included reviewing trends in market revenues, market share, profit margins, long-term expected growth rates, and changes in the discount rate. The results of our qualitative procedures showed no material adverse change in inputs that would indicate an impairment exists since the last quantitative test of these assets. As such, we concluded it was more likely than not that the fair value of each of these indefinite lived FCC broadcast licenses was more than its carrying amount and we therefore, did not perform a quantitative test on these licenses in 2025.

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

Investments in the equity of non-public businesses that do not have readily determinable pricing, and for which we do not have control and do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included in “Other non-operating items (net)” on our Consolidated Statements of Income. As of December 31, 2025 and 2024, such investments totaled $25.3 million and $29.0 million, respectively. See Note 3 for additional details.

In 2024, we recognized a gain of $152.9 million on one such investment upon the completion of the sale of Broadcast Music, Inc. to a private equity firm. This gain is included in “Other non-operating items, net” in the Consolidated Statements of Income. Following this sale we no longer have any ownership interest in BMI.

Our television stations are parties to contracts that provide us with rights to broadcast television series and films (syndication contracts). These syndication contracts are recorded at the gross amount of the related liability when the content is available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Syndication assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based on when the content is expected to air. Expense is recognized on a straight line basis which appropriately matches the cost of the content with the revenues associated with them. During 2025, 2024 and 2023, we incurred syndication expense of $38.6 million, $42.7 million and $53.2 million, respectively. Syndication expense is included in “Cost of revenues” within our Consolidated Statements of Income. Syndication expense, along with network affiliation and sports rights fees, are the primarily components of our programming expense. As of December 31, 2025, $27.2 million of syndication assets existed, which we expect to be expensed within the next twelve months. The liability for syndication contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the content, but may be shorter.

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

Redeemable Noncontrolling interest: Premion is an advertising platform focused on the distribution of digital advertising via connected television (CTV) platforms. In March 2020, we sold a minority interest in Premion to an affiliate of Gray Media (Gray) and entered into a commercial reselling agreement with the affiliate. Because redemption of the minority ownership interest was outside our control, Gray’s equity interest was presented outside of the Equity section on the Consolidated Balance Sheets in the caption “Redeemable noncontrolling interest.” On April 1, 2025, Gray exercised its put right following the expiration of the commercial agreement. In connection with this, Premion redeemed Gray’s full interest in Premion for $20.8 million on April 30, 2025.

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

In the fourth quarter of 2025, we retired 156.3 million treasury shares of TEGNA common stock. As a result, both the number of shares issued and the number of treasury shares declined by 156.3 million. Further, the carrying value of our treasury stock was reduced by $5.60 billion, which represents the total cost of the treasury shares retired. The carrying value of our common stock on the Consolidated Balance Sheet was reduced by $156.3 million, $1 par value for each share of common stock retired. We elected to record the $5.45 billion value of the retired treasury stock in excess of the common stock reduction as a reduction to retained earnings.

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

Our largest source of revenue is our distribution revenue, which is primarily generated from retransmission agreements with multichannel video programming distributors (MVPDs) and virtual multichannel video programming distributors (vMVPDs) that deliver a package of linear video content to consumers over the Internet (e.g., YouTube TV and Hulu + Live TV). Under these multi-year contracts, we grant these providers the right to include our stations’ linear television signals in their packages of video offerings that they make available to consumers in exchange for a fee. Revenue under these agreements is recognized in accordance with the guidance for licensing intellectual property utilizing a usage based method. The amount of revenue earned is based on the number of subscribers to which the MVPDs and vMVPDs retransmit our signal and is calculated at the negotiated fee per subscriber under each agreement. Our MVPD and vMVPD partners generally submit payments monthly, typically within 60 to 90 days after the month that the service was provided. Our performance obligations are satisfied, and revenue is recognized, as the distributors retransmit our signal. This measure toward satisfaction of our performance obligations and recognition of revenue is the most appropriate as it aligns our revenue recognition with the value that we are delivering to our distribution partners when we provide retransmission consent.

We also earn revenue through the sale of advertising and marketing services (AMS). This revenue stream includes all sources of our traditional television and radio advertising, as well as digital revenues (including Premion). Contracts within this revenue stream are short-term in nature (most often three months or less). Contracts generally consist of multiple deliverables, such as television commercials and/or digital advertising solutions, that we have identified as individual performance obligations. Before performing under the contract, we establish the transaction price with our customer based on the agreed upon rates for each performance obligation.

Revenue is recognized as we fulfill our performance obligations to our customers. For our AMS revenue stream, we measure the fulfillment of our performance obligations based on the airing of the individual television commercials or display or distribution of digital advertisements. This measure is most appropriate as it aligns our revenue recognition with the value we are providing to our customers. The price to air each individual linear television commercial and digital advertisement is negotiated with the applicable customer and is determined based on multiple factors, including, but not limited to, for linear advertising, the programming and day-part selected, supply of available inventory, the applicable station’s viewership ratings and overall market conditions (e.g., timing of the year and strength of U.S. economy), and for digital advertising, the programming, selected audience, and general market conditions. Customers are billed monthly and payment is generally due 30 days after the date of the invoice. Commission costs related to these contracts are expensed as incurred due to the short-term nature of the contracts.

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

Our remaining revenue is comprised of various other services, primarily production services (for news content and commercials), spectrum leasing, and tower rental income. Revenue is recognized as these various services are provided to our customers.

In instances where we sell services from more than one revenue stream to the same customer at the same time, we recognize one contract and allocate the transaction price to each deliverable element (e.g., performance obligation) based on the relative fair value of each element.

Revenue earned by categories in 2025, 2024 and 2023 are shown below (amounts in thousands):

	2025	2024	2023
Distribution	$1,465,603	$1,476,075	$1,544,550
Advertising & Marketing Services	1,169,167	1,214,640	1,279,543
Political	38,787	373,229	45,800
Other	38,441	38,027	41,037
Total revenues	$2,711,998	$3,101,971	$2,910,930

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

Employee awards stock-based employee compensation: We grant restricted stock units (RSUs), restricted stock awards (RSAs), and performance share awards (PSAs) to certain employees as a form of compensation. The expense for the RSUs and RSAs is based on the grant date fair value of the award and is generally recognized on a straight-line basis. Expense related to PSAs is remeasured monthly to take into account changes in the Company’s stock price over the first two-year performance period, as the award provides the Leadership Development and Compensation Committee with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria. Expense under these programs is recognized over the requisite service period, which is typically a four-year period for RSUs, a three-year period for PSAs and varies for RSAs. Performance share expense for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 9 for further discussion.

Advertising and marketing costs: We expense advertising and marketing costs, such as costs to promote our brands, as they are incurred. Advertising expenses were $19.1 million in 2025, $12.0 million in 2024 and $10.7 million in 2023, and are included in “Business units - Selling, general and administrative expenses” on the Consolidated Statements of Income.

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

Accounting guidance adopted in 2025: In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance requires entities to disclose on a quarterly and annual basis the significant segment expense items that are regularly provided to the entity’s CODM. Entities are also required to disclose the title and position of their CODM. We adopted this new guidance on an annual basis in our 2024 Form 10-K and adopted the quarterly requirements of this guidance beginning in the first quarter of 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires entities to disclose additional quantitative and qualitative information about the reconciliation between their statutory and effective tax rates. Specifically, the guidance requires disaggregation of the reconciling items using standardized categories. This guidance also requires additional disclosure of income taxes paid to now include disaggregation on a federal, state and foreign basis and to specifically include the amount of income taxes paid to individual jurisdictions when they represent five percent or more of total income tax payments. We have adopted this guidance for the first time in this Form 10-K using the retrospective method. See Note 4 for new disclosures made as a result of the adoption of this guidance.

New accounting guidance not yet adopted:

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented in the Statement of Income as well as disclosures about selling expenses. The new guidance will be effective for us beginning in 2027 on an annual basis and in the first quarter of 2028 on a quarterly basis, and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. We are currently evaluating the effect this new guidance will have on our disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance allows all entities to elect to use a practical expedient whereby they can assume that current conditions as of the balance sheet date do not change for the remaining life of the account receivable or contract asset. The new guidance will be effective for us beginning in 2026 and must be adopted on a prospective basis. We are currently evaluating the impact of this new guidance.

In September 2025, the FASB issued ASU 2025-06, Intangibles- Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes project stages as the deciding factor for determining when to capitalize internal-use software costs. Instead, it requires entities to begin capitalization of such costs when management has committed to funding the project and it is probable that the project will be completed and that the software will be used for its intended purpose. The new guidance will be effective for us beginning in 2028 and may be adopted on either a prospective, modified transition or retrospective basis. Early adoption of the guidance is permitted as of the beginning of a fiscal year. We are currently evaluating the impact of this new guidance.

NOTE 2 – Goodwill and other intangible assets

We operate as one operating and reportable segment which includes a goodwill balance of $3.02 billion as of both December 31, 2025 and 2024.

The following table displays indefinite-lived intangible assets and amortizable intangible assets as of December 31, 2025 and 2024 (in thousands):

	Gross	Accumulated Amortization	Net
Dec. 31, 2025
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,124,106	$—	$2,124,106
Amortizable intangible assets:
Network affiliation agreements	266,018	(143,247)	122,771
Other	104,198	(77,275)	26,923
Total indefinite-lived and amortizable intangible assets	$2,494,322	$(220,522)	$2,273,800

Dec. 31, 2024
Indefinite-lived intangibles:
Television and radio station FCC broadcast licenses	$2,124,731	$—	$2,124,731
Amortizable intangible assets:
Network affiliation agreements	266,018	(122,539)	143,479
Other	104,198	(62,636)	41,562
Total indefinite-lived and amortizable intangible assets	$2,494,947	$(185,175)	$2,309,772

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our multicast networks acquisition and acquired technology from our acquisition of Octillion Media, discussed below, which are also amortized on a straight-line basis over their useful lives.

On January 31, 2024, Premion, LLC acquired substantially all the assets of Octillion Media, a demand-side advertising platform focused on local CTV/streaming apps advertising. The acquisition expanded Premion’s capabilities in the growing CTV marketplace by combining Octillion’s technology with Premion’s local CTV/streaming app advertising solution.

The base purchase price of the acquisition was $56.0 million plus an adjustment for working capital and a maximum earnout of $14.0 million that the sellers were entitled to receive if the Octillion Media business achieved three separate technological and financial milestones during a defined period following the closing. In 2024, the Octillion Media business achieved the performance milestones contemplated by the first earnout, and as a result we paid $4.7 million of additional consideration to the sellers.

In 2025, we made a final earnout payment of $6.4 million to the previous owners of Octillion Media as a result of achievements related to the second and third earnout requirements under the purchase agreement signed by the parties. Additionally in 2025, we also paid $1.7 million of purchase price holdbacks that had been retained under the purchase agreement. There are no remaining earnouts or holdbacks related to the Octillion acquisition.

The following table shows the projected annual amortization expense related to amortizable intangible assets existing as of December 31, 2025 (in thousands):

2026	$31,310
2027	21,457
2028	20,524
2029	14,200
2030	13,452
Thereafter	48,751
Total	$149,694

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	Dec. 31,
	2025	2024
Cash value life insurance	$52,584	$51,860
Equity method investments	15,954	16,280
Other equity investments	25,338	29,020
Debt investment	1,000	7,500
Deferred compensation assets	5,765	6,212
Deferred financing costs	4,629	6,137
Prepaid assets	1,792	5,960
Other long-term assets	6,386	9,568
Total	$113,448	$132,537

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

Other equity investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are either recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments or fair value using the net asset value per share practical expedient. In 2025, we recorded $5.2 million of impairments on two of these investments. The impairment charges were recorded within “Other non-operating items, net ” in the Consolidated Statement of Income.

Debt Investment: Represents an investment in the debt of a private company. In December 2025, we recorded a $6.5 million impairment charge due to the expected uncollectibility of the majority of this investment. The impairment charge was recorded within “Other non-operating items, net” in the Consolidated Statement of Income.

Deferred compensation assets: Consist primarily of investments held in a trust established to fund obligations under TEGNA’s non-qualified deferred compensation plan.

Deferred financing costs: These costs consist of amounts paid to lenders related to our revolving credit facility. Financing costs paid for our unsecured notes are accounted for as a reduction in the debt obligation.

Prepaid assets: These amounts primarily consist of an asset related to a long-term services agreement for IT security.

NOTE 4 – Income taxes

The provision (benefit) for income taxes consists of the following (in thousands):

2025	Current	Deferred	Total
Federal	$51,340	$13,803	$65,143
State and other	3,359	823	4,182
Total	$54,699	$14,626	$69,325

2024	Current	Deferred	Total
Federal	$154,621	$120	$154,741
State and other	23,130	(3,927)	19,203
Total	$177,751	$(3,807)	$173,944

2023	Current	Deferred	Total
Federal	$96,816	$14,240	$111,056
State and other	13,646	5,497	19,143
Total	$110,462	$19,737	$130,199

Income before income taxes attributable to TEGNA Inc. consists almost entirely of domestic income, with an immaterial amount from foreign sources.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences (amounts in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory tax rate	$60,728	21.0%	$162,490	21.0%	$127,454	21.0%
State taxes (net of federal income tax benefit)1 2 3	4,628	1.6	17,015	2.2	15,867	2.6
Tax credits
Purchase of clean energy federal tax credits	(4,950)	(1.7)	(7,433)	(1.0)	—	—
Other	(329)	(0.1)	—	—	—	—
Changes in valuation allowances	1,096	0.4	(206)	—	(4,080)	(0.7)
Non-taxable or non-deductible items
Non-deductible officers' compensation	6,423	2.2	3,375	0.4	2,897	0.5
Non-deductible transaction costs[4]	3,687	1.3	—	—	(4,855)	(0.8)
Non-taxable Merger termination fee	—	—	—	—	(8,191)	(1.3)
Other	(1,037)	(0.4)	2,448	0.3	391	0.1
Changes in unrecognized tax benefits	(352)	(0.1)	(2,491)	(0.3)	(1,050)	(0.2)
Other adjustments	(569)	(0.2)	(1,254)	(0.1)	1,766	0.3
Effective tax rate	$69,325	24.0%	$173,944	22.5%	$130,199	21.5%

1 The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2025, include California, Texas, and Minnesota.

2 The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2024, include California, Minnesota, Texas, Georgia, Connecticut, Florida, Colorado, and Arizona.

3 The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2023, include California, Texas, Minnesota, Maryland, Colorado and Arizona.

4 The effective tax rate for the year ended December 31, 2023, was favorably impacted by the deduction of previously capitalized transaction costs that became deductible for tax purposes following the termination of the related transaction.

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

Deferred tax liabilities and assets were composed of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Deferred tax liabilities
Accelerated amortization of deductible intangibles	$573,288	$567,009
Accelerated depreciation	56,804	59,558
Right-of-use assets for operating leases	15,814	15,770
Other	5,681	4,097
Total deferred tax liabilities	651,587	646,434
Deferred tax assets
Accrued compensation costs	18,947	23,081
Pension and post-retirement medical and life	16,185	17,804
Loss carryforwards	19,183	15,416
Operating lease liabilities	16,108	16,656
Other	18,180	18,065
Total deferred tax assets	88,603	91,022
Deferred tax asset valuation allowance	28,283	23,801
Total net deferred tax liabilities	$591,267	$579,213

As of December 31, 2025, we had approximately $7.6 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2031 through 2045 in addition to $3.7 million of federal and $14.8 million of state interest disallowance carryforwards that do not expire.

Included in total deferred tax assets are valuation allowances of approximately $28.3 million as of December 31, 2025, and $23.8 million as of December 31, 2024, primarily related to federal and state interest disallowance carryforwards, minority investments, state net operating loss carryforwards and accrued compensation costs. This $4.5 million change in valuation allowance is primarily due to additional valuation allowances on state net operating loss carryforwards and federal and state interest disallowance carryforwards, as well as an increase in valuation allowance related to minority investments. If, in the future, we believe that it is more likely than not that these deferred tax assets will be realized, the valuation allowances will be reversed in the Consolidated Statements of Income.

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

The following table summarizes the activity related to deferred tax asset valuation allowances (in thousands):

	2025	2024	2023
Balance at beginning of year	$23,801	$25,001	$26,339
Additions to valuation allowance	4,875	2,212	5,001
Reductions to valuation allowance	(393)	(3,412)	(6,339)
Balance at the end of year	$28,283	$23,801	$25,001

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

	2025	2024	2023
Change in unrecognized tax benefits
Balance at beginning of year	$4,236	$6,645	$7,725
Additions based on tax positions related to the current year	99	123	—
Additions for tax positions of prior years	—	123	151
Reductions of tax positions of prior years	(131)	(378)	(680)
Settlements	(151)	(1,710)	—
Reductions due to lapse of statutes of limitations	(498)	(567)	(551)
Balance as of end of year	$3,555	$4,236	$6,645

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2.9 million as of December 31, 2025, and $3.4 million as of December 31, 2024. This amount includes the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recorded income from interest and penalties for uncertain tax positions of $0.8 million and $0.3 million in 2024 and 2023, respectively. We did not recognize income or expense in 2025. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was zero as of December 31, 2025 and December 31, 2024.

We file income tax returns in the U.S. and various state jurisdictions. The 2022 through 2025 tax years remain subject to examination by the Internal Revenue Service, and the 2016 through 2025 tax years remain subject to examination by state authorities.

Cash Taxes Paid

The following table summarizes cash paid for income taxes, net of refunds received (in thousands):

	2025	2024	2023
Federal taxes	$105,592	$109,791	$112,561
State and local taxes	7,550	24,332	13,577
Total	$113,142	$134,123	$126,138

NOTE 5 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Dec. 31,
	2025	2024
Unsecured notes bearing fixed rate interest at 4.75% due March 2026	$—	$550,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 4.625% due March 2028	1,000,000	1,000,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	1,100,000
Total principal long-term debt	2,540,000	3,090,000
Debt issuance costs	(11,767)	(17,285)
Unamortized premiums	2,354	3,736
Total long-term debt	$2,530,587	$3,076,451

On July 2, 2025, we utilized available cash on hand to repay $250 million of our $550 million unsecured notes that were scheduled to mature in March 2026. We also paid $3.5 million of accrued interest and wrote off $0.5 million of unamortized debt issuance costs related to the early partial payoff of these notes.

On September 22, 2025, we utilized available cash on hand to repay the remaining $300 million of our $550 million March 2026 unsecured notes. At that time, we also paid $0.3 million of accrued interest and wrote off $0.4 million of unamortized debt issuance costs related to the early partial payoff of these notes.

As of December 31, 2025, cash and cash equivalents totaled $291.2 million and we had $11.3 million of letters of credit outstanding resulting in unused borrowing capacity of $738.7 million under our $750 million revolving credit facility, which expires in January 2029. As of December 31, 2025, we were in compliance with all covenants contained in our debt agreements and credit facility, including the leverage ratio (our one financial covenant). We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule discloses annual maturities of the principal amount of total debt due (in thousands):

Repayment schedule of principal long-term debt as of Dec. 31, 2025	Annual Maturities
2026	$—
2027	440,000
2028	1,000,000
2029	1,100,000
2030	—
Thereafter	—
Total	$2,540,000

NOTE 6 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure tables presented below primarily include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans.

Pension costs, which primarily include costs for our qualified TRP and non-qualified SERP, are presented in the following table (in thousands):

	2025	2024	2023
Interest cost on benefit obligation	$21,641	$22,756	$24,183
Expected return on plan assets	(20,719)	(22,066)	(20,940)
Amortization of prior service cost	90	90	90
Amortization of actuarial loss	5,979	5,942	6,059
Pension settlement charge	—	10,316	—
Expense for company-sponsored retirement plans	$6,991	$17,038	$9,392

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

	Dec. 31,
	2025	2024
Change in benefit obligations
Benefit obligations as of beginning of year	$409,822	$462,466
Interest cost	21,641	22,756
Actuarial loss (gain)	4,496	(14,400)
Benefits paid	(39,916)	(32,666)
Pension settlements (1)	—	(28,334)
Benefit obligations as of end of year	$396,043	$409,822
Change in plan assets
Fair value of plan assets as of beginning of year	$337,902	$386,108
Actual gains experienced by plan assets	27,826	5,270
Employer contributions	5,203	7,524
Benefits paid	(39,916)	(32,666)
Pension settlements (1)	—	(28,334)
Fair value of plan assets as of end of year	$331,015	$337,902
Funded status as of end of year	$(65,028)	$(71,920)
Amounts recognized in Consolidated Balance Sheets
Accrued liabilities other—current	$(8,506)	$(5,964)
Pension liabilities—non-current	$(56,522)	$(65,956)

(1) Settlements represent lump sum benefit payments to certain TRP participants. When aggregate lump sums exceed the settlement threshold, pension settlement charges are incurred, and the lump sum payments prompting the charge are shown on a separate line from other benefit payments.

The actuarial loss in 2025 of $4.5 million was primarily due to a decrease in the discount rate used to calculate the benefit obligations (which decreased from 5.60% at December 31, 2024 to 5.39% as of December 31, 2025), which resulted in an actuarial loss of $5.8 million.

The actuarial gain in 2024 of $14.4 million was primarily due to an increase in the discount rate used to calculate the benefit obligations (which increased from 5.20% at December 31, 2023 to 5.60% as of December 31, 2024), which resulted in an actuarial gain of $13.0 million.

The funded status (on a projected benefit obligation basis) of our principal retirement plans as of December 31, 2025, is as follows (in thousands):

	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$331,015	$353,632	$(22,617)
SERP (1)	—	42,312	(42,312)
All other	—	99	(99)
Total	$331,015	$396,043	$(65,028)

(1) The SERP is an unfunded, unsecured liability.

No TRP contributions were made in 2025 while cash contributions of $3.7 million were made in 2024. We made payments to participants of unfunded pension plans, principally the SERP, of $5.1 million and $3.7 million in 2025 and 2024, respectively. During 2026, we are expecting to make $9.0 million of contributions to the TRP and $8.5 million of contributions to the SERP.

The following table presents information for our retirement plans for which accumulated benefit obligation exceed assets (in thousands):

	Dec. 31,
	2025	2024
Accumulated benefit obligation	$396,043	$409,822
Fair value of plan assets	$331,015	$337,902

The following table presents information for our retirement plans for which projected benefit obligations exceed assets (in thousands):

	Dec. 31,
	2025	2024
Projected benefit obligation	$396,043	$409,822
Fair value of plan assets	$331,015	$337,902

The following table summarizes the pre-tax amounts recorded in accumulated other comprehensive loss that have not yet been recognized as a component of pension expense (in thousands):

	Dec. 31,
	2025	2024
Net actuarial losses	$(136,636)	$(145,225)
Prior service cost	(1,256)	(1,346)
Amounts in accumulated other comprehensive loss	$(137,892)	$(146,571)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), pre-tax, consist of the following (in thousands):

	2025	2024	2023
Current year net actuarial gain (loss)	$2,607	$(2,392)	$2,356
Amortization of actuarial loss	5,979	5,942	6,059
Amortization of previously deferred prior service costs	90	90	90
Pension settlement charge	—	10,316	—
Total	$8,676	$13,956	$8,505

Pension costs: The following assumptions were used to determine net pension costs:

	2025	2024	2023
Discount rate	5.60%	5.20%	5.50%
Expected return on plan assets	6.50%	6.00%	5.75%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historical capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31,
	2025	2024
Discount rate	5.39%	5.60%

Plan assets: The asset allocation for the TRP as of the end of 2025 and 2024, and target allocations for 2026, by asset category, are presented in the table below:

	Target Allocation	Actual allocation of Plan Assets
	2026	2025	2024
Equity securities	33%	33%	20%
Debt securities	67%	67%	80%
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain diversification in the total portfolio and each asset class. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Target asset allocations are based on the funded status of the TRP (fair value of pension assets as a percentage of the projected pension obligation). During 2025, the target allocation was 33% for equity securities and 67% for debt securities. Our actual investment return on our TRP assets was 9.9% for 2025, 2.4% for 2024 and 10.0% for 2023.

Cash flows: We estimate we will make the following benefit payments from either retirement plan assets or directly from our funds (in thousands):

Future Period	Cash Payments
2026	$45,973
2027	37,050
2028	36,819
2029	35,446
2030	34,923
2031 through 2035	$153,306

401(k) savings plan

Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, the TEGNA 401(k) Savings Plan. Employees can elect to contribute up to 50% of their compensation to the plan subject to certain limits.

For most participants, the plan’s 2025 matching formula was 100% of the first 4% of compensation that an employee contributes, up to a cap. We also made additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $16.4 million in 2025, $18.7 million in 2024 and $18.6 million in 2023. We settle the 401(k) employer match obligation by issuing our common stock from treasury stock and depositing it in the participants’ accounts.

Multi-employer plan

We contribute to the AFTRA Retirement Plan (AFTRA Plan), a multi-employer defined benefit pension plan, under the terms of collective-bargaining agreements (CBA) that cover certain union-represented employees. The Employee Identification Number (EIN) and three-digit plan number of the AFTRA Plan is 13-6414972/001.

The AFTRA Plan reports for plan year December 1, 2023 to November 30, 2024 that the AFTRA Plan was neither in endangered, critical, or critical and declining status in the Plan Year (e.g., approximately 86% funded). A financial improvement plan or a rehabilitation plan is neither pending nor has one been implemented for the AFTRA Plan.

We make all required contributions to the AFTRA plan as determined under the respective CBAs. We contributed $2.6 million in 2025, $2.9 million in 2024 and $2.8 million in 2023. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2024.

Expiration dates of the SAG-AFTRA CBAs in place range from May 11, 2026 to January 24, 2027. The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2025, 2024 and 2023.

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

The following table presents lease related assets and liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

	Dec. 31,
	2025	2024
Assets
Right of use assets for operating leases	$65,071	$63,535

Liabilities
Operating lease liabilities (current)[1]	$10,739	$10,483
Operating lease liabilities (non-current)	59,981	63,421
Total operating lease liabilities	$70,720	$73,904

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Consolidated Balance Sheets.

As of both December 31, 2025 and 2024, the weighted-average remaining lease term for our lease portfolio was 6.9 years and the weighted average discount rate used to calculate the present value of our lease liabilities was 5.2% as of the end of both periods.

For the years ended December 31, 2025, 2024 and 2023, we recognized lease expense of $13.9 million, $15.6 million, and $16.2 million respectively. In addition, in 2025, 2024 and 2023, we made cash payments for operating leases of $20.1 million, $16.7 million and $17.1 million, respectively, which are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2025 (in thousands):

Future Period	Cash Payments
2026	$15,372
2027	14,106
2028	13,527
2029	12,302
2030	9,912
Thereafter	22,582
Total lease payments	87,801
Less: amount of lease payments representing interest	17,081
Present value of lease liabilities	$70,720

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

In 2025, we recognized an impairment charge of $12.3 million related to equity and debt investments in a private company. The loss was recorded in “Other non-operating items, net” within our Consolidated Statements of Income. The fair values used in the impairment calculations were based on an estimate of the proceeds we expect to ultimately receive related to these investments (which is classified as Level 3 in the fair value hierarchy).

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values due to the short-term nature of these instruments. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $2.54 billion as of December 31, 2025 and $2.98 billion as of December 31, 2024.

The below fair value tables relate to our TRP pension plan assets (in thousands):

Fair value measurements as of Dec. 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash	$12	$—	$—	$12
U.S. Government securities	—	41,411	—	41,411
Total	$12	$41,411	$—	$41,423
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				96,627
Common collective trust - fixed income				192,953
Partnership/joint venture interests				12
Total fair value of plan assets				$331,015

Fair value measurements as of Dec. 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash	$81	$—	$—	$81
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				68,146
Common collective trust - fixed income				269,665
Partnership/joint venture interests				10
Total fair value of plan assets				$337,902

Valuation methodologies used for TRP pension assets measured at fair value in 2025 and 2024 are as follows:

Investments in U.S. government securities consist primarily of zero-coupon U.S. Treasury securities (STRIPS) issued by the U.S. Department of the Treasury. The full faith and credit of the United States government backs these securities. The securities are purchased at a discount and accrete to par value at maturity, with no periodic interest payments. The Plan's strategy for these investments is to provide high-quality, long-duration exposure to U.S. government obligations and to manage interest rate risk within the fixed income allocation. These securities are generally highly liquid and may be sold in the secondary market at prevailing market prices.

Interest in common/collective trusts are valued using the net asset value as a practical expedient provided monthly by the investment manager or fund company. As of December 31, 2025, there were primarily four investments in collective trusts of which three are fixed income funds, whose strategy is to use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. The remaining collective fund is invested in equity securities. The strategy of the fund is to generate returns predominantly from developed equity markets. The collective funds are generally redeemable with a short-term written or verbal notice. There are no unfunded commitments related to these types of funds.

Investments in partnerships are valued at the net asset value as a practical expedient reported by the fund managers. The Plan held an investment in one partnership in 2025. The partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. Future funding commitments to our real estate partnership investment totaled $0.1 million as of both December 31, 2025 and 2024.

Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the year.

NOTE 9 – Shareholders’ equity

As of December 31, 2025, and 2024, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. No shares of preferred stock were issued or outstanding as of December 31, 2025 or 2024. As of December 31, 2025, shareholders’ equity of TEGNA included 161.1 million common shares that were outstanding (net of 7.1 million shares of common stock held in treasury). As of December 31, 2024, shareholders’ equity of TEGNA included 159.9 million common shares that were outstanding (net of 164.5 million shares of common stock held in treasury). The decline in treasury stock is primarily due to the share retirement that occurred in the fourth quarter of 2025. See Note 1 for additional information.

Capital stock and earnings per share

We report earnings per share on two bases, basic and diluted. All basic earnings per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units, restricted stock awards and performance share awards. The diluted earnings per share amounts exclude the effects of approximately 30 thousand and 270 thousand stock awards for 2025 and 2024, respectively, as their inclusion would be accretive to earnings per share.

Our earnings per share (basic and diluted) for 2025, 2024, and 2023 are presented below (in thousands, except per share amounts):

	2025	2024	2023
Net income	$219,472	$599,043	$476,347
Net loss attributable to the noncontrolling interest	384	775	377
Adjustment of redeemable noncontrolling interest to redemption value	(912)	(2,280)	(1,771)
Earnings available to common shareholders	$218,944	$597,538	$474,953

Weighted average number of common shares outstanding - basic	161,416	168,434	207,594
Effect of dilutive securities:
Restricted stock units	802	603	220
Restricted stock awards	13	—	—
Performance share awards	134	128	133
401(k) match shares	455	—	—
Weighted average number of common shares outstanding - diluted	162,820	169,165	207,947

Earnings per share - basic	$1.36	$3.55	$2.29

Earnings per share - diluted	$1.34	$3.53	$2.28

Historically, we made matching contributions to eligible employees participating in our 401(k) plan on a bi-weekly basis. We amended the 401(k) plan effective January 1, 2025 so that, as of that date we will make annual matching contributions to eligible employees in the first quarter of the following year, meaning that matching contributions earned in 2025 were made in a lump sum in the form of TEGNA shares to eligible employees in the first quarter of 2026. We have included the dilutive impact of the 401(k) match that has been earned, but not yet contributed, in the dilutive shares calculation above.

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

In the third quarter of 2023, 1.7 million shares were repurchased at an average share price of $15.96 for an aggregate cost of $27.9 million. These shares were repurchased under the share repurchase program that the Board of Directors authorized in December 2020 and expired on December 31, 2023.

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

In December 2023, our Board of Directors authorized a share repurchase program for up to $650.0 million of our common stock through December 31, 2025. In 2024, we repurchased 18.6 million shares under this program at an average share price of $14.79 for an aggregate cost of $274.8 million. We did not repurchase any shares under the repurchase program in 2025, and the December 2023 share repurchase program expired. Under the terms of the Merger Agreement, TEGNA is not permitted to repurchase its common stock during the pendency of the Merger.

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

Performance share awards (PSA) program - The Leadership Development and Compensation Committee (LDCC) of the Board of Directors has established a long-term incentive performance share program for certain of our executives under the Plan. The number of shares earned under the PSAs program is determined based on the achievement of certain financial performance criteria (specifically, adjusted EBITDA and free cash flow as a percent of revenue, as defined by the PSA agreement) over a two-year cumulative financial performance period. If the financial performance criteria are met and certified by the LDCC, the shares earned under the PSA will be subject to an additional one-year service period before the common stock is released to the participating employees. The PSAs do not pay dividends or allow voting rights during the three-year incentive period. Therefore, the fair value of the PSA is the quoted market value of our stock on the grant date less the present value of the expected dividends not received during the relevant performance period. The PSA provides the LDCC with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria. For expense recognition, in the period it becomes probable that the minimum performance criteria specified in the PSA will be achieved, we recognize expense, net of estimated forfeitures, for the proportionate share of the total fair value of the shares subject to the PSA related to the vesting period that has already lapsed. During each reporting period during the two-year performance period, we adjust the fair value of the PSAs to the quoted market value of our stock price. In the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the PSA, we reverse all the previously recognized compensation expense in the period such a determination is made.

Restricted stock units (RSU) program - We also issue stock-based compensation to eligible employees in the form of RSUs. These awards generally entitle employees to receive at the end of a specified vesting period one share of common stock for each RSU granted, conditioned on continued employment for the relevant vesting period. In most cases, the vesting period is typically four years and RSUs vest 25% per year and settle annually. RSUs do not pay dividends or confer voting rights in respect of the underlying common stock during the vesting period. RSUs are valued based on the fair value of our common stock on the date of grant less the present value of the expected dividends not received during the relevant vesting period. The fair value of the RSU, less estimated forfeitures, is recognized as compensation expense ratably over the vesting period.

Restricted stock awards (RSA) program - We issued RSAs to certain employees in the fourth quarter of 2025 to replace certain RSU awards of those employees, which were simultaneously cancelled. These awards entitle employees to receive at the end of a specified vesting period (which was identical to the vesting period for the corresponding award that was cancelled) one share of common stock for each RSA granted, conditioned on continued employment for the relevant vesting period. These RSAs vest 25% per year and settle annually. RSAs pay dividends and confer voting rights in respect of the underlying common stock during the vesting period. RSAs are valued based on the fair value of our common stock on the date of grant. The fair value of the RSA is recognized as compensation expense ratably over the vesting period.

We generally grant both RSUs and PSAs annually to eligible employees in the first quarter of each year. RSAs are granted on a discretionary basis.

Employee Awards Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards (in thousands):

	2025	2024	2023
RSUs	$14,342	$29,544	$20,931
RSAs	4,556	—	—
PSAs	7,280	8,988	3,566
Total employee awards stock-based compensation	26,178	38,532	24,497
Total income tax benefit	9,042	8,236	9,072
Employee awards stock-based compensation net of tax	$17,136	$30,296	$15,425

RSUs: As of December 31, 2025, there was $23.3 million of unrecognized compensation cost related to unvested RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.5 years. A summary of the RSUs activity is presented below:

	2025		2024		2023
RSU	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	3,487,234	$15.39	3,465,380	$17.12	2,543,732	$17.80
Granted	1,466,264	17.01	2,060,749	13.43	2,289,278	16.09
Vested	(1,570,205)	16.15	(1,683,051)	16.44	(1,122,923)	16.41
Cancelled	(1,336,530)	15.43	(355,844)	15.99	(244,707)	17.78
Unvested at end of year	2,046,763	$15.94	3,487,234	$15.39	3,465,380	$17.12

RSAs: As of December 31, 2025, there was $8.8 million of unrecognized compensation cost related to unvested RSAs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 1.6 years. A summary of the RSAs activity is presented below:

	2025		2024		2023
RSA	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	—	$—	—	$—	—	$—
Granted	833,157	16.03	—	—	—	—
Vested[1]	(428,208)	15.96	—	—	—	—
Cancelled	—	—	—	—	—	—
Unvested at end of year	404,949	$16.11	—	$—	—	$—

1 Vested RSAs are related to shares retained for tax withholding.

PSAs: As of December 31, 2025, there was $10.7 million of unrecognized compensation cost related to non-vested PSAs (holding valuation inputs as of December 31, 2025 constant). This amount will be recognized as expense over a weighted average period of 1.9 years. A summary of the PSAs activity is presented below:

	2025		2024		2023
PSA	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	1,335,345	$14.22	948,021	$18.16	986,104	$18.18
Granted	549,905	16.66	1,132,073	12.72	642,413	16.33
Vested	(431,386)	16.77	(604,102)	16.72	(564,159)	16.21
Cancelled	(293,653)	13.32	(140,647)	15.23	(116,337)	18.25
Unvested at end of year	1,160,211	$14.48	1,335,345	$14.22	948,021	$18.16

Accumulated other comprehensive loss

The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities, foreign currency translation and an unrealized gain on our available-for-sale investment. The following tables summarize the components of, and changes in AOCL, net of tax (in thousands):

2025	Retirement Plans	Foreign Currency Translation(1)	Total
Balance at beginning of year	$(107,176)	$532	$(106,644)
Other comprehensive income before reclassifications	991	—	991
Amounts classified from AOCL	4,232	(532)	3,700
Balance at end of year	$(101,953)	$—	$(101,953)

2024	Retirement Plans	Foreign Currency Translation(1)	Total
Balance at beginning of year	$(120,142)	$532	$(119,610)
Other comprehensive income before reclassifications	824	—	824
Amounts classified from AOCL	12,142	—	12,142
Balance at end of year	$(107,176)	$532	$(106,644)

2023	Retirement Plans	Foreign Currency Translation(1)	Total
Balance at beginning of year	$(126,065)	$532	$(125,533)
Other comprehensive loss before reclassifications	1,769	—	1,769
Amounts classified from AOCL	4,154	—	4,154
Balance at end of year	$(120,142)	$532	$(119,610)

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

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 6 and our other post-retirement benefits (health care and life insurance benefits). Reclassifications out of AOCL related to these post-retirement plans and a realized gain on an available-for-sale investment included the following (in thousands):

	2025	2024	2023
Amortization of prior service (credit) cost, net	$(235)	$90	$(464)
Amortization of actuarial loss	5,961	5,941	6,054
Pension settlement charge	—	10,316	—
Foreign currency	(560)	—	—
Total reclassifications, before tax	5,166	16,347	5,590
Income tax effect	(1,466)	(4,205)	(1,436)
Total reclassifications, net of tax	$3,700	$12,142	$4,154

NOTE 10 – Asset impairment and other

As events occur, or circumstances change, we may recognize non-cash impairment charges to reduce the book value of intangible and other long-lived assets or to record charges (gains) related other efforts, or other unique events.

A summary of these items by year (pre-tax basis) is presented below (in thousands):

	2025	2024	2023
Contractual termination	$—	$1,097	$—
Programming rights impairment	—	—	3,359
Total asset impairment and other	$—	$1,097	$3,359

Contract termination: In 2024, we incurred a $1.1 million charge associated with contract termination related to bringing our national sales organization in-house.

Programming rights impairment: In the second quarter of 2023, a $3.4 million impairment charge was recognized on programming assets.

NOTE 11 – Other matters

Litigation

Litigation Relating to the Merger

As of March 2, 2026, three complaints have been filed by purported stockholders of TEGNA in connection with the Merger: Faul v. TEGNA Inc., et al., No. 25-cv-12161 (filed in the U.S. District Court for the Northern District of Illinois on October 3, 2025 (the "Faul Litigation"), Cohen v. TEGNA Inc., et al., Index No. 659416/2025 (filed in New York County on October 28, 2025), and Brady v. TEGNA Inc., et. al., Index No. 659438/2025 (filed in New York County on October 29, 2025). The complaints generally allege that the preliminary proxy statement filed by TEGNA on September 17, 2025 in connection with the Merger (the “Preliminary Proxy Statement”) or the definitive proxy statement filed by TEGNA on October 10, 2025 in connection with the Merger (the “Definitive Proxy Statement”) include false and misleading information and/or fail to disclose allegedly material information in violation of federal or state law. The complaints seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ and expert fees. As of February 17, 2026, the Faul Litigation has been dismissed without prejudice for want of prosecution. In addition to these complaints, TEGNA has received demand letters from counsel representing purported stockholders of TEGNA, alleging similar deficiencies and/or omissions in the Preliminary Proxy Statement or the Definitive Proxy Statement. TEGNA believes that the allegations in these actions are without merit. Additional complaints arising out of the Merger may be filed in the future, and additional demand letters arising out of the Merger may be received in the future.

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

On January 23,2026, the Court held a status hearing and issued a minute order establishing dates for completion of fact discovery (June 1, 2026), the class certification process (through approximately Q1 2027), the summary judgment process (through approximately Q3 2027), and start of trial (November 1, 2027).

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

Commitments: The following table summarizes the expected cash outflow related to our commitments on programming contracts that are not recorded on our Consolidated Balance Sheets as of December 31, 2025. Such obligations include future payments related to network affiliation agreements, commitments to purchase syndicated television programming that will be produced in the future, and the rights to carry certain professional sporting events. Certain network affiliation agreements include variable fee components. The table below lists programming contract commitments by year for each of the next five years and all years thereafter in aggregate (in thousands). These amounts are based on current estimates and may change due to changes in inputs such as subscriber counts.

Year	Programming Contracts
2026	$937,760
2027	510,467
2028	441,326
2029	1,378
2030	1,419
Thereafter	—
Total	$1,892,350

Major Customers: Customers that purchase our advertising and marketing services are comprised of local, regional, and national advertisers across our markets. Our distribution revenue customers include MVPDs and vMVPDs that pay us to carry our programming. In 2025, two customers purchased both advertising and marketing services and paid us compensation related to retransmission consent agreements, which in the aggregate represented more than 10% of consolidated revenue in 2025. These customers represented $361.1 million and $273.8 million of consolidated revenue in fiscal year ended December 31, 2025. In 2024, we had one major customer that represented more than 10% of our revenue with $386.9 million. In 2023, we had two major customers that each represented more than 10% of our revenue with $415.4 million and $300.5 million.

Related Party Transactions: We have equity investments in MadHive, which through December 31, 2025 was a related party of TEGNA. We also had a commercial agreement with MadHive, which expired on December 31, 2025, under which MadHive provided platform services to our Premion business. We also previously had an additional commercial agreement with MadHive under which Premion had access to streaming inventory available in MadHive’s demand site platform. That agreement expired as of December 31, 2024. During the year ended December 31, 2025, we incurred expenses of $0.7 million as a result of the platform services agreement with MadHive. During the years ended December 31, 2024 and 2023, we incurred $58.1 million and $90.6 million of expenses, respectively, under the two commercial agreements. These expenses are recorded as “Cost of revenue” on our Consolidated Statements of Income. As of December 31, 2025, we had accounts receivable of $0.1 million and as of December 31, 2024, we had accounts payable and accrued liabilities associated with the MadHive commercial agreements of $0.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls or in other factors during our fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Your Board of Directors,” “TEGNA Board Nominees,” “Committees of the Board of Directors,” “Committee Charters,” “Ethics Policy” and “Insider Trading and Anti-Hedging Policy” under the heading “Proposal 1 – Election of Directors”, the information appearing under "Compensation Discussion and Analysis" under the heading "Executive Compensation", and “Delinquent Section 16(a) Reports” under the heading “Additional Information” in our 2026 proxy statement, or if the 2026 proxy statement is not filed within 120 days after December 31, 2025, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Executive Compensation” and the information appearing under “Director Compensation,” “Outstanding Non-Employee Director Equity Awards at Fiscal Year-End” and “Related Transactions; Compensation Committee Interlocks and Insider Participation” under the heading “Proposal 1–Election of Directors” in our 2026 proxy statement, or if the 2026 proxy statement is not filed within 120 days after December 31, 2025, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Equity Compensation Plan Information” and “Securities Beneficially Owned by Directors, Executive Officers and Principal Shareholders” in our 2026 proxy statement, or if the 2026 proxy statement is not filed within 120 days after December 31, 2025, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Director Nominees” under the heading “Proxy Summary: Snapshot of 2026 Director Nominees” and “Related Transactions; Compensation Committee Interlocks and Insider Participation” under the heading “Proposal 1 - Election of Directors” in our 2026 proxy statement, or if the 2026 proxy statement is not filed within 120 days after December 31, 2025, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information appearing under “Report of the Audit Committee” under the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2026 proxy statement, or if the 2026 proxy statement is not filed within 120 days after December 31, 2025, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Financial Statement Schedules and Exhibits.
(1)
Financial Statements.

(2)
Financial Statement Schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)
Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Agreement and Plan of Merger, dated as of August 18, 2025, by and among TEGNA Inc., Nexstar Media Group, Inc. and Teton Merger Sub. Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on August 19, 2025.

3-1	Fifth Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on April 25, 2024.

3-2	By-laws, as amended through August 26, 2025.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on August 29, 2025.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2019.

4-5	Fourteenth Supplemental Indenture, dated as of January 9, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2020.

4-6	Fifteenth Supplemental Indenture, dated as of September 10, 2020, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2020.

4-7	Description of Securities.	Attached.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-1-4	Amendment No. 4 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of October 9, 2024.*	Incorporated by reference to Exhibit 10-1-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2024.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

Exhibit Number	Exhibit	Location
10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of October 9, 2024.*	Incorporated by reference to Exhibit 10-2-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2024.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

Exhibit Number	Exhibit	Location
10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Incorporated by reference to Exhibit 10-4-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-4-12	Amendment No. 11 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of June 25, 2024.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2024.

10-4-13	Amendment No. 12 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of October 9, 2024.*	Incorporated by reference to Exhibit 10-4-13 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2024.

10-4-14	Amendment No. 13 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of December 9, 2024.*	Incorporated by reference to Exhibit 10-4-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2024.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Incorporated by reference to Exhibit 10-5-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

Exhibit Number	Exhibit	Location
10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2020 Omnibus Incentive Compensation Plan.	Incorporated by reference to Appendix B to TEGNA Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2020.

10-8	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2022.

10-9	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2021.

10-9-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2022.

10-9-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2023.

10-9-3	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2023.

10-9-4	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2024.

10-9-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2025.

10-9-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2025.

10-10	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2022.

10-10-1	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2023.

10-10-2	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2024.

10-10-3	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2025.

10-10-4	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2025.

10-11	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

Exhibit Number	Exhibit	Location
10-12	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-13	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-13-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-14	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-14-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-14-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-15	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-15-1	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-27-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-15-2	Amendment No. 2 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-18-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2023.

10-15-3	Amendment No. 3 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-15-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2024.

10-15-4	Amendment No. 4 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2025.

10-16	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-16-1	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-28-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2018.

10-16-2	Amendment No. 2 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-19-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2023.

10-16-3	Amendment No. 3 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-16-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2024.

10-17	Offer Letter, dated as of June 17, 2024, by and between TEGNA Inc. and Michael Steib.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 20, 2024.

Exhibit Number	Exhibit	Location
10-18	Offer Letter, dated as of October 18, 2024, by and between TEGNA Inc. and Alex J. Tolston.*	Incorporated by reference to Exhibit 10-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2024.

10-19	Letter Agreement, dated as of September 18, 2024, by and between TEGNA Inc. and Lynn Beall.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on September 19, 2024.

10-19-1	Letter Agreement, dated as of August 18, 2025, by and between TEGNA Inc. and Michael Steib.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2025.

10-19-2	Letter Agreement, dated as of August 18, 2025, by and between TEGNA Inc. and Julie Heskett.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2025.

10-19-3	Letter Agreement, dated as of August 18, 2025, by and between TEGNA Inc. and Thomas Cox.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2025.

10-19-4	Letter Agreement, dated as of August 18, 2025, by and between TEGNA Inc. and Alex J. Tolston.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2025.

10-20

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

10-20-1	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-20-2

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

10-20-3

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

10-20-4

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

10-20-5

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

10-20-6

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

10-20-7

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

10-20-8

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
10-20-9

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

10-20-10

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

10-20-11

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

10-20-12

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

Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on January 25, 2024.

10-21	Form of CEO Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2023.

10-21-1	Form of CEO Performance Share Unit Award Agreement.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2024.

Exhibit Number	Exhibit	Location
10-22	Form of Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 8-K filed on August 9, 2023.

10-23	Form of Cash Retention Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on August 9, 2023.

10-24	TEGNA Inc. Executive Officer Cash Severance Policy.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on October 26, 2023.

19	TEGNA Inc. Insider Trading and Anti-Hedging Policy.	Incorporated by reference to Exhibit 19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2024.

21	Subsidiaries of TEGNA Inc.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

97	TEGNA Inc. Clawback Policy	Incorporated by reference to Exhibit 97 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date file because its Inline XBRL tags are embedded within the Inline XBRL document.	Attached.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.

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

Dated: March 2, 2026	TEGNA Inc. (Registrant)

	By:	/s/ Julie A. Heskett
Julie A. Heskett
Senior Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 2, 2026	/s/ Michael Steib
Michael Steib
President and Chief Executive Officer
(principal executive officer)

Dated: March 2, 2026	/s/ Julie A. Heskett
Julie A. Heskett
Senior Vice President and Chief Financial Officer
(principal financial officer)

Dated: March 2, 2026	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(principal accounting officer)

Dated: March 2, 2026	/s/ Gina L. Bianchini
Gina L. Bianchini, Director

Dated: March 2, 2026	/s/ Catherine Dunleavy
Catherine Dunleavy, Director

Dated: March 2, 2026	/s/ Howard D. Elias
Howard D. Elias, Director, Chairman

Dated: March 2, 2026	/s/ Stuart J. Epstein
Stuart J. Epstein, Director

Dated: March 2, 2026	/s/ Scott K. McCune
Scott K. McCune, Director

Dated: March 2, 2026	/s/ Henry W. McGee
Henry W. McGee, Director

Dated: March 2, 2026	/s/ Neal B. Shapiro
Neal B. Shapiro, Director

Dated: March 2, 2026	/s/ Michael Steib
Michael Steib, Director

Dated: March 2, 2026	/s/ Denmark West
Denmark West, Director

Dated: March 2, 2026	/s/ Melinda C. Witmer
Melinda C. Witmer, Director

GLOSSARY OF FINANCIAL TERMS

Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2025 Form 10-K.

ADJUSTED EBITDA – Net income attributable to the Company before (1) net loss (income) attributable to redeemable noncontrolling interest, (2) income taxes, (3) interest expense, (4) interest income, (5) other non-operating items, net, (6) M&A related costs, (7) employee retention costs, (8) workforce restructuring costs, (9) asset impairment and other, (10) earnout adjustments, (11) depreciation and (12) amortization of intangible assets.

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